Form 10-Q
period 1994-12-31
DATASCOPE CORP
filed 1995-02-13
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1994
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                         Commission File Number 0-6516

                                DATASCOPE CORP.
- - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                              13-2529596
- - - - -------------------------------             --------------------
(State of other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)


14 Philips Parkway, Montvale, New Jersey        07645-9998
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code  (201) 391-8100

- - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report:

       Indicate by check mark whether the registrant
       (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and
       (2)  has been subject to such filing requirements for the past 90 days.
                      YES     X             NO
                            -----                -----

Number of Shares of Company's Common Stock outstanding as of January 31, 1995:
16,065,723.

                        DATASCOPE CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

   NET SALES

       Sales increased 7% and 8% in the second quarter and first six months of fiscal 1995 respectively, as compared to the corresponding periods last year, primarily due to worldwide growth of the Cardiac Assist division and InterVascular, the Company's subsidiary that produces vascular grafts.

       The Cardiac Assist division made the principal contribution to increased sales with continued strong worldwide sales of the intra-aortic balloon catheters and the new System 97 intra-aortic balloon pump.

       The increased vascular graft sales were primarily attributable to higher international sales of coated grafts. Collagen product sales increased in the second quarter of fiscal 1995 compared to the same period last year.

       Sales of the Patient Monitoring division declined in the second quarter and first six months of fiscal 1995 compared to the same periods last year due to the impact of the U.S. shipment hold on Point of View(TM) monitors. International sales of monitoring products increased. As previously reported, the Company voluntarily put U.S. shipments of the Point of View monitor on hold in October 1994 after an audit conducted by the Company disclosed a regulatory issue concerning data submitted to the Food and Drug Administration (FDA). After meeting with the FDA on November 9, 1994, the Company continued to hold U.S. shipments pending the FDA's satisfactory review of data supporting the Company's 510(k) filing.

       The weakening of the U.S. dollar compared to major European currencies favorably impacted sales by approximately $600 thousand and $1.1 million in the second quarter and first six months of fiscal 1995, compared to the corresponding periods last year.

   GROSS PROFIT (NET SALES LESS COST OF SALES)

       The gross profit increase of 8% in the second quarter of fiscal 1995 was slightly higher than the sales increase primarily reflecting an improved mix of sales of higher margin products. The gross profit increase of 8% in the first six months of fiscal 1995 was in line with the sales increase. The gross profit percentage improved slightly to 65.5% and 65.2% for the second quarter and first six months of fiscal 1995, respectively, compared to 65.0% and 65.1% for the corresponding periods last year because of the more favorable sales mix.

   RESEARCH AND DEVELOPMENT (R&D)

       As a percentage of sales, R&D expenses amounted to 10% in both the second quarter and first six months of fiscal 1995 as compared to 11% for the same periods last year. Total R&D expenses declined 2% in the second quarter of fiscal 1995 compared to the same period last year primarily attributable to a slight decline in R&D expenditures in the Patient Monitoring and Cardiac Assist divisions, as both divisions introduced major new products last year. Partially offsetting the above decline was increased R&D expenditures for collagen products and vascular grafts. R&D expenses increased 3% in the first six months of fiscal 1995 compared to the corresponding period last year due to higher R&D expenditures for collagen products and vascular grafts.

   SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

       As a percentage of sales, SG&A expenses were 43.5% and 44.5% in the second quarter and first six months of fiscal 1995, respectively, compared to the 42.3% and 43.9% for the corresponding periods last year.

       SG&A expenses increased $2.0 million or 10% in the second quarter and $3.4 million or 9% in the first six months of fiscal 1995 compared to the corresponding periods last year. The increases were primarily attributable to increased sales and marketing expenses to support the higher sales, and to expenses associated with installation of new computer systems.

       The weakening of the U.S. dollar compared to major European currencies increased SG&A expenses by approximately $400 thousand and $600 thousand in the second quarter and first six months of fiscal 1995, respectively, compared to the corresponding periods last year.

   INTEREST INCOME AND EXPENSE

       The higher interest income in the second quarter and first six months of fiscal 1995 compared to the same periods last year was attributable to an increase in the investment portfolio and an increase in interest rates.

   OTHER INCOME AND EXPENSE

       The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Forward foreign exchange contracts outstanding at December 31, 1994 totaled $3.7 million, all of which were in European currencies, with maturities that do not exceed 12 months.

   LIQUIDITY AND CAPITAL RESOURCES

       The Company maintained its strong financial position during the first six months of fiscal 1995. Working capital was $103.5 million at December 31, 1994, compared to $105.0 million at June 30, 1994. The slight decline in working capital was primarily attributable to an $8.1 million investment in non-current marketable securities.

       The current ratio at December 31, 1994 was 4.6:1 compared to 4.2:1 at June 30, 1994. Cash provided by operating activities was $15.3 million in the first six months of fiscal 1995 compared to $7.0 million in the corresponding period last year, with the increase primarily attributable to higher accounts receivable collections. In the first six months of fiscal 1995 cash was used to purchase $8.1 million of marketable securities with terms up to 4 years and $6.9 million of plant and equipment which included sales demonstration units for new products.

       Management believes that the Company's financial resources are sufficient to meet its projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected the Company.

                        DATASCOPE CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                         SIX MONTHS ENDED      THREE MONTHS ENDED
                                           DECEMBER 31,           DECEMBER 31,
                                        ------------------     ------------------
                                           1994      1993        1994      1993
                                        -------    -------     -------    -------
NET SALES                               $90,000    $83,300     $48,400    $45,200
                                        -------    -------     -------    -------

Costs and Expenses:
  Cost of sales                          31,278     29,101      16,681     15,804
  Research and development
    expenses                              9,116      8,850       4,665      4,783
  Selling, general and
    administrative expenses              40,010     36,570      21,068     19,104
                                        -------    -------     -------    -------
                                         80,404     74,521      42,414     39,691
                                        -------    -------     -------    -------

Operating Earnings                        9,596      8,779       5,986      5,509

Other (Income) Expense:
  Interest income                        (1,132)      (816)       (605)      (423)
  Interest expense                            7          9           4          3
  Other, net                                 97        163          84        147
                                        -------    -------     -------    -------
                                         (1,028)      (644)       (517)      (273)
                                        -------    -------     -------    -------

Earnings Before Taxes on Income          10,624      9,423       6,503      5,782

Taxes on Income                           3,506      3,109       2,146      1,908
                                        -------    -------     -------    -------

Net Earnings                            $ 7,118    $ 6,314     $ 4,357    $ 3,874
                                        =======    =======     =======    =======


Earnings Per Share (Note 3)               $0.44      $0.39       $0.27      $0.24
                                        =======    =======     =======    =======

Weighted Average Number of Common
  and Common Equivalent Shares
  Outstanding (Note 3)                   16,185     16,148      16,188     16,164
                                        =======    =======     =======    =======





                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                         Dec. 31,      June 30,
                                                           1994          1994
                                                        -----------   ---------
                                                        (unaudited)      (a)
ASSETS
Current Assets:
  Cash and cash equivalents                              $  2,676      $  2,082
  Marketable securities, at cost (Note 5)                  42,939        43,339
  Accounts receivable, less allowance for doubtful
    accounts of $1,275 and $1,188                          43,533        51,278
  Inventories (Note 2)                                     33,218        33,474
  Prepaid expenses and other current assets (Note 4)       10,068         8,081
                                                         --------      --------
      Total Current Assets                                132,434       138,254
Property, Plant and Equipment, net of accumulated
  depreciation of $31,383 and $28,358                      42,441        40,864
Marketable Securities, non-current at cost (Note 5)         8,074            -
Other Assets (Note 4)                                       6,016         6,303
                                                         --------      --------
                                                         $188,965      $185,421
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $  7,650      $  9,515
  Accrued expenses                                         12,145        11,485
  Accrued compensation                                      7,275         9,813
  Income taxes payable                                      1,898         2,462
                                                         --------      --------
      Total Current Liabilities                            28,968        33,275

Other Liabilities                                           8,506         8,084

Stockholders' Equity (Note 3)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares;
    Issued and outstanding, none                                -             -
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,059,608 and 16,043,411 shares             161           160
  Additional paid-in capital                               41,697        41,605
  Retained earnings                                       111,126       104,008
  Cumulative translation adjustments                       (1,493)       (1,711)
                                                         --------      --------
                                                          151,491       144,062
                                                         --------      --------
                                                         $188,965      $185,421
                                                         ========      ========


                 (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1994          1993
                                                            --------      --------
OPERATING ACTIVITIES:
  Net Earnings                                              $  7,118      $  6,314
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                             4,001         2,957
     Provision for supplemental pension                          460           700
     Provision for losses on accounts receivable                 103            72
     Deferred income tax (benefit)                                 -           (31)
     Tax benefit of stock options exercised                        -             7
  Changes in operating assets and liabilities:
     Accounts receivable                                       7,785           (79)
     Inventories                                               1,991        (1,786)
     Other assets                                             (1,764)       (4,073)
     Accounts payable                                         (1,894)        1,801
     Income taxes payable                                       (564)        2,345
     Accrued and other liabilities                            (1,981)       (1,203)
                                                            --------      --------
  Net cash provided by operating activities                   15,255         7,024
                                                            --------      --------

INVESTING ACTIVITIES:
  Capital expenditures                                        (6,933)       (6,865)
  Purchases of short-term marketable securities              (41,081)      (38,587)
  Sales of short-term marketable securities                   41,481        38,919
  Purchases of long-term marketable securities                (8,110)            -
  Sales of long-term marketable securities                         -             -
                                                            --------      --------
  Net cash used in investing activities                      (14,643)       (6,533)
                                                            --------      --------

FINANCING ACTIVITIES:
  Exercise of stock options                                      172            85
  Treasury shares acquired upon exercise of stock options        (79)           (9)
                                                            --------      --------
  Net cash provided by (used in) financing activities             93            76
                                                            --------      --------

  Effect of exchange rates on cash                              (111)          (37)
                                                            --------      --------

Increase (decrease) in cash and cash equivalents                 594           530
Cash and cash equivalents, beginning of period                 2,082           856
                                                            --------      --------

Cash and cash equivalents, end of period                    $  2,676      $  1,386
                                                            ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                $      7      $      9
                                                            --------      --------
    Income taxes                                            $  3,085      $  2,076
                                                            --------      --------


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 1994, the statements of consolidated earnings for the three and six month periods ended December 31, 1994 and 1993 and the consolidated statements of cash flows for the six month periods ended December 31, 1994 and 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 annual report to shareholders. The results of operations for the period ended December 31, 1994 are not necessarily indicative of the operating results for the full year.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                                     (In thousands)

                                                DECEMBER 31,   JUNE 30,
                                                    1994         1994
                                                ------------   --------
          Materials                               $16,194       $15,785
          Work in Process                           5,470         3,582
          Finished Goods                           11,554        14,107
                                                  -------       -------
                                                  $33,218       $33,474
                                                  =======       =======

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the six months ended December 31, 1994 are as follows:

                                                            (In thousands)
          Net income                                             $7,118
          Translation adjustments                                   218
          Proceeds on the exercise of options to purchase
              16,197 shares of common stock                          93
                                                                 ------
          Total increase in stockholders' equity                 $7,429
                                                                 ======

4.  TAXES ON INCOME

Effective July 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

Included in prepaid expenses at December 31, 1994 is a current deferred tax asset of $1,672,000. Other assets at December 31,1994 includes a non-current deferred tax asset of $1,182,000, which is net of a valuation allowance of $1,236,000 related to tax loss carryforwards. These amounts represent management's best estimate of the amount which more likely than not will be realized.

There was no change in the valuation allowance during the six months ended December 31, 1994.

5.  NEW FINANCIAL ACCOUNTING STANDARDS IN FISCAL 1995

As required by the Financial Accounting Standards Board, the Company has adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", which requires accrual accounting for postemployment benefits rather than the cash method, and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115), which establishes the accounting and reporting for such investments. The Company has determined that these statements do not have a material impact on the Company's consolidated financial statements. For purposes of Statement 115, the Company has determined that its investment portfolio, both current and non-current, will be classified as held-to-maturity and therefore carried at amortized cost.

Part II:

        Item 6      Exhibits and Reports on Form 8-K


                           (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                                       Form 10-Q





SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DATASCOPE CORP.
                                Registrant





                                By: /s/ LAWRENCE SAPER
                                    ------------------------------------
                                    Lawrence Saper
                                    Chairman of the Board
                                    and President





                                By: /s/ MURRAY PITKOWSKY
                                    ------------------------------------
                                    Murray Pitkowsky
                                    Senior Vice President, Secretary and
                                    Chief Financial Officer





Dated:   February 10, 1995

                                EXHIBIT INDEX
                                -------------


                  Exhibit No. 27 --  Financial Data Schedule