Form 10-Q
period 1995-03-31
DATASCOPE CORP
filed 1995-05-12
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995
                           OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                 Commission File Number 0-6516

                     DATASCOPE CORP.
- - ---------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                          13-2529596
- - ----------------------------------------------------------------
(State of other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


     14 Philips Parkway, Montvale, New Jersey  07645-9998
- - -----------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code  (201) 391-8100
                                              ---------------------
- - ------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report:

       Indicate by check mark whether the registrant
       (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and
       (2)  has been subject to such filing requirements for the past 90 days.
                      YES    X             NO
                          -------            -------

Number of Shares of Company's Common Stock outstanding as of April 28, 1995:
16,069,399.

                        DATASCOPE CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

   NET SALES
       Sales increased 7% and 8% in the third quarter and first nine months of fiscal 1995, respectively, as compared to the corresponding periods last year, primarily due to worldwide growth of the Cardiac Assist division and InterVascular, the Company's subsidiary that produces vascular grafts.

       The Cardiac Assist division made the principal contribution to increased sales with continued strong demand for intra-aortic balloon catheters. The System 97 intra-aortic balloon pump, manufactured by the Company's Patient Monitoring division and marketed by its Cardiac Assist division also contributed to increased sales and earnings.

       Sales of the Patient Monitoring division declined in the third quarter and first nine months of fiscal 1995 compared to the same periods last year primarily as a result of the U.S. shipment hold and sales reserves taken on the Point of View(R) (POV) monitors. As previously reported, the Company voluntarily informed the Food and Drug Administration (FDA) of the results of certain regulatory audits. In particular, in October 1994 the Company notified the FDA of questions relating to the POV monitor manufactured by the Patient Monitoring division, and in December 1993 the Company notified the FDA of questions relating to the Pre-Market Approval (PMA) application for the Hemaguard(TM) graft submitted by InterVascular, Inc. The Company voluntarily placed a hold on domestic shipments of the POV monitor and instituted additional independent regulatory audits intended to assure that all Company filings are in compliance with applicable FDA regulations.
       Subsequently, on April 26th, the Company advised its customers that the POV monitor is being recalled from the domestic market. The Company offered its customers other Datascope patient monitoring products pending the completion of engineering corrections and regulatory review, and is also offering credits or refunds to customers.

       The FDA has determined to apply the provisions of the Application Integrity Policy (AIP) to products manufactured by the Company's Patient Monitoring division and InterVascular, Inc. The AIP generally provides that substantive review of marketing applications are suspended pending an assessment by the FDA of the validity of the data contained in such applications. While the Company believes that the independent auditing process previously initiated by it will facilitate the assessment by the FDA of the validity of data, the AIP will probably result in longer time frames for product approvals for the affected business units. The Company intends to continue to cooperate with the FDA.

       Other product sales increases in the third quarter and first nine months of fiscal 1995 were attributable to higher international sales of coated grafts and higher worldwide collagen product sales.

       The PMA application for VasoSeal, the percutaneous device for achieving hemostasis in catheterization procedures involving puncture of the femoral artery, was referred by the FDA to its Circulatory System Devices Panel. The Panel met on May 8, 1995 to review the VasoSeal PMA and recommended approval of VasoSeal for use in both coronary angiography and coronary angioplasty procedures. The Panel's recommendation is an important step in the regulatory approval process leading to final FDA approval. The Company cannot estimate the timing of final FDA action on the VasoSeal PMA.

       The weakening of the U.S. dollar compared to major European currencies favorably impacted sales by approximately $900 thousand and $2.0 million in the third quarter and first nine months of fiscal 1995, respectively, compared to the corresponding periods last year.

   GROSS PROFIT (NET SALES LESS COST OF SALES)

       The gross profit increase of 7% and 8% in the third quarter and first nine months of fiscal 1995, respectively, was consistent with the sales increase.

   RESEARCH AND DEVELOPMENT (R&D)

       Total R&D expenses of $5.0 million declined 2% in the third quarter of fiscal 1995 compared to the same period last year primarily attributable to a slight decline in R&D expenditures in the Patient Monitoring and Cardiac Assist divisions, as both divisions introduced major new products last year. Partially offsetting the above decline was increased R&D expenditures for collagen products and vascular grafts. R&D expenses of $14.2 million in the first nine months of fiscal 1995 were 1% higher than the corresponding period last year due to higher R&D expenditures for collagen products and vascular grafts. As a percentage of sales, R&D expenses amounted to 10% in both the third quarter and first nine months of fiscal 1995 as compared to 11% for the same periods last year.

   SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

       SG&A expenses of $21.7 million increased $2.1 million or 11% in the third quarter of fiscal 1995 compared to the third quarter last year. SG&A expenses of $61.8 million were $5.5 million or 10% greater in the first nine months of fiscal 1995 compared to the corresponding period last year. The increases were primarily attributable to increased sales and marketing expenses to support the higher sales, expenses associated with installation of new computer systems, and higher legal and regulatory expenses.

       The weakening of the U.S. dollar compared to major European currencies increased SG&A expenses by approximately $464 thousand and $1.1 million in the third quarter and first nine months of fiscal 1995, respectively, compared to the corresponding periods last year.

       As a percentage of sales, SG&A expenses were 43.1% and 44.0% in the third quarter and first nine months of fiscal 1995, respectively, compared to 41.6% and 43.1% for the corresponding periods last year.

   INTEREST INCOME AND EXPENSE

       The higher interest income in the third quarter and first nine months of fiscal 1995 compared to the same periods last year was attributable to an increase in the investment portfolio and an increase in interest rates.

   OTHER INCOME AND EXPENSE

       The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Forward foreign exchange contracts outstanding at March 31, 1995 totaled $2.3 million, all of which were in European currencies, with maturities that do not exceed 12 months.

LIQUIDITY AND CAPITAL RESOURCES

       The Company maintained its strong financial position during the first nine months of fiscal 1995. Working capital was $107.5 million at March 31, 1995 compared to $105.0 million at June 30, 1994. Working capital was reduced in the first nine months of fiscal 1995 by a $9.5 million investment in non-current marketable securities with maturities up to 4 years.

       The current ratio at March 31, 1995 was 4.5:1 compared to 4.2:1 at June 30, 1994. Cash provided by operating activities was $25.4 million in the first nine months of fiscal 1995 compared to $11.5 million in the corresponding period last year, with the increase primarily attributable to higher accounts receivable collections. In the first nine months of fiscal 1995 cash was used to purchase $10.8 million of plant and equipment which included sales demonstration units for new products. After deducting $2.5 million book value of sales demonstration units returned to inventory, the net additions to plant and equipment were $8.3 million.

       Management believes that the Company's financial resources are sufficient to meet its projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected the Company.

                        DATASCOPE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              MAR. 31,      JUNE 30,
                                                                1995          1994
                                                            -----------     --------
                                                            (unaudited)        (a)
ASSETS
Current Assets:
  Cash and cash equivalents                                  $  1,981        $  2,082
  Marketable securities, at cost (Note 4)                      48,361          43,339
  Accounts receivable, less allowance for doubtful
    accounts of $1,355 and $1,188                              42,800          51,278
  Inventories (Note 2)                                         35,587          33,474
  Prepaid expenses and other current assets                     9,699           8,081
                                                             --------        --------
      Total Current Assets                                    138,428         138,254
Property, Plant and Equipment, net of accumulated
  depreciation of $32,210 and $28,358                          44,196          40,864
Marketable Securities, non-current at cost (Note 4)             9,509              -
Other Assets                                                    6,185           6,303
                                                             --------        --------
                                                             $198,318        $185,421
                                                             ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                           $  6,962        $  9,515
  Accrued expenses                                             13,383          11,485
  Accrued compensation                                          8,009           9,813
  Income taxes payable                                          2,542           2,462
                                                             --------        --------
      Total Current Liabilities                                30,896          33,275

Other Liabilities                                               9,849           8,084

Stockholders' Equity (Note 3)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares;
    Issued and outstanding, none                                   -               -
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,066,159 and 16,043,411 shares                 161             160
  Additional paid-in capital                                   41,780          41,605
  Retained earnings                                           115,645         104,008
  Cumulative translation adjustments                              (13)         (1,711)
                                                             --------        --------
                                                              157,573         144,062
                                                             --------        --------
                                                             $198,318        $185,421
                                                             ========        ========


                 (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                       NINE MONTHS ENDED     THREE MONTHS ENDED
                                           MARCH 31,               MARCH 31,
                                      -------------------    ------------------
                                        1995       1994         1995      1994
                                      --------   --------    --------   -------
NET SALES                             $140,500   $130,600     $50,500   $47,300
                                      --------   --------    --------   -------

Costs and Expenses:
  Cost of sales                         49,053     45,751      17,775    16,650
  Research and development
    expenses                            14,152     13,975       5,036     5,125
  Selling, general and
    administrative expenses             61,754     56,230      21,744    19,660
                                      --------   --------    --------   -------
                                       124,959    115,956      44,555    41,435
                                      --------   --------    --------   -------

OPERATING EARNINGS                      15,541     14,644       5,945     5,865

Other (Income) Expense:
  Interest income                       (1,859)    (1,193)       (727)     (377)
  Interest expense                          18         17          11         8
  Other, net                               209        320         112       157
                                      --------   --------    --------   -------
                                        (1,632)      (856)       (604)     (212)
                                      --------   --------    --------   -------

EARNINGS BEFORE TAXES ON INCOME         17,173     15,500       6,549     6,077

Taxes on Income                          5,536      4,993       2,030     1,884
                                      --------   --------    --------   -------

NET EARNINGS                          $ 11,637   $ 10,507     $ 4,519   $ 4,193
                                      ========   ========    ========   =======


Earnings Per Share (Note 3)           $   0.72   $   0.65     $  0.28   $  0.26
                                      ========   ========    ========   =======

Weighted Average Number of Common
  and Common Equivalent Shares
  Outstanding (Note 3)                  16,206     16,152      16,211    16,163
                                      ========   ========    ========   =======


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                       ----------------------
                                                                         1995          1994
                                                                       --------      --------
OPERATING ACTIVITIES:
  Net Earnings                                                        $ 11,637      $ 10,507
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                                       5,937         4,476
     Provision for supplemental pension                                    646           850
     Provision for losses on accounts receivable                           253           117
     Deferred income tax (benefit)                                          -            (31)
     Tax benefit of stock options exercised                                  7             7
  Changes in operating assets and liabilities:
     Accounts receivable                                                 9,047        (5,988)
     Inventories                                                         1,331        (1,059)
     Other assets                                                       (1,532)       (3,448)
     Accounts payable                                                   (2,703)        2,300
     Income taxes payable                                                   80         2,159
     Accrued and other liabilities                                         722         1,639
                                                                      --------      --------
  Net cash provided by operating activities                             25,425        11,529
                                                                      --------      --------

INVESTING ACTIVITIES:
  Capital expenditures                                                 (10,772)      (11,757)
  Purchases of short-term marketable securities                        (57,077)      (54,858)
  Sales of short-term marketable securities                             52,055        56,174
  Purchases of long-term marketable securities                          (9,509)           -
                                                                      --------      --------
  Net cash used in investing activities                                (25,303)      (10,441)
                                                                      --------      --------

FINANCING ACTIVITIES:
  Exercise of stock options                                                292            97
  Treasury shares acquired upon exercise of stock options                 (124)           (9)
                                                                      --------      --------
  Net cash provided by financing activities                                168            88
                                                                      --------      --------

  Effect of exchange rates on cash                                        (391)          (66)
                                                                      --------      --------

Increase (decrease) in cash and cash equivalents                          (101)        1,110
Cash and cash equivalents, beginning of period                           2,082           856
                                                                      --------      --------

Cash and cash equivalents, end of period                              $  1,981      $  1,966
                                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                         $     18      $     17
                                                                      --------      --------
     Income taxes                                                     $  4,480      $  4,146
                                                                      --------      --------



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 1995, the statements of consolidated earnings for the three and nine month periods ended March 31, 1995 and 1994 and the consolidated statements of cash flows for the nine month periods ended March 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1994 annual report to shareholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.


                                                          (In thousands)
                                                      March 31,      June 30,
                                                        1995           1994
                                                      ---------      --------
              Materials                                $18,752       $15,785
              Work in Process                            4,377         3,582
              Finished Goods                            12,458        14,107
                                                       -------       -------
                                                       $35,587       $33,474
                                                       =======       =======

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the nine months ended March 31, 1995 are as follows:

                                                                     (In thousands)
              Net income                                                 $11,637
              Translation adjustments                                      1,698
              Proceeds on the exercise of options to purchase
                  22,748 shares of common stock                              176
                                                                         -------
              Total increase in stockholders' equity                     $13,511
                                                                         =======

4.  NEW FINANCIAL ACCOUNTING STANDARDS IN FISCAL 1995

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

Part II:

      Item 6    Exhibits and Reports on Form 8-K


                     (b) Reports on Form 8-K. A Report on Form Form 8-K was filed on April 27, 1995.

                                                                       Form 10-Q





SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DATASCOPE CORP.
                                   Registrant




                                       /s/ Lawrence Saper
                                   By:______________________________
                                      Lawrence Saper
                                      Chairman of the Board
                                      and President




                                       /s/ Murray Pitkowsky
                                   By:______________________________
                                      Murray Pitkowsky
                                      Senior Vice President and Secretary





Dated:   May 12, 1995

                                EXHIBIT INDEX

Exhibit No.                     Description                      Page No.
- - ----------                      -------------                    -------
Ex-27                           Financial Data Schedule