Form 10-K405
period 1995-06-30
DATASCOPE CORP
filed 1995-09-28
CIK 27096

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
   /x/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                       OR
  / /           TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    --------------
Commission File Number 0-6516

                                -----------------
                                 DATASCOPE CORP.
                          (EXACT NAME OF REGISTRANT AS
                            SPECIFIED IN ITS CHARTER)

          DELAWARE                                               13-2529596
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)
      14 Philips Parkway                                            07645
     Montvale, New Jersey                                        (Zip Code)
    (Address of principal
      executive offices)

        Registrant's telephone number, including area code (201) 391-8100
                               ------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (TITLE OF CLASS)
                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                              Yes  X   No
                                  ---     ---
                               ------------------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.
                               ------------------

         The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of August 31, 1995, is approximately $278,000,000.
                               ------------------

         The number of shares outstanding of each of the registrant's classes of common stock, as of August 31, 1995, is as follows:

                  Class                                     Number of Shares
                  -----                                     ----------------
   Common Stock, par value $.01 per share                      16,078,097
                               ------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
         The registrant's proxy statement in connection with its 1995 annual meeting of shareholders (the "Proxy Statement") is incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

    Datascope Corp. (the "Company") manufactures proprietary products for clinical health care markets in interventional cardiology, anesthesiology, cardiovascular and vascular surgery and for use in emergency rooms and intensive care units. The Company's products are distributed worldwide by direct sales personnel and independent distributors. The Company was organized as a New York corporation in 1964 and was reincorporated in Delaware in 1989.

    The Company's business is primarily conducted through its four operating divisions, Cardiac Assist, Patient Monitoring, Collagen Products and InterVascular. The Company's core businesses are cardiac assist systems (intra-aortic balloon pump, or "IABP", systems) and multi-function patient monitoring devices. The Company's Collagen Products Division manufactures and sells the VasoSeal(R) device and other hemostatic products utilized during surgery. The VasoSeal device, announced by the Company in April 1991, is the first device that can rapidly seal arterial punctures after procedures requiring femoral arterial catheterization, including coronary angiography and coronary angioplasty. On July 18, 1995 the Company received a letter from the Food and Drug Administration (the "FDA") informing the Company that the Pre-Market Approval ("PMA") application for the VasoSeal device was approvable for both coronary angiography and coronary angioplasty procedures. See " - Collagen Products". InterVascular manufactures and sells a proprietary line of knitted and woven dacron vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

    The following table sets forth the relative contribution of the Company's principal classes of products to total sales for the periods indicated:

                                                   Fiscal Year Ended June 30,
                                                   --------------------------
                                                1995          1994          1993
                                                ----          ----          ----
Cardiac Assist                                   50%           45%           45%

Patient Monitoring                               40%           47%           46%

Other                                            10%            8%            9%

    Cardiac Assist. The Company is widely recognized as the leading manufacturer and distributor of IABP systems. IABP therapy increases the heart's output and the supply of oxygen-rich blood to the heart while reducing the heart muscle's workload and its oxygen demand. IABP therapy is used to stabilize heart function in instances of cardiac shock, before and after open heart surgery and in the management of heart failure. IABP also plays an important role in supporting acute angioplasty intervention, especially in the high risk patient. It is also used to relieve unstable angina and to correct certain instances of medically resistant cardiac arrhythmias.

    The Company, a pioneer in IABP technology, introduced the first balloon catheter capable of percutaneous insertion (by arterial puncture through the skin), an innovation which eliminated the need for surgical insertion and expanded the market for IABP products from cardiac surgery to the interventional cardiology market. The Company has continued to refine its IABP technology and to introduce new designs.

    The Company manufactures a broad line of disposable intra-aortic balloon ("IAB") catheters for use with balloon pumps. The Company offers an IAB catheter that permits sheathless insertion. By taking up one third less space in the artery, the sheathless IAB catheter allows substantially greater blood flow around the catheter, an attribute that the Company believes reduces complications of IABP therapy which are mainly associated with the obstruction of blood flow in the femoral artery.

    In the second quarter of fiscal 1994, the Company began shipping the System 97 "Small Wonder"(TM), a new compact IABP designed for use either at bedside or in transport. The System 97 has the most advanced features and performance of any console balloon pump now being sold, including a built-in computer modem that provides telephone transmission of data for remote diagnosis. In addition, the System 97 has been designed in a compact form to utilize less floor space than competing systems. The Company believes that the market for small IABPs accounts for two thirds of the total IABP market.

    The System 97 improves upon the Company's System 95 balloon pump, which was marketed by the Company in fiscal years 1993 and 1994. The Company continues to offer the System 95 in markets outside the United States. The Company also markets the System 90T, which is a lighter, transportable balloon pump.

    Patient Monitoring. The Company manufactures and markets a broad line of physiological monitors designed to provide for patient safety and management of patient care. The Company's monitors are capable of continuous and simultaneous measurement of multiple parameters, and are used in operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, and labor and delivery rooms.

    The Company manufactures the PASSPORT(R) monitor, a portable, battery-powered, multi-parameter patient monitor that offers the features of a traditional bedside monitor, including measurement of ECG, blood pressure, temperature, respiration and pulse oximetry (SpO(2)), in a transportable unit that can move with the patient to different settings in the hospital. The Company also offers the PASSPORT EL(TM) monitor, with a large electroluminescent display panel providing a wide viewing angle.

    The PASSPORT monitor is available with a carbon dioxide (CO(2)) option, which allows the clinician to measure the adequacy of ventilation in intubated patients in the operating room, post-anesthesia care unit, emergency room and intensive care unit areas of the hospital. The Company also offers the PASSPORT D(fib)(TM) Transport defibrillator. Weighing less than 9 pounds, the PASSPORT D(fib) defibrillator is ideal for in-hospital transport use and quickly and easily attaches to any PASSPORT vital signs monitor. The Company believes that the PASSPORT D(fib) defibrillator is the lightest and most compact multi-parameter monitor/defibrillator combination available.

    In addition, the Company offers the VISA central station monitor which can be connected to up to eight PASSPORT monitors. The Company believes that the VISA central station is the only system that can monitor both ambulatory patients (with information transmitted by a miniature monitor worn by the patient) and non-ambulatory patients (with information transmitted from the PASSPORT monitor attached to the patient) using one central station. This mixed system allows patients to receive more individualized care.

    In the third quarter of fiscal 1994, the Company began shipping the Point of View(R) critical care patient monitoring system. The Point of View(R) monitor is modular and features a light-weight flat display panel. The flat panel along with the monitor forms a transport unit enabling the monitor to be used continuously before, during and after surgical procedures. In the second quarter of fiscal 1995, the Company put a U.S. shipment hold on the Point of View monitor after an audit conducted by the Company disclosed a regulatory issue concerning data submitted to the FDA. In the fourth quarter of fiscal 1995, the Company commenced a voluntary recall of the Point of View monitor. In June 1995, international shipments of the Point of View monitor were resumed after issues relating to the product's performance were resolved. See "Business - Regulation."

    During fiscal 1993 the Company extended its MULTINEX(R) product line (an advanced integrated respiratory gas monitor which combines the measurement of carbon dioxide, oxygen and nitrous oxide with pulse oximetry) by introducing the MULTINEX Plus Respiratory Gas Monitor. This product is capable of measuring Suprane(R) and Sevoflurane, new anesthetic agents. In fiscal 1993, the Company also introduced the Genius(R) FirstTemp(R) * predictive temperature probe option for the ACCUTORR(R) non-invasive blood pressure ("NIBP") monitor. The addition of temperature monitoring to the ACCUTORR monitor allows the clinician to make rounds with one monitor providing convenient measurement of vital signs including NIBP, SpO(2), heart rate and temperature.

    All of the monitoring product lines offered by the Company include versions which can monitor blood oxygen saturation. This feature uses the proprietary FLEXISENSOR(TM) sensor and SENSOR GUARD(R) sensor, which offer a low cost disposable sensor system for pulse oximetry.

    Collagen Products. The Company's Collagen Products Division manufactures and sells two principal product lines, the VasoSeal device and other hemostatic products which are utilized during surgery. The VasoSeal device, announced by the Company in April 1991, is the first device that can rapidly seal femoral arterial punctures after catheterization procedures, including coronary angioplasty and coronary angiography. The Company believes that VasoSeal devices will create an entirely new market for improved management of arterial puncture wounds made for catheterization procedures.

    Clinical studies with the VasoSeal device have shown valuable medical benefits with the potential for substantial economic benefits. At present, upon removal of the catheterization sheath, the patient typically requires prolonged manual compression at the arterial puncture site followed by the application of a pressure dressing, sand bag or other device. In addition, the patient is required to remain in bed for several hours or even overnight. Clinical studies have shown that the VasoSeal device can cause rapid sealing at the arterial puncture site, eliminating the need for prolonged compression and allowing the patient to get out of bed more quickly. This results in improved patient comfort and the potential for reducing hospital stays, thereby reducing costs significantly.

    The Company began limited marketing of VasoSeal devices in markets in Europe in fiscal 1992. The Company received regulatory approvals to market VasoSeal devices in Canada, Australia, Italy and the Netherlands in fiscal 1994. In September 1994, the Company received regulatory approval to market VasoSeal devices in Japan. However, the Company is awaiting approval for insurance reimbursement in Japan. Until that time market penetration may be limited. In addition, registration activity is proceeding in the major international markets of Germany, France and the United Kingdom.


-------------------
     * Genius and FirstTemp are registered trademarks of Intelligent Medical Systems and Suprane is a registered trademark of British Oxygen Corporation.

    In the United States, the Circulatory System Devices Panel of the FDA recommended approval of the VasoSeal device PMA for use in both coronary angiography and coronary angioplasty procedures in May 1995. In July 1995 the Company received a letter from the FDA informing the Company that the PMA application for the VasoSeal device was approvable for both coronary angiography and coronary angioplasty procedures. The letter represents the next stage of the approval process, indicating the concurrence of the Center for Devices and Radiological Health of the FDA with the recommendation of the Circulatory System Devices Panel. Final approval is subject to receipt by the FDA of satisfactory information concerning the product's labeling and packaging validation. The Company cannot predict the timing of final FDA action. See "Business - Regulation."

    The Collagen Products Division also manufactures a collagen hemostatic pad and a fibrillar collagen hemostat which are sold in the United States and abroad. These products are used to control bleeding during surgery.

    InterVascular. The Company's InterVascular subsidiary manufactures and distributes a proprietary line of knitted and woven dacron vascular grafts and patches for reconstructive vascular and cardiovascular surgery. InterVascular markets its FDA approved uncoated grafts, including the ULP, in the U.S. and Japan. The ULP is the first graft of its kind to be approved with the claim that preclotting is not necessary. In Europe, InterVascular also produces a small caliber, collagen coated graft, Intergard(TM) Ultra Thin, specifically for the peripheral market, which together with the rest of the Intergard coated products is gaining acceptance as an effective alternative to the market leader, PTFE (Teflon(R)), in this clinical application.

    In May 1993, the Company submitted a PMA to the FDA to market HEMAGUARD collagen-coated grafts, now known as Intergard. The PMA was accepted for filing in August 1993, at which time the FDA also asked for additional information regarding the PMA. The Company submitted an amended PMA which included responses to the FDA's questions in February 1995. Review of the PMA has been suspended pursuant to the Application Integrity Policy. See "Business - Regulation."

Research and Development

    For the three years ended June 30, 1995, 1994 and 1993 the Company spent approximately $19,400,000, $18,765,000 and $16,704,000, respectively, on research and development relating to the development of new products and the improvement of existing products. The increase in research and development expenditures reflects the Company's continuing efforts to develop new products such as the VasoSeal device and to expand existing product lines. The Company has established relationships with several teaching hospitals for the purpose of clinically evaluating new products, and also has consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Markets and Sales

    The Company's products are sold throughout the world through its own sales force and through independent distributors. The Company's worldwide sales organization employs over 250 people consisting of sales representatives, sales managers, clinical education specialists and sales support personnel. The Company's worldwide clinical education staff, most of whom are critical care nurses, conducts seminars and provides in-service training to nurses and physicians on a continuing basis. The Company provides support services, including warranty service, invoicing and inventory support, to its worldwide sales organization.

    The Company's cardiac assist products are sold primarily to major hospitals with open-heart surgery and angioplasty facilities and to community hospitals with cardiac catheterization laboratories. More recently sales have been made, to a growing degree, to a broader range of hospitals, where IABP is used for temporary support to the patient's heart prior to transport to a major hospital center where definitive procedures, such as angioplasty or open heart surgery, can be conducted.

    The Company's monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, and labor and delivery rooms. The Company's collagen hemostat is sold primarily to hospitals for use during surgery.

    The Company provides service and maintenance to purchasers of its products under warranty, and thereafter on a contract basis. The Company employs service representatives in the United States and Europe and maintains service facilities in the United States, the Netherlands, France, Germany and the United Kingdom. Service revenues accounted for approximately 7% of the Company's revenues in fiscal 1995. The Company conducts regional service seminars throughout the United States for its customers and their biomedical engineers and service technicians.

    During the three fiscal years ended June 30, 1995, 1994 and 1993, foreign sales represented approximately 34%, 31% and 28%, respectively, of the Company's total sales. The Company is continuing to actively expand its international presence. The Company has subsidiaries in the United Kingdom, France, Germany and the Netherlands, and InterVascular has subsidiaries in France, Italy and Germany. Because a portion of the Company's foreign sales are made in foreign currencies, the Company bears the risk of adverse changes in exchange rates for such sales. Reference is made to Notes 2 and 8 to the Financial Statements for additional information with respect to the Company's foreign operations. The Company's sales are broadly based and no customer accounts for more than 10% of its total sales.

Competition

    The Company believes that the choice among competing products is generally made on the basis of product performance, features, price and service. In general, price has become an important factor in hospital purchasing patterns as a result of cost containment pressures on the health care industry, including Federal and State regulations limiting reimbursement for services provided to Medicare and Medicaid patients. Many companies, some of which are substantially larger than the Company, are engaged in manufacturing competing products.

Suppliers

    The Company's products are made of components which it fabricates or which are usually available from existing and alternate sources of supply. Certain components are purchased from single or preferred sources of supply. The use of single or preferred sources of supply by the Company increases its exposure to price increases and production delays. In addition, certain suppliers have been contemplating, and in a few cases have begun, reducing or eliminating sales of their products to medical device manufacturers. The Company is unable to predict whether or not additional suppliers will withhold their products from medical device manufacturers. The Company has not thus far experienced any material disruption or delay in processing its components. A small number of the Company's monitoring products are manufactured by unaffiliated companies.

Patents

    The Company holds a number of United States and foreign patents. In addition, various patent applications have been filed and are pending. The Company does not believe the expiration or invalidity of any of its patents would have a material adverse effect on its business as currently conducted.

Employees

    The Company currently employs approximately 1,100 persons. The Company believes its relationship with its employees is satisfactory.

Regulation

    The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. The Medical Device Amendment of 1976 and the Safe Medical Device Act of 1990, amendments to the Federal Food, Drug and Cosmetics Act of 1938 (the "Act"), require manufacturers of medical devices to comply with certain controls that regulate the composition, labeling, testing, manufacturing and distribution of medical devices. FDA regulations known as "Good Manufacturing Practices for Medical Devices" provide standards for medical device manufacturers with respect to manufacturing processes, facilities and record-keeping. Facilities used by the Company to manufacture or assemble the Company's products are subject to routine FDA inspections. The FDA may also conduct investigations and evaluations of the Company's products at its own initiative or in response to customer complaints or reports of malfunctions. The FDA also has the authority to require manufacturers to recall or correct marketed products which it believes do not comply with the requirements of the Act.

    Under the Act, all medical devices are classified as Class I, Class II, or Class III devices. In addition to the above requirements, Class II devices must comply with pre-market notification (510(k)) regulations and with performance standards or special controls established by the FDA. Subject to certain exceptions, a Class III device must receive pre-market approval from the FDA before it can be commercially distributed in the United States. The Company's principal products are designated as Class II and Class III devices.

    The Company believes that the trend is toward increasing regulation of device manufacturers. The process of obtaining requisite FDA approvals for new products and improvements to existing products is taking longer. The FDA has also intensified its surveillance and enforcement activities related to medical device manufacturers.

    In the normal course of business, the Company conducts regulatory audits of its operations. In December 1993 the Company informed the FDA that in the course of a regulatory audit conducted by the Company, certain irregularities were found in the HEMAGUARD PMA. Following that disclosure, the FDA inspected certain clinical facilities which were involved in developing the data used in the HEMAGUARD PMA and, in connection therewith, issued warning letters to two of those facilities. See "Business - InterVascular."

    In April 1995, the FDA determined to apply the provisions of the Application Integrity Policy ("AIP") to products manufactured by the Company's Patient Monitoring Division and InterVascular, Inc. The AIP generally provides that substantive review of marketing applications are suspended pending an assessment by the FDA of the validity of the data contained in such applications. While the Company believes that the independent auditing process previously initiated by it will facilitate the assessment by the FDA of the validity of data, the AIP will likely result in longer time frames for product approvals for the affected business units.

    In October 1994, the Company put a U.S. shipment hold on the Point of View monitor after an internal audit disclosed a regulatory issue concerning data submitted to the FDA and, in the fourth quarter of fiscal 1995, the Company commenced a voluntary recall of the Point of View monitor. The Company has met with the FDA to discuss the issues and to present additional relevant data. The Company is taking all necessary steps to achieve its objective of reintroducing the Point of View monitor into the United States, including the preparation of a new 510(k) pre-market notification submission for the product. The Company expects to be ready to submit the new 510(k) application in late 1995; however, the FDA is likely to defer substantive review of the submission pending the conclusion of a satisfactory FDA inspection of Patient Monitoring's manufacturing facility and pending receipt by the FDA of a satisfactory report from an independent regulatory auditor concerning products manufactured by the Patient Monitoring Division.

    The FDA has also requested verification by an independent auditor of certain data relating to the PMA for the VasoSeal device.

    The Company also receives inquiries from the FDA and other agencies and from time to time it may disagree with positions of members of the staffs of those agencies. To date the resolutions of such disagreements with the staffs of the FDA and other agencies have not resulted in material expenditures by the Company.

    The Company is also subject to certain federal, state and local environmental regulations. The cost of complying with these regulations has not been, and the Company does not expect them to be, material to the Company's operations.

Health Care Reform

    The U.S. Congress is currently considering a number of different proposals for health care reform. The Company believes that concerns about potential health care reform legislation have slowed the domestic sales of medical devices generally. Management of the Company cannot predict at this time what impact, if any, the adoption by the United States Congress of healthcare reform would have on the business of the Company.

ITEM 2.  PROPERTIES.

    The following table sets forth information with respect to the real property owned or leased by the Company and its subsidiaries which the Company considers material to its business.

                                                        General Character                                  Ownership or
                                                            and Use of                                      Expiration
            Location                                         Property                                     Date of Lease
            --------                                         --------                                     -------------
  Montvale, New Jersey          38,000 sq. feet, used as the Company's corporate headquarters       Owned
                                and as offices for the Collagen Products Division

  Paramus, New Jersey           35,600 sq. feet, used for offices by the Patient Monitoring         December 31, 1998
                                Division and for the corporate service facility

  Paramus, New Jersey           72,700 sq. feet, used for research and development and the          December 31, 1998
                                manufacture of instrumentation systems

  Oakland, New Jersey           42,000 sq. feet, used for warehousing and the manufacture of        Owned
                                disposable products

  Fairfield, New Jersey         75,000 sq. feet, used for offices by the Cardiac Assist Division    Owned
                                and in the manufacture of disposable products

  Clearwater, Florida           25,000 sq. feet, used by InterVascular for offices and in the       Leased until October 31,
                                manufacture of vascular grafts                                      2000 with an option to
                                                                                                    purchase

  La Ciotat, France             18,000 sq. feet, used by InterVascular for the production of        Owned
                                vascular grafts

  Vaals, The Netherlands        17,500 sq. feet, used in the manufacture of, and for research       Owned
                                and development relating to, collagen products

  Hoevelaken, The Netherlands   12,700 sq. feet, used for sales and service offices                 Owned

    The Company also leases space in various locations in the United States and for its offices in England, France and Germany. The Company believes that its facilities and the equipment located therein are in good working condition and are adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS.

    On December 22, 1981, the Company instituted patent infringement litigation relating to an intra-aortic balloon catheter against SMEC, Inc. ("SMEC") in the United States District Court for the District of New Jersey (the "Court"). SMEC raised defenses of patent invalidity and non-infringement and filed an amended counterclaim against the Company, asserting causes of action grounded in unfair competition under the common law, unfair competition within the meaning of 15 U.S.C. Section 1125(a) and antitrust violations under the Robinson-Patman Act. SMEC sought damages in excess of $1,000,000 for each such claim and, while the pleading is not clear, it is arguable that treble damages were being sought under all three causes of action in the amended counterclaim.

    The Court rendered a decision on September 24, 1984 that one of the Company's patents for the percutaneous intra-aortic balloon catheter is valid and was infringed by SMEC. Certain claims of a second patent for the intra-aortic balloon catheter system were held to be invalid. After the United States Court of Appeals for the Federal Circuit upheld the lower court's decision, a separate trial was held on the amount to which the Company was entitled as damages from SMEC, and damages were awarded to the Company.

    In August 1990, SMEC filed for protection under Chapter 11 of the Federal Bankruptcy Code. In that bankruptcy proceeding, at the request of the Company, a trustee was appointed for SMEC so that the debtor, SMEC, would no longer be in possession of its assets. The trustee then filed an action in the Tennessee Bankruptcy Court against Peter Schiff, principal stockholder and officer of SMEC, to recover from him assets belonging to SMEC. The bankruptcy proceeding was thereafter converted to a case under Chapter 7. In July 1991, the Company and the SMEC trustee initiated litigation in State Court in Massachusetts against Boston Scientific Corporation and IABP Corp. for the wrongful acquisition of SMEC assets.

    Datascope settled the Massachusetts action in the fourth quarter of fiscal 1993. In addition, in the fourth quarter of fiscal 1993, the trustee settled the Massachusetts action and the trustee's settlement was approved by the Bankruptcy Court in Tennessee. In connection with the settlement by the trustee, Boston Scientific Corporation and IABP Corp. made a payment to the trustee for the benefit of the bankruptcy estate of SMEC.

    A complaint was filed on June 7, 1995 by the Trustee in Bankruptcy for SMEC in the United States Bankruptcy Court for the Middle District of Tennessee seeking a judgment against the Company, Boston Scientific Corporation and IABP Corp. for actual damages in the amount of $6 million. The suit also seeks recovery of treble damages, punitive damages, pre and post judgment interest and attorney fees. The suit accuses the Company and Boston Scientific Corporation of entering into an elaborate scheme to defraud the trustee in the SMEC bankruptcy case and seeks recovery under theories of breach of fiduciary duty, fraud, conversion, RICO, and an impermissible postpetition transfer of property by the bankruptcy estate. In effect, the suit is a collateral attack on the order of dismissal entered in the Massachusetts case. The Company denies the Trustee's charges and intends to vigorously defend the lawsuit.

    On November 5, 1993, plaintiff Merrill Rotter commenced an action in the United States District Court for the District of New Jersey against the Company and Lawrence Saper, its Chief Executive Officer. That action was consolidated with subsequent related litigation, and culminated in the filing of a First Consolidated and Amended Class Action Complaint on March 31, 1994 (hereinafter referred to as the "First Consolidated Complaint"). The Company and Mr. Saper moved to dismiss the First Consolidated Complaint on May 16, 1994. While the motion to dismiss was pending, a related class action lawsuit was filed and consolidated on June 13, 1994 in the United States District Court for the District of New Jersey. Plaintiffs filed a Second Consolidated and Amended Class Action Complaint, superseding the First Consolidated Complaint, on August 30, 1994 (hereinafter referred to as the "Second Consolidated Complaint"). The Company and Mr. Saper intend to vigorously contest the allegations in the Second Consolidated Complaint.

    The plaintiffs have alleged, in substance, that Datascope and Lawrence Saper made material misrepresentations and omissions concerning VasoSeal's safety, efficacy, potential profitability and likelihood of FDA approval, in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs also have alleged securities laws violations relating to alleged insider trading by Mr. Saper. The plaintiffs seek unspecified damages plus interest and costs and expenses incurred in the litigation, including reasonable attorneys' fees and experts' fees and other costs and disbursements. The Company believes that the allegations are without merit and is in the process of vigorously defending the lawsuit. The Company and Saper moved to dismiss the Second Consolidated Complaint on October 11, 1994. The motion was granted in part, and denied in part on April 10, 1995, and discovery is continuing at this time.

    The Company is subject, in the ordinary course of its business, to product liability litigation. The Company believes it has meritorious defenses in all material pending lawsuits and that it maintains adequate insurance against any potential liability. The Company receives comments and recommendations with respect to its products from the staff of the FDA and from other agencies on an on-going basis. The Company may or may not agree with such comments and recommendations; however, the Company is not a party to any formal regulatory administrative proceedings. See "Business - Regulation."

    In November 1994, Datascope subsidiaries InterVascular, Inc. and InterVascular S.A. filed suit in Florida state court, Pinellas County, against George de Goicoechea, John Hudson, Dean McCartney (all former employees of InterVascular), Andrew Cragg, M.D. (a physician owning a patent for certain endoprosthesis-related technology), Endotech, Ltd. (Guernsey),

Endotech Ltd. (Bahamas) and Minimally Invasive Technologies SARL. Subsequently, Mintec, Inc., a selling arm of the other defendant companies, was added as a defendant. The suit alleges, among other causes of action, a conspiracy to divert InterVascular's technology and corporate opportunity in that de Goicoechea, while president of InterVascular, collaborated with Cragg in planning for the manufacturing and marketing of an endoprosthesis device incorporating technologies developed by both InterVascular and Cragg. The suit further alleges that before he left his employment as president of InterVascular, de Goicoechea established the defendant companies to manufacture, market and sell medical devices under the trade name of "Mintec." Subsequent to filing the suit, InterVascular obtained injunctions in both Florida and Bahamas to prevent the defendants from removing assets, including the technology, from those jurisdictions.

    Defendants de Goicoechea, Hudson and McCartney later filed a counterclaim in the Florida action against InterVascular, Inc. and InterVascular S.A. alleging tortious interference with a business relationship and a third party complaint against Datascope Corp. and Lawrence Saper alleging a violation of Florida's antitrust act. Cragg has filed a separate suit in the United States District Court, District of Minnesota, Fourth Division, against InterVascular, Inc. and InterVascular, S.A. seeking a judgment declaring his rights in the technology. Mintec, Inc. has also filed suit in Florida state court, Pinellas County, alleging a violation of Florida's antitrust act by defendants Datascope Corp., InterVascular, Inc., InterVascular S.A. and Lawrence Saper. The suit by Mintec, Inc. has been stayed by order of the Court dated September 5, 1995, and the Court has dismissed the third party complaint against Datascope Corp., InterVascular, Inc., InterVascular S.A. and Lawrence Saper.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of Security Holders in the fourth quarter of fiscal 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

    The following table sets forth the names, ages and positions and offices with the Company held by the Company's present officers:

                                                                      Positions and Offices
                       Name                           Age                Presently Held
                       ----                           ---                --------------
  Lawrence Saper  . . . . . . . . . . . . . . .       67       Chairman of the Board and
                                                                President

  Ernst Janzen  . . . . . . . . . . . . . . . .       59       Senior Vice President

  Murray Pitkowsky  . . . . . . . . . . . . . .       64       Senior Vice President and
                                                                Secretary

  Barry Cheskin . . . . . . . . . . . . . . . .       35       Vice President; President,
                                                                Collagen Products
                                                                Division

  Richard Monastersky . . . . . . . . . . . . .       40       Vice President,
                                                                Human Resources

  Stephen E. Wasserman  . . . . . . . . . . . .       49       Vice President, Chief Financial Officer,
                                                                Treasurer; President, Patient
                                                                Monitoring Division

  Russell D. Van Zandt  . . . . . . . . . . . .       54       Vice President; President,
                                                                Cardiac Assist Division

  S. Arieh Zak, Esq . . . . . . . . . . . . . .       34       Vice President of Regulatory Affairs
                                                                and Corporate Counsel.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded over-the-counter and is listed on the NASDAQ National Market System. (NASDAQ symbol: DSCP). The following table sets forth, for each quarter period during the last two fiscal years, the high and low bid prices as reported by NASDAQ.

  Fiscal Year                         High             Low
  -----------                         ----             ---
  1995
  ----
  First Quarter                       16-1/4          14

  Second Quarter                      19-3/4          14-1/2

  Third Quarter                       23              16-1/2

  Fourth Quarter                      21-1/8          15-1/2


  1994
  ----
  First Quarter                       15-1/4          12-1/2

  Second Quarter                      17              13-1/2

  Third Quarter                       16-1/2          12

  Fourth Quarter                      17              12

    As of August 31, 1995, there were approximately 1,032 holders of record of the Company's common stock.

    The Company has never paid any cash dividends to its shareholders and presently intends to continue its policy of retaining its earnings for facility expansion, acquisitions and working capital purposes.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial information for the fiscal years 1991 through 1995 has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 1993, 1994, and 1995 is included elsewhere herein. All such information is qualified by reference to the financial statements included elsewhere herein.

                          SELECTED FINANCIAL INFORMATION

EARNINGS STATEMENT DATA:
  (in thousands, except per share data)
                                                                    YEAR ENDED JUNE 30,
                                              --------------------------------------------------------------
                                                 1995         1994         1993         1992         1991
                                              ----------   ----------   ----------   ----------   ----------
Net Sales..................................    $195,700     $182,800     $166,000     $156,500     $135,450
                                               --------     --------     --------     --------     --------
Cost of sales..............................      68,853       64,551       58,862       57,239       52,615
Research and development...................      19,400       18,765       16,704       14,176       11,749
Selling, general and administrative........      84,902       78,610       72,366       68,946       61,733
(Gain on sale of assets) suspension of
  operations of Angioplasty Division.......          -            -        (3,152)       3,992           -
Settlements of litigation..................          -            -            -         2,842         (500)
                                               --------     --------     --------     --------     --------
                                                173,155      161,926      144,780      147,195      125,597
                                               --------     --------     --------     --------     --------
Operating earnings.........................      22,545       20,874       21,220        9,305        9,853
Other (income) expense:
  Interest income..........................      (2,855)      (1,608)      (1,376)      (1,668)      (1,867)
  Interest expense.........................          55           24           19          184          182
  Other, net...............................         366          353          500          168         (936)
                                               --------     --------     --------     --------     --------
                                                 (2,434)      (1,231)        (857)      (1,316)      (2,621)
                                               --------     --------     --------     --------     --------
Earnings before taxes on income............      24,979       22,105       22,077       10,621       12,474
Taxes on income............................       7,640        6,437        6,337        2,936        3,867
                                               --------     --------     --------     --------     --------
Net earnings...............................     $17,339      $15,668      $15,740       $7,685       $8,607
                                               ========     ========     ========     ========     ========

Earnings per share:
      Primary and fully diluted............       $1.07        $0.97        $0.97        $0.47        $0.55

BALANCE SHEET DATA:
  (in thousands)
                                                                          JUNE 30,
                                              --------------------------------------------------------------
                                                 1995         1994         1993         1992         1991
                                              ----------   ----------   ----------   ----------   ----------
Total assets...............................    $206,863     $185,421     $158,001     $141,479     $128,428
Long-term debt.............................          -            -            -            -            -
Working capital............................     110,744      102,943       96,475       82,835       72,721
Stockholders' equity.......................     163,319      144,062      127,777      109,777       99,969
Cash dividends.............................          -            -            -            -            -

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

                        DATASCOPE CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Net earnings for fiscal 1995 amounted to $17.3 million or $1.07 per share, compared to $15.7 million or $0.97 per share in fiscal 1994. Fiscal 1993 net earnings were also $15.7 million or $0.97 per share and included a gain of $2.3 million or $0.14 per share resulting from the sale of assets of the Angioplasty Division. The improved earnings performance in 1995 resulted primarily from continued worldwide growth of the Cardiac Assist Division.

COMPARISON OF RESULTS--FISCAL 1995 VS. FISCAL 1994

         In 1995, net sales were $195.7 million, an increase of 7% compared to sales of $182.8 million in 1994.

         The following table shows the comparison of sales by product line over the past three fiscal years.

                                                                                SALES BY PRODUCT LINE
                                                                                (DOLLARS IN MILLIONS)
                                                                                 YEAR ENDED JUNE 30,
                                                                 ---------------------------------------------------
                                                                     1995                1994               1993
                                                                 ------------        ------------       ------------
         Cardiac Assist                                           $ 97.7              $ 82.7              $ 74.3
              % change from prior year . . . . . . . . . . .           18%                 11%                 0%
              % of total sales . . . . . . . . . . . . . . .           50%                 45%                45%
         Patient Monitoring  . . . . . . . . . . . . . . . .      $ 78.3              $ 85.7              $ 76.3
              % change from prior year . . . . . . . . . . .           (9)%                12%                14%
              % of total sales . . . . . . . . . . . . . . .           40%                 47%                46%
         Other . . . . . . . . . . . . . . . . . . . . . . .      $ 19.7              $ 14.4              $ 15.4
              % change from prior year . . . . . . . . . . .           37%                 (7)%                0%
              % of total sales                                         10%                  8%                 9%
         Total Sales . . . . . . . . . . . . . . . . . . . .      $195.7              $182.8              $166.0
              % change from prior year                                  7%                 10%                 6%


         Cardiac Assist product sales increased in fiscal 1995 due to continued strong worldwide demand for intra-aortic balloon catheters and balloon pumps including the System 97 intra-aortic balloon pump which began shipments in the second quarter of fiscal 1994.

         Sales of the Patient Monitoring Division were adversely impacted in fiscal 1995 by events related to the Point of View(R) (POV) monitor, including a voluntary hold on U.S. shipments in October 1994 and subsequently a voluntary U.S. recall of the POV monitor in April 1995. Aside from causing a sharp decrease in sales of this product compared to the previous year, these actions also created a significant diversion of selling effort and likely adversely affected sales of other monitors.

         The Company is taking all necessary steps to achieve its objective of reintroducing the POV monitor in the U.S. including the preparation of a new 510(k) pre-market notification submission for the product. While the Company expects to be ready to submit the new 510(k) in late 1995, the Food and Drug Administration's (FDA) substantive review of the submission is likely to be deferred pending the conclusion of a satisfactory FDA inspection of Patient Monitoring's manufacturing facility and pending receipt by FDA of a satisfactory report from an independent regulatory auditor concerning products manufactured by the Patient Monitoring Division. International shipments of the POV monitor were held in April and resumed in June 1995 after issues related to the product's performance were resolved.

         Sales of Other Products increased in fiscal 1995 due to strong international sales growth of vascular grafts, produced by Datascope's wholly-owned subsidiary, InterVascular. Sales of Collagen Products also grew due to international shipments of VasoSeal devices and improved sales of surgical hemostats to distributors in Japan and the U.S.

         On July 18, 1995 the Company received a letter from the FDA informing it that the Pre-Market Approval (PMA) application for the VasoSeal device was approvable for both coronary angiography and coronary angioplasty procedures. The letter represents the next stage of the approval process, indicating the concurrence of the Center for Devices and Radiological Health of the FDA with the recommendation of the Circulatory System Devices Panel. Final approval is subject to receipt by the FDA of satisfactory information concerning the product's labeling and packaging validation. The FDA has also requested verification of certain data by an independent auditor. The Company cannot predict the timing of final FDA action.

         The foreign exchange rate effect of the weaker U.S. dollar compared to major European currencies increased total sales by approximately $3.3 million in fiscal 1995 compared to fiscal 1994.

         Cost of Sales was 35.2% of sales in fiscal 1995 compared to 35.3% of sales in fiscal 1994 with the slight improvement attributable to an improved mix of sales of higher margin products.

         Research and development expenses increased 3% primarily attributable to development expenses for collagen products and vascular grafts, partially offset by lower expenditures for both Patient Monitoring and Cardiac Assist products, which were higher last year due to the introduction of the POV monitor and the System 97 intra-aortic balloon pump in 1994.

         Selling, general and administrative expenses increased 8% with the increase primarily due to increased international marketing and sales expenditures to support the higher sales volume and expenses related to the implementation of a new computer system.

         The higher interest income earned in fiscal 1995 compared to 1994 was attributable to a higher average investment portfolio and an increase in interest rates.

         Other expense in fiscal 1995 approximated last year. The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currency rates. The net foreign exchange transaction gain or loss is reported in other income and expense on the Statements of Consolidated Earnings. Forward foreign exchange contracts outstanding at June 30, 1995 totaled $1.8 million, all of which were denominated in European currencies, with maturities that do not exceed 12 months.

         The consolidated effective tax rates of 30.6% for fiscal 1995 and 29.1% for fiscal 1994, were favorably impacted by tax benefits from operations in an international tax exempt industrial development zone, lower tax rates on foreign income, tax benefits from the Company's Foreign Sales Corp. and benefits from the research and development tax credit which was reinstated during fiscal 1994. The higher effective tax rate in fiscal 1995 was primarily attributable to lower research and development tax credits and lower foreign net operating loss carryforwards utilized in 1995.

         As required by the Financial Accounting Standards Board, the Company has adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which requires accrual accounting for postemployment benefits rather than the cash method, and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes the accounting and reporting for such investments. The adoption of these statements did not have a material impact on the Company's consolidated financial statements. For purposes of Statement 115, the Company has determined that its investment portfolio will be classified as held-to-maturity and therefore carried at amortized cost.

COMPARISON OF RESULTS--FISCAL 1994 VS. FISCAL 1993

         Net earnings for 1994, amounted to $15.7 million which represented a 17% increase compared to $13.4 million in 1993, excluding the 1993 gain of $2.3 million on the sale of assets of the Angioplasty Division. The improved earnings performance in 1994 reflected continued worldwide growth of the Company's core business consisting of the Patient Monitoring and Cardiac Assist Divisions.

         Sales growth of the core business in international markets in 1994 was a strong contributing factor to the improved performance. The domestic core business continued to grow in 1994 despite the impact of potential health care reform programs that the Company believes has slowed domestic sales of medical devices generally.

         In 1994, net sales were $182.8 million, an increase of 10% compared to sales of $166.0 million in 1993.

         Cardiac Assist product sales increased in fiscal 1994 due to increased shipments of intra-aortic balloon catheters and shipments of the System 97 Small Wonder(TM) balloon pump, a new product that began shipping in the second quarter. Higher sales of cardiac assist products to the Company's distributor in Japan also contributed to increased sales growth. In the second half of fiscal 1993, the distributor had reduced its purchases to lower inventory.

         Patient Monitoring sales continued to grow worldwide in 1994 as shipments for new model monitors more than offset the decline of older monitors. Shipments of the POV critical care monitoring system, designed to give the Company entry into the market segment for advanced monitoring in operating rooms and post-anesthesia care units, began in the third quarter and contributed to sales growth for Patient Monitoring in the second half of fiscal 1994.

         Sales of other products declined in 1994 primarily due to lower vascular graft sales to the Japanese distributor and the impact from the unfavorable foreign exchange rate.

         The foreign exchange rate effect of the stronger U.S. dollar compared to major European currencies reduced total sales by approximately $2.3 million in 1994 compared to 1993.

         Cost of Sales was 35.3% of sales in fiscal 1994 compared to 35.5% in fiscal 1993 with the slight improvement attributable to improved manufacturing efficiencies, partially offset by slightly lower average selling prices for mature patient monitor and cardiac assist products due to increasing competition.

         Research and development expenses increased 12% primarily attributable to development expenses for the POV monitor and the System 97 Small Wonder balloon pump, which were introduced in fiscal 1994.

         Selling, general and administrative expenses increased 9% with the increase due to marketing and selling expenditures related to the introduction of new products and selling expenses associated with higher sales volume.

         Interest income in fiscal 1994 and 1993 was earned on short-term investments as cash generated from operations was invested. The higher interest income earned in fiscal 1994 compared to 1993 was attributable to a higher average portfolio balance.

         Other expense was lower in fiscal 1994 compared to fiscal 1993 primarily due to foreign exchange gains realized in fiscal 1994 compared to foreign exchange losses in fiscal 1993. Forward foreign exchange contracts outstanding at June 30, 1994 totaled $1.8 million, all of which were denominated in European currencies, with maturities that did not exceed 12 months.

         The consolidated effective tax rates of 29.1% for fiscal 1994 and 28.7% for fiscal 1993, were favorably impacted by tax benefits from operations in an international tax exempt industrial development zone, lower tax rates on foreign income, tax benefits from the Company's Foreign Sales Corp. and in fiscal 1994, benefits from the research and development tax credit, which was reinstated during fiscal 1994.

         Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under Statement 109, the asset and liability method is used in accounting for income taxes. The Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for 1994, as well as the cumulative effect of the change, was not material to the Company's consolidated financial statements. Reference is made to Note 1 in the accompanying consolidated financial statements for further information on the adoption of Statement 109.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position strengthened further in fiscal 1995. Working capital at June 30, 1995 was $110.7 million or $7.8 million higher than at June 30, 1994. At June 30, 1995 the current ratio was 4.3:1 compared to 4.1:1 last year, with the increase attributable to higher short-term investments, partially offset by a slight increase in current liabilities.

         Cash provided by operations was $35.6 million in fiscal 1995, aided by a decrease in accounts receivable resulting from strong collections. Cash was used to purchase $15.4 million of property, plant and equipment, including $9.2 million for sales demonstration equipment for new products, with the balance invested in short- and long-term investments.

         Cash provided by operations was $19.2 million in fiscal 1994. The amount of cash provided by operations was reduced by the increase in accounts receivable resulting from higher sales and a slower rate of collections attributable to leases and higher international sales which generally have longer payment terms. Cash was used to purchase $19.0 million of property, plant and equipment, including $9.9 million for demonstration equipment primarily for new products and $5.6 million for the Fairfield, New Jersey Cardiac Assist headquarters building.

         Cash provided by operations was $28.2 million in fiscal 1993 and was used to purchase $12.6 million of property, plant and equipment, with the balance invested in short-term investments.

         Management believes that the Company's financial resources are sufficient to meet its projected cash requirements.

         The moderate rate of U.S. inflation during the past three fiscal years has not significantly affected the Company.

                                    PART III

ITEMS 10, 11, 12 AND 13.

    Except for the information included in Item 4a of this report, the information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 1995 Proxy Statement which contain such information.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

    The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                                            PAGE
                                                                                            ----
    Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . .          F-1
    Consolidated balance sheets -- June 30,
      1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-2
    Statements of consolidated earnings -- Years
      ended June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .          F-3
    Statements of consolidated stockholders'
      equity -- Years ended June 30, 1995,
      1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-4
    Statements of consolidated cash flows --
      Years ended June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .          F-5
   Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . .   F-6 - F-18

2.  Financial Statement Schedules

    II    --     Valuation and Qualifying Accounts . . . . . . . . . . . . . . . .              S-1

    All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or notes thereto.

3.  Exhibits

    2. Agreement and Plan of Merger, dated as of October 25, 1989, by and between the registrant and Datascope New York (incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form 8-B, filed with the Commission on January 4, 1990 (the "Form 8-B")).

    3.1 Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1989 (incorporated by reference as Exhibit 3.1 to the Form 8-B).

    3.2  By-Laws, as currently in effect (incorporated by reference to Exhibit
         3.2 to Annual Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-K").

    4.1 Specimen of certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 8-B).

    4.2 Form of Certificate of Designations of the Registrant's Series A Preferred Stock (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 8-A, filed with the Commission on May 31, 1991 (the "May 31, 1991 Form 8-A")).

    4.3 Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 2.1 to the May 31, 1991 Form 8-A).

    10.1 1978 Employee Stock Option Plan (incorporated by reference to Exhibit
         10.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K")).

    10.2 1981 Incentive Stock Option Plan (incorporated by reference to Exhibit
         10.2.1 to the Form 8-B).

    10.3 Stock Redemption Agreement, dated February 26, 1991, between Lawrence Saper and the registrant (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (the "1991 10-K")).

    10.4 Stock Option Agreements, dated November 30, 1982, between David Altschiller, William Asmundson, Alan Patricof and Norman Schneider, respectively, and the registrant (incorporated by reference to Exhibit
         10.5 to the 1989 10-K).

    10.5 Stock Option Agreement, dated December 7, 1988 between Joseph Grayzel, M.D. and the registrant (incorporated by reference to Exhibit 10.6 to the 1989 10-K).

    10.6 Amendment No.1 to Stock Option Agreement dated as of September 3, 1986, which Agreement is Exhibit C to the Stock Purchase Agreement among Datascope Corp., InterVascular, Inc., and certain shareholders of InterVascular, Inc., dated June 26, 1986 (incorporated by reference to
         Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 1988).

    10.7 Stock Option Agreements, dated as of March 1, 1990, between David Altschiller, William Asmundson, Joseph Grayzel, Alan Patricof and Norman Schneider, respectively, and the registrant (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

    10.8 Stock Option Agreement, dated as of September 28, 1990, between David Altschiller and the registrant (incorporated by reference to Exhibit
         10.8 to the 1991 10-K).

    10.9 Letter Agreements, dated December 17, 1990 between Lawrence Saper, Ernst Janzen, Bruce Hanson and Murray Pitkowsky, respectively, and the registrant with respect to the termination of such officers' investment in certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.9 to the 1991 10-K).

    10.10 Employment Agreement, dated as of June 30, 1991, by and between Lawrence Saper and the registrant (incorporated by reference to Exhibit
         10.10 to Annual Report on Form 10-K for the fiscal year ended June 30,
         1992).

    10.11 Asset Purchase Agreement, by and between Boston Scientific Corporation and the registrant, Datascope Trademark Corp., Datascope Investment Corp., Datascope S.A.R.L., Datascope GmbH, Datascope B.V., and Datascope Medical Company, Ltd., dated as of June 8, 1993 (incorporated by reference to Exhibit 10.11 to the 1993 10-K).

    21. Subsidiaries (incorporated by reference to Exhibit 22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1994).

    23.  Consent of Deloitte & Touche LLP.

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K with the Commission on May 4, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DATASCOPE CORP.

Date: September 28, 1995                       By: /s/ Lawrence Saper
                                                 ---------------------
                                             Lawrence Saper
                                             Chairman of the Board and
                                              President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                                  Title                             Date


 /s/ Lawrence Saper               Chairman of the Board, President and             September 28, 1995
---------------------             Director (Principal Executive Officer)
   Lawrence Saper


/s/ Murray Pitkowsky              Senior Vice President and Secretary              September 28, 1995
---------------------
  Murray Pitkowsky


/s/ Stephen E. Wasserman          Vice President, Chief Financial Officer,         September 28, 1995
-------------------------         Treasurer; President, Patient Monitoring
  Stephen E. Wasserman                            Division


 /s/ David Altschiller             Director                                         September 28, 1995
________________________
     David Altschiller

/s/ William Asmundson              Director                                         September 28, 1995
________________________
    William Asmundson

/s/ Joseph Grayzel, M.D.           Director                                         September 28, 1995
________________________
    Joseph Grayzel, M.D.

/s/ George Heller                  Director                                         September 28, 1995
________________________
    George Heller

/s/ Norman M. Schneider            Director                                         Sepbember 28, 1995
________________________
    Norman M. Schneider

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
----------------------------
New York, New York
July 26, 1995

                        DATASCOPE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                 JUNE 30,
                                                         ------------------------
                                                           1995            1994
                                                         ---------      ---------
ASSETS
Current Assets:
  Cash and cash equivalents                              $   3,096      $   2,082
  Short-term investments (Note 2)                           53,165         43,339
  Accounts receivable, less allowance for doubtful
    accounts of $1,273 and $1,188                           45,590         51,278
  Inventories (Note 3)                                      36,499         33,474
  Prepaid expenses and other current assets                  5,880          6,045
                                                         ---------      ---------
      Total Current Assets                                 144,230        136,218

Property, Plant and Equipment, net (Note 4)                 44,278         40,864
Non-Current Marketable Securities (Note 2)                   9,354           --
Other Assets                                                 9,001          8,339
                                                         ---------      ---------
                                                         $ 206,863      $ 185,421
                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $   7,644      $   9,515
  Accrued expenses                                          14,149         11,485
  Accrued compensation                                       9,384          9,813
  Taxes on income (Note 5)                                   2,309          2,462
                                                         ---------      ---------
      Total Current Liabilities                             33,486         33,275

Other Liabilities (Note 9)                                  10,058          8,084

Commitments and Contingencies (Notes 2,6,7,9 and 10)

Stockholders' Equity (Note 7):
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none                 --             --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,070,689 and 16,043,411 shares              161            160
  Additional paid-in capital                                41,837         41,605
  Retained earnings                                        121,347        104,008
  Cumulative translation adjustments                           (26)        (1,711)
                                                         ---------      ---------
                                                           163,319        144,062
                                                         ---------      ---------
                                                         $ 206,863      $ 185,421
                                                         =========      =========



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             1995           1994          1993
                                                          ---------      ---------      ---------
Net Sales                                                 $ 195,700      $ 182,800      $ 166,000
                                                          ---------      ---------      ---------

Costs and Expenses:
  Cost of sales                                              68,853         64,551         58,862
  Research and development expenses                          19,400         18,765         16,704
  Selling, general and administrative expenses               84,902         78,610         72,366
  Gain on sale of assets of the Angioplasty Division,
      net of related expenses                                  --             --           (3,152)
                                                          ---------      ---------      ---------
                                                            173,155        161,926        144,780
                                                          ---------      ---------      ---------
Operating Earnings                                           22,545         20,874         21,220

Other (Income) Expense:
  Interest income                                            (2,855)        (1,608)        (1,376)
  Interest expense                                               55             24             19
  Other, net                                                    366            353            500
                                                          ---------      ---------      ---------
                                                             (2,434)        (1,231)          (857)
                                                          ---------      ---------      ---------
Earnings Before Taxes on Income                              24,979         22,105         22,077
Taxes on Income (Note 5)                                      7,640          6,437          6,337
                                                          ---------      ---------      ---------
Net Earnings                                              $  17,339      $  15,668      $  15,740
                                                          ---------      ---------      ---------


Earnings Per Share                                        $    1.07      $    0.97      $    0.97
                                                          =========      =========      =========

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                       16,233         16,155         16,230
                                                          =========      =========      =========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                         COMMON STOCK             ADDITIONAL                 TREASURY   CUMULATIVE
                                     ----------------------
                                       SHARES         PAR           PAID-IN       RETAINED     STOCK    TRANSLATION
                                     OUTSTANDING     VALUE          CAPITAL       EARNINGS    AT COST   ADJUSTMENTS       TOTAL
                                     -----------     ------        ----------     --------    -------   -----------       -----
Balance, June 30, 1992                15,654,395      $    157      $ 38,238      $ 72,600    $     -      $(1,218)     $ 109,777

Exercise of stock options                693,581             6         6,265                                                6,271
Tax benefit relating to exercise
  of stock options                                                     6,637                                                6,637
Acquisition of treasury stock           (317,285)                                              (9,276)                     (9,276)
Cancellation of treasury stock                              (3)       (9,273)                   9,276                          --
Currency translation                                                                                        (1,372)        (1,372)
Net earnings                                                                        15,740                                 15,740
                                     -----------      --------      --------      --------    -------      -------      ---------
Balance, June 30, 1993                16,030,691           160        41,867        88,340       --         (2,590)       127,777

Exercise of stock options                 13,327                          99                                                   99
Adjustment relating to exercise
  of stock options                                                      (352)                                                (352)
Acquisition of treasury stock               (607)                                                (9)                           (9)
Cancellation of treasury stock                                            (9)                     9                            --
Currency translation                                                                                           879            879
Net earnings                                                                        15,668                                 15,668
                                     -----------      --------      --------      --------    -------      -------      ---------
Balance, June 30, 1994                16,043,411           160        41,605       104,008       --         (1,711)       144,062

Exercise of stock options                 32,445             1           305                                                  306
Tax benefit relating to exercise
  of stock options                                                        22                                                   22
Acquisition of treasury stock             (5,167)                                               (95)                          (95)
Cancellation of treasury stock                                           (95)                    95                            --
Currency translation                                                                                         1,685          1,685
Net earnings                                                                        17,339                                 17,339
                                     ===========      ========      ========      ========    =======      =======      =========
Balance, June 30, 1995                16,070,689      $    161      $ 41,837      $121,347    $     -      $   (26)     $ 163,319
                                     ===========      ========      ========      ========    =======      =======      =========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED JUNE 30,
                                                                 -------------------------------------
                                                                   1995          1994           1993
                                                                   ----          ----           ----
OPERATING ACTIVITIES:
     Net Earnings                                                $ 17,339      $ 15,668      $  15,740
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                               8,246         6,260          5,531
        Provision for supplemental pension                            835         1,020          1,186
        Provision for losses on accounts receivable                   494           575            224
        Deferred income tax benefit                                  (809)         (173)          (277)
        Tax benefit (adjustment) relating to stock options
            exercised                                                  22          (352)         6,637
     Changes in operating assets and liabilities:
        Accounts receivable                                         6,079       (11,521)            45
        Inventories                                                 2,548           392          1,303
        Other assets                                                  225        (2,495)          (199)
        Accounts payable                                           (2,085)        1,877         (1,782)
        Income taxes payable                                         (153)        2,462           --
        Accrued and other liabilities                               2,861         5,531           (162)
                                                                 --------      --------      ---------
     Net cash provided by operating activities                     35,602        19,244         28,246
                                                                 --------      --------      ---------

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                   (15,367)      (19,018)       (12,591)
     Purchases of short-term investments                          (77,295)      (76,672)      (122,231)
     Maturities of short-term investments                          67,469        77,650        108,506
     Purchases of long-term investments                            (9,354)         --             --
                                                                 --------      --------      ---------
     Net cash used in investing activities                        (34,547)      (18,040)       (26,316)
                                                                 --------      --------      ---------

FINANCING ACTIVITIES:
     Exercise of stock options                                        306            99          6,272
     Treasury shares acquired upon exercise of stock options          (95)           (9)        (9,277)
                                                                 --------      --------      ---------
     Net cash provided by (used in) financing activities              211            90         (3,005)
                                                                 --------      --------      ---------

     Effect of exchange rates on cash                                (252)          (68)           473
                                                                 --------      --------      ---------

Increase (decrease) in cash and cash equivalents                    1,014         1,226           (602)
Cash and cash equivalents, beginning of period                      2,082           856          1,458
                                                                 --------      --------      ---------

Cash and cash equivalents, end of period                         $  3,096      $  2,082      $     856
                                                                 ========      ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
       Interest                                                  $     55      $     24      $      19
                                                                 --------      --------      ---------
       Income taxes                                              $  7,698      $  6,487      $  (1,125)
                                                                 --------      --------      ---------


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

         Cash and cash equivalents consist primarily of highly liquid investments which have original maturities less than 90 days.

Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Asset and accumulated depreciation accounts are relieved for dispositions, with resulting gains or losses reflected in earnings. Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the various assets, or for leasehold improvements, over the term of the lease, if shorter.

Foreign Currency Translation

         Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

Taxes on Income

         Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. As permitted by Statement No. 109 the Company has elected not to restate the financial statements of any prior years.

                        DATASCOPE CORP. AND SUBSIDIARIES

Revenue Recognition

         The Company recognizes revenue and all related costs, including warranty, upon shipment of its products to customers. Revenue for service contracts is recognized ratably over the term of the contract.

Earnings Per Share

         Earnings per share is computed based on the weighted average number of common shares outstanding during each year after adjustment for the dilutive effect of stock options.

Other Assets

         Goodwill resulting from the purchase of InterVascular, Inc., and representing the excess of cost over net assets acquired, is being amortized by the straight-line method over 20 years and is included in other assets. Unamortized goodwill as of June 30, 1995 and 1994 amounted to $3,012,000 and $3,246,000, respectively.

Reclassifications

         The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  FINANCIAL INSTRUMENTS

         In fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 107, which requires disclosure of information about fair value of financial instruments. The carrying amounts and estimated fair values of the Company's significant financial instruments at June 30, 1995 were as follows:

                                                         CARRYING     FAIR
                                                          AMOUNT      VALUE
                                                         --------    -------

         Cash and short-term investments. . . . . . . .  $56,261     $56,369
                                                         -------     -------
         Non-current marketable securities. . . . . . .  $ 9,354     $ 9,636
                                                         -------     -------



         Fair values of short-term investments are based upon quoted market prices, including accrued interest, and approximate their carrying values due to their short maturities. Fair values of non-current marketable securities are also based upon quoted market prices and include accrued interest.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in May 1993, which the Company adopted in fiscal 1995. The Company has determined that its investment portfolio will be classified as held-to-maturity and therefore carried at amortized cost.

                        DATASCOPE CORP. AND SUBSIDIARIES

         As of June 30, 1995, the Company's marketable securities were classified as follows:

                                                               Unrealized
                                             Amortized    ---------------------
Short Term                                   Cost         Gains          Losses    Fair Value
-----------------------------------------    ---------    -----          ------    ----------
U.S. Treasury Securities  . . . . . . . .     $33,277     $ 82             $0       $33,359

Tax-Exempt Securities . . . . . . . . . .      19,888       26              0        19,914
                                              -------     ----             --       -------

    Short-term total  . . . . . . . . . .     $53,165     $108             $0       $53,273
                                              =======     ====             ==       =======

Long Term
-----------------------------------------
U.S. Treasury Securities  . . . . . . . .     $ 5,022     $204             $0       $ 5,226

Tax-Exempt Securities . . . . . . . . . .       4,332       78              0         4,410
                                              -------     ----             --       -------
    Long-term total   . . . . . . . . . .     $ 9,354     $282             $0       $ 9,636
                                              =======     ====             ==       =======

                                              -------     ----             --       -------
    Totals  . . . . . . . . . . . . . . .     $62,519     $390             $0       $62,909
                                              =======     ====             ==       =======



Off-Balance-Sheet Risk

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed foreign currency exposures. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged.

         As of June 30, 1995, the Company had $1.8 million of forward exchange contracts outstanding, all of which were in European currencies. The forward exchange contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

Concentration of Credit Risk

         The Company invests its excess cash primarily in U.S. Treasury and tax exempt securities. Since the Company holds all short and long-term securities until maturity, such investments are subject to little market risk. The Company has not incurred losses related to these investments.

         Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

                        DATASCOPE CORP. AND SUBSIDIARIES

3.  INVENTORIES

                                                                     (IN THOUSANDS)
                                                                        JUNE 30,
                                                                 -----------------------
                                                                   1995           1994
                                                                 --------       --------
    Materials  . . . . . . . . . . . . . . . . . . . . . . . . . $15,452        $15,785
    Work in process  . . . . . . . . . . . . . . . . . . . . . .   6,592          3,582
    Finished goods . . . . . . . . . . . . . . . . . . . . . . .  14,455         14,107
                                                                 -------        -------
                                                                 $36,499        $33,474
                                                                 =======        =======


4.  PROPERTY, PLANT AND EQUIPMENT

                                                                     (IN THOUSANDS)
                                                                        JUNE 30,
                                                                 -----------------------
                                                                   1995           1994
                                                                 --------       --------
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 4,059         $ 3,753
    Buildings  . . . . . . . . . . . . . . . . . . . . . . . . .  21,976          19,732

    Machinery, furniture and equipment . . . . . . . . . . . . .  46,717          41,849

    Leasehold improvements . . . . . . . . . . . . . . . . . . .   4,207           3,888
                                                                 -------         -------
                                                                  76,959          69,222
    Less accumulated depreciation and amortization . . . . . . .  32,681          28,358
                                                                 -------         -------
                                                                 $44,278         $40,864
                                                                 =======         =======


         The Company estimates the useful life of its machinery and equipment at 5 years, furniture at 8 years and buildings at 40 years.

5.  TAXES ON INCOME

                                                                                 (IN THOUSANDS)
                                                                               YEAR ENDED JUNE 30,
                                                                   ----------------------------------------
                                                                     1995            1994            1993
                                                                   --------        --------        --------
    Current:
            Federal  . . . . . . . . . . . . . . . . . . . . . .    $6,316          $4,940          $5,336
            State  . . . . . . . . . . . . . . . . . . . . . . .     1,324           1,242           1,143
            Foreign  . . . . . . . . . . . . . . . . . . . . . .       809             428             135
                                                                    ------          ------          ------
                  Total current. . . . . . . . . . . . . . . . .     8,449           6,610           6,614
    Deferred:

            Federal  . . . . . . . . . . . . . . . . . . . .          (695)           (177)           (106)
            State  . . . . . . . . . . . . . . . . . . . . .          (114)              4             (61)

            Foreign  . . . . . . . . . . . . . . . . . . . .            --              --            (110)
                                                                    ------          ------          ------
                     Total deferred  . . . . . . . . . . . .          (809)           (173)           (277)
                                                                    ------          ------          ------
    Total taxes on income  . . . . . . . . . . . . . . . . .        $7,640          $6,437          $6,337
                                                                    ======          ======          ======

                        DATASCOPE CORP. AND SUBSIDIARIES

     The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                            (IN THOUSANDS)
                                                                          YEAR ENDED JUNE 30,
                                               -------------------------------------------------------------------------
                                                         1995                    1994                    1993
                                               ----------------------    ---------------------    ----------------------
                                                            Effective                Effective               Effective
                                                Amount        Rate       Amount        Rate       Amount       Rate
Tax computed at federal  statutory rate        $ 8,743         35.0%     $ 7,737       35.0%     $ 7,506         34.0%
(Decrease) increase resulting from:
Benefit attributable to foreign sales
        corp ............................         (871)        (3.5)        (757)      (3.4)        (661)        (3.0)

State taxes on income, net of federal
        income tax benefit ..............          673          2.7          812        3.7          714          3.2

Research and development credit, net ....         (221)        (0.9)        (506)      (2.3)        --            0.0

Income exempt from foreign corporate
        taxes ...........................         (790)        (3.1)        (437)      (2.0)        (724)        (3.3)

Rate differential on foreign income .....           99          0.4         (228)      (1.0)        (389)        (1.7)
Interest income exempt from federal
        income tax ......................         (267)        (1.1)        (217)      (1.0)        (118)        (0.5)

Other ...................................          274          1.1           33        0.1            9          0.0
                                               -------         -----     -------       -----     -------         -----
Total taxes on income ...................      $ 7,640         30.6%     $ 6,437       29.1%     $ 6,337         28.7%
                                               =======         =====     =======       =====     =======         =====


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1995 and 1994 were as follows:

                                                                         (IN THOUSANDS)
                                                                      YEAR ENDED JUNE 30,
                                        ------------------------------------------------------------------------------
                                                        1995                                      1994
                                        ------------------------------------       -----------------------------------
                                        DEFERRED      DEFFERED                     DEFERRED     DEFFERED
                                          TAX            TAX                         TAX           TAX
                                         ASSETS      LIABILITIES       NET          ASSETS     LIABILITIES       NET
                                        --------     -----------     -------       --------    -----------     -------
         Inventories ..............      $ 2,287       $  --         $ 2,287       $ 1,970       $  --         $ 1,970
         Warranty .................          438          --             438           240          --             240
         Accrued expenses .........         --             553          (553)         --             641          (641)
                                         -------       -------       -------       -------       -------       -------
                 Current ..........        2,725           553         2,172         2,210           641         1,569
                                         -------       -------       -------       -------       -------       -------
         Supplemental pension .....        3,397          --           3,397         3,075          --           3,075
         Tax loss carryforwards ...        1,382          --           1,382         1,236          --           1,236
         Accelerated depreciation .         --           1,506        (1,506)         --           1,154        (1,154)
         Accrued pension expense ..         --             482          (482)         --             747          (747)
         Other, net ...............           91          --              91           120          --             120
         Less:  Valuation allowance       (1,382)         --          (1,382)       (1,236)         --          (1,236)
                                         -------       -------       -------       -------       -------       -------
                 Non-current ......        3,488         1,988         1,500         3,195         1,901         1,294
                                         -------       -------       -------       -------       -------       -------
      Total .......................      $ 6,213       $ 2,541       $ 3,672       $ 5,405       $ 2,542       $ 2,863
                                         =======       =======       =======       =======       =======       =======


      The net current deferred tax assets have been included in prepaid expenses and other current assets and the net non-current deferred tax assets have been included in other assets on the accompanying consolidated balance sheet.

                        DATASCOPE CORP. AND SUBSIDIARIES

      The valuation allowance increased by $146,000 during fiscal 1995 due to the net increase of tax loss carryforwards. The balance of the valuation allowance of $1,382,000 at June 30, 1995 was comprised of tax benefits of $317,000 of foreign tax loss carryforwards and $1,065,000 of state tax loss carryforwards. $194,000 in benefits from foreign tax loss carryforwards expire during the period 1996 through 2000 and $123,000 may be carried forward indefinitely. The benefits of state tax loss carryforwards expire during the period 1996 through 2002.

      For fiscal year 1993 deferred income taxes resulted from timing differences in the recognition of income and expense for tax and financial accounting purposes. The source of these differences and the tax effect of each were as follows:

                                                                                             (IN THOUSANDS)
                                                                                        YEAR ENDED JUNE 30, 1993
                                                                                        ------------------------
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $     (75)
      Supplemental pension expense  . . . . . . . . . . . . . . . . . . . . .                       (460)
      Pension expense   . . . . . . . . . . . . . . . . . . . . . . . . . . .                        199
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         59
                                                                                               ---------
           Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $    (277)
                                                                                               =========

      Since it is the Company's intention to reinvest the earnings of its international subsidiaries, a provision for additional United States taxes on income which would become payable upon the remission of these undistributed earnings has not been made. Upon remission, the tax consequences of such earnings would be substantially offset by available foreign tax credits.

      The Company has a subsidiary in an industrial development zone in Europe. Profits from manufacturing activities in this zone are exempt from corporation taxes until August 1999.

6.  LINES OF CREDIT

      The Company has lines of credit totaling $40,900,000, borrowings under which bear interest principally at the lenders' respective prime rates. There were no short-term borrowings under lines of credit at June 30, 1995 and 1994. The lines expire as follows: $15,000,000 in February 1996, $10,000,000 in March 1996, $15,000,000 in June 1996 and $400,000 in October 1996. These lines are renewable annually at the option of the banks. The Company has $500,000 in lines of credit with no expiration date.

7.  STOCK OPTIONS AND SHAREHOLDER RIGHTS PLAN

Stock Option Plans

      The Company has two stock option plans which cover 3,525,000 shares of common stock. The 1978 Employee Stock Option Plan, which was terminated in September 1988, provided that options could be granted at a price per share of at least 85% of fair market value on date of grant. The 1981 Employee Stock Option Plan provides that options may be granted at a price of 100% of fair market value on date of grant. Options may be exercised in full or in installments, at the discretion of the Board of Directors, and must be exercised within five or ten years from date of grant, depending on the plan.

                        DATASCOPE CORP. AND SUBSIDIARIES

                                                           1978 Employee Stock                    1981 Employee Stock
                                                               Option Plan                            Option Plan
                                                      -----------------------------         -------------------------------
                                                       Shares       Price Per Share          Shares         Price Per Share
                                                      -------      ----------------         ---------       ---------------
        Balance, June 30, 1992  . . . . . . . . .      5,445       $ 9.67 - $14.75          1,087,827       $ 3.58 - $38.56
        Granted . . . . . . . . . . . . . . . . .         --                                  167,800        15.00 -  27.25
        Exercised . . . . . . . . . . . . . . . .     (3,375)       11.50 -  14.75           (662,626)        4.81 -  14.75
        Cancelled . . . . . . . . . . . . . . . .       (750)                 9.67            (84,448)        5.22 -  36.88
                                                      ------                                ---------
        Balance, June 30, 1993  . . . . . . . . .      1,320                 14.75            508,553         3.58 -  38.56
        Granted . . . . . . . . . . . . . . . . .         --                                  685,700        13.88 -  14.25
        Exercised . . . . . . . . . . . . . . . .         --                                  (12,747)        3.75 -   7.83
        Cancelled . . . . . . . . . . . . . . . .     (1,320)                14.75            (46,567)        7.38 -  38.56
                                                      ------                                ---------
        Balance, June 30, 1994  . . . . . . . . .         --                                1,134,939         3.58 -  31.13
                                                      ======
        Granted . . . . . . . . . . . . . . . . .                                             241,150        15.00 -  18.25
        Exercised . . . . . . . . . . . . . . . .                                             (22,940)        7.38 -  13.88
        Cancelled . . . . . . . . . . . . . . . .                                            (106,581)        3.58 -  29.00
                                                                                            ---------
        Balance, June 30, 1995  . . . . . . . . .                                           1,246,568        $4.81 - $31.13
                                                                                            =========
        Exercisable portion . . . . . . . . . . .                                             848,944        $4.81 - $31.13
                                                                                            =========
        Available for future grant  . . . . . . .                                              44,800
                                                                                            =========


Option Agreements

      The Company also has option agreements with certain consultants and members of the Board of Directors. Options to purchase 188,300 shares were outstanding at June 30, 1995 at prices ranging from $7.38 to $22.38 per share. During the year ended June 30, 1995, 113,600 options were granted at a price of $18.25 per share, 9,000 options were exercised at a price of $7.83 per share and 3,000 options were cancelled. During the year ended June 30, 1994, 5,000 options were granted at a price of $14.25 per share and none were exercised or cancelled.

      At June 30, 1995 there were 1,479,668 shares of common stock reserved for the exercise of stock options.

                        DATASCOPE CORP. AND SUBSIDIARIES

Shareholder Rights Plan

      On May 22, 1991, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of common stock. Under the terms of the plan, all shareholders of common stock received for each share owned a preferred stock purchase right entitling them to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $1.00 per share, at an exercise price of $300.00. The rights are not exercisable until after the date on which the Company's right to redeem has expired. The Company may redeem rights for $.01 per right at any time until the 10th business day after the date of a public announcement (the "Stock Acquisition Date") that a person (the "Acquiring Person") has acquired ownership of stock having 15 percent or more of the Company's general voting power.

      The plan provides that, after a Stock Acquisition Date, generally each holder of a right will be entitled to purchase, at the exercise price, a number of the Company's shares having a market value of twice the exercise price. The plan also provides that in the event of certain other business combinations, generally each holder of a right will be entitled to purchase, at the exercise price, a number of shares of the acquiring company's common stock having a market value of twice the exercise price. Prior to the acquisition by the Acquiring Person of 50% or more of the Common Stock outstanding, the Company may exchange the Rights (other than Rights owned by the Acquiring Person and its affiliates and associates, which will be null and void), in whole or in part, for Common Stock on the basis of an exchange ratio of one share of Common Stock for each Right (subject to adjustment). The rights will expire on June 2, 2001.

                        DATASCOPE CORP. AND SUBSIDIARIES

8.  OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

      The Company develops, manufactures and markets medical systems and devices which constitute a single business segment. The following information sets forth geographic information on the Company's sales, profits and assets:

                                                                           (In thousands)
                                                  UNITED           EUROPEAN
                                                  STATES         SUBSIDIARIES        ELIMINATIONS        CONSOLIDATED
                                                  ------         ------------        ------------        ------------
Year ended June 30, 1995:
      Sales to unaffiliated customers . . . .  $    161,534    $         34,166    $            --      $      195,700
      Transfers between geographic areas  . .        12,714               6,177            (18,891)                 --
                                               ------------    ----------------    ---------------      --------------
           Total sales  . . . . . . . . . . .  $    174,248    $         40,343    $       (18,891)     $      195,700
                                               ============    ================    ===============      ==============
Operating earnings  . . . . . . . . . . . . .  $     18,235    $          4,653    $          (343)     $       22,545
                                               ============    ================    ===============
Other income, net . . . . . . . . . . . . . .                                                                    2,434
                                                                                                        --------------
Earnings before taxes on income . . . . . . .                                                           $       24,979
                                                                                                        ==============
Assets at June 30, 1995 . . . . . . . . . . .  $    181,954    $         28,265    $        (3,356)     $      206,863
                                               ============    ================    ===============      ==============
Year ended June 30, 1994:
      Sales to unaffiliated customers . . . .  $    153,530    $         29,270    $            --      $      182,800

      Transfers between geographic areas  . .        11,764               5,359            (17,123)                 --
                                               ------------    ----------------    ---------------      --------------
           Total sales  . . . . . . . . . . .  $    165,294    $         34,629    $       (17,123)     $      182,800
                                               ============    ================    ===============      ==============
Operating earnings  . . . . . . . . . . . . .  $     18,066    $          2,852    $           (44)     $       20,874
                                               ============    ================    ===============      ==============
Other income, net . . . . . . . . . . . . . .                                                                    1,231
                                                                                                        --------------
Earnings before taxes on income . . . . . . .                                                           $       22,105
                                                                                                        ==============
Assets at June 30, 1994 . . . . . . . . . . .  $    164,317    $         23,643    $        (2,539)     $      185,421
                                               ============    ================    ===============      ==============
Year ended June 30, 1993:
      Sales to unaffiliated customers . . . .  $    141,804    $         24,196    $            --      $      166,000
      Transfers between geographic areas  . .         8,883               4,798            (13,681)                 --
                                               ------------    ----------------    ---------------      --------------
           Total sales  . . . . . . . . . . .  $    150,687    $         28,994    $       (13,681)     $      166,000
                                               ============    ================    ===============      ==============
Operating earnings  . . . . . . . . . . . . .  $     19,817    $          1,201    $           202      $       21,220
                                               ============    ================    ===============
Other income, net . . . . . . . . . . . . . .                                                                      857
                                                                                                        --------------
Earnings before taxes on income . . . . . . .                                                           $       22,077
                                                                                                        ==============
Assets at June 30, 1993 . . . . . . . . . . .  $    140,332    $         19,981    $        (2,312)     $      158,001
                                               ============    ================    ===============      ==============


      In determining operating earnings, interest income and expense, other income and expense, and income taxes were excluded.

      The Company had export sales, principally to Europe, Canada and the Far East, of $31,951,000, $27,023,000 and $22,982,000 in the years ended June 30,
1995, 1994 and 1993, respectively.

                        DATASCOPE CORP. AND SUBSIDIARIES

9.  PENSION AND RETIREMENT PLANS

Defined Benefit Plan

      The Company has both domestic and foreign defined benefit pension plans which cover substantially all employees. Pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the domestic plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Funding for the foreign plan is accomplished through the purchase of guaranteed insurance contracts. Total pension expense for the domestic and foreign pension plans was $1,646,000 in 1995, $1,541,000 in 1994, and $1,381,000 in 1993.

      The components of net pension expense and the funded status of the domestic defined benefit pension plan are set forth below:

      Pension Expense (Domestic)

                                                                                 (IN THOUSANDS)
                                                                               YEAR ENDED JUNE 30,
                                                                    ----------------------------------------
                                                                     1995             1994             1993
                                                                    -------          -------         -------
      Service cost for benefits earned during the year  . . .       $ 1,444          $ 1,177         $   970
      Interest cost on projected benefit obligation . . . . .         1,339            1,245           1,084
      Actual return on plan assets  . . . . . . . . . . . . .        (1,440)            (346)           (192)
      Net amortization and deferral . . . . . . . . . . . . .            16             (857)           (833)
                                                                    -------          -------         -------
           Net pension cost--domestic                               $ 1,359          $ 1,219         $ 1,029
                                                                    =======          =======         =======


      The Plan's Funded Status was as follows:


                                                                                         (IN THOUSANDS)
                                                                                            JUNE 30,
                                                                                    ------------------------
                                                                                     1995             1994
                                                                                    -------          -------
      Actuarial present value of accumulated benefit obligation
           Vested   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 9,675          $ 9,024
           Nonvested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,760              980
                                                                                    -------          -------
           Accumulated benefit obligation   . . . . . . . . . . . . . . . . . .      11,435           10,004
           Effects of anticipated future compensation increases   . . . . . . .       7,354            6,937
                                                                                    -------          -------
           Projected benefit obligation   . . . . . . . . . . . . . . . . . . .      18,789           16,941
           Plan assets at fair value  . . . . . . . . . . . . . . . . . . . . .      16,981           15,179
                                                                                    -------          -------
           Projected benefit obligation in excess of plan assets  . . . . . . .      (1,808)          (1,762)
           Unrecognized net obligation  . . . . . . . . . . . . . . . . . . . .         608              679
           Unrecognized prior service cost  . . . . . . . . . . . . . . . . . .        (108)             160
           Unrecognized net actuarial loss  . . . . . . . . . . . . . . . . . .       2,541            2,994
                                                                                    -------          -------
                 Net prepaid pension cost . . . . . . . . . . . . . . . . . . .     $ 1,233          $ 2,071
                                                                                    =======          =======

                        DATASCOPE CORP. AND SUBSIDIARIES

      The assumptions used to develop the actuarial present value of the projected benefit obligation are as follows:

                                                                                         1995              1994
                                                                                         ----              ----
      Weighted average discount rate  . . . . . . . . . . . . . . . . . . . . . .        8.25%             8.25%
      Rate of increase in compensation levels . . . . . . . . . . . . . . . . . .        6.55%             6.45%
      Expected long-term rate of return on plan assets  . . . . . . . . . . . . .        9.00%             9.00%


      Plan assets are invested in U.S. Government and corporate securities and include investments in the Company's common stock of $966,000 or 56,000 shares at June 30, 1995. No dividends are paid on the Company's common stock.

      Retirement coverage for the foreign employees of the Company is provided, to the extent deemed appropriate, through separate plans. Funding policies are based on local statutes. Retirement benefits are based on years of service, final average earnings and social security benefits.

      The components of net pension expense and the funded status of the foreign defined benefit pension plans are set forth below:

      Pension Expense (Foreign)

                                                                                   (IN THOUSANDS)
                                                                                YEAR ENDED JUNE 30,
                                                                       -----------------------------------------
                                                                       1995              1994              1993
                                                                       -----             -----             -----
      Service cost for benefits earned during the year  . . . .        $  97             $  91             $  79
      Interest cost on projected benefit obligation . . . . . .           65                58                54
      Estimated return on plan assets . . . . . . . . . . . . .          (24)              (18)              (16)
      Net amortization and deferral . . . . . . . . . . . . . .           27                26                20
                                                                       -----             -----             -----
           Net pension cost--foreign  . . . . . . . . . . . . .        $ 165             $ 157             $ 137
                                                                       =====             =====             =====


      The Plan's Funded Status was as follows:

                                                                                            (IN THOUSANDS)
                                                                                               JUNE 30,
                                                                                        ------------------------
                                                                                         1995              1994
                                                                                        ------            ------
      Actuarial present value of accumulated benefit obligation (100% Vested) . .       $  405            $  267
                                                                                        ------            ------
      Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . . .        1,246               810
      Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . .          405               267
                                                                                        ------            ------
      Projected benefit obligation in excess of plan assets . . . . . . . . . . .         (841)             (543)
      Unamortized transition obligation . . . . . . . . . . . . . . . . . . . . .          186               175
      Unrecognized net actuarial loss . . . . . . . . . . . . . . . . . . . . . .          767               413
                                                                                        ------            ------
           Net prepaid pension cost   . . . . . . . . . . . . . . . . . . . . . .       $  112            $   45
                                                                                        ======            ======


      The assumptions used to develop foreign net pension cost and the actuarial present value of projected benefit obligations are as follows:

                                                                                           1995              1994
                                                                                           ----              ----
      Weighted average discount rate  . . . . . . . . . . . . . . . . . . . . . .          7.5%              8.0%
      Rate of increase in compensation levels . . . . . . . . . . . . . . . . . .          6.0%              6.0%
      Expected long-term rate of return on plan assets  . . . . . . . . . . . . .          9.0%              9.0%

                        DATASCOPE CORP. AND SUBSIDIARIES

      The assets of the foreign defined benefit pension plan are invested in guaranteed insurance contracts.

Supplemental Retirement Plan

      The Company has noncontributory, unfunded supplemental retirement plans for Mr. Saper and certain other key officers. Life insurance has been purchased by the Company to recover a substantial portion of the net after tax cost for these supplemental retirement plans.

      Under the retirement provision of the five-year employment agreement between the Company and Mr. Saper, Mr. Saper could retire after age 65 and receive a pension of up to 60% of his average earnings for the three-year period prior to retirement. The supplemental pension expense for Mr. Saper recognized in the consolidated financial statements was $635,000, $794,000 and $917,000 for 1995, 1994 and 1993, respectively.

      The supplemental retirement plan covering certain other key officers provides that at age 65, these employees may receive, for a period of up to 15 years, a pension of up to 60% of a predetermined earnings level for the five-year period prior to retirement. The supplemental pension expense for these executives recognized in the consolidated financial statements was $200,000, $226,000 and $269,000 for 1995, 1994 and 1993, respectively.

      The actuarial present value of both the accumulated benefit obligation and projected benefit obligation for the supplemental retirement plans was $7,095,000 and $6,285,000 for 1995 and 1994, respectively.

      The components of the total supplemental pension expense are set forth below:


                                                                              (IN THOUSANDS)
                                                                            YEAR ENDED JUNE 30,
                                                                   -----------------------------------------
                                                                   1995               1994             1993
                                                                   ----               ----             ----
      Service cost for benefits earned during the year  . .        $ 298            $  300            $  289
      Interest cost on projected benefit obligation . . . .          554               528               468
      Amortization of prior service cost  . . . . . . . . .          511               546               626
      Amortization of gain  . . . . . . . . . . . . . . . .         (528)             (354)             (197)
                                                                   -----            ------            ------
           Total supplemental pension expense   . . . . . .        $ 835            $1,020            $1,186
                                                                   =====            ======            ======

Savings and Supplemental Retirement Plan

      The Company maintains a 401(k) savings and supplemental retirement plan for eligible domestic employees. This 401(k) plan was established to enhance the existing retirement plan and to provide an incentive to employees to save and invest regularly for their retirement. The Company contributions, which were based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation, were $880,000 for 1995, $844,000 for 1994 and $761,000 for 1993.

                        DATASCOPE CORP. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES

      Future minimum rental commitments under noncancellable operating leases are as follows:

YEAR                                                              (IN THOUSANDS)
----                                                              --------------
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  3,417
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,089
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,321
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,001
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .               342
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . .               147
                                                                     --------
      Total future minimum rental payments  . . . . . . . .          $ 10,317
                                                                     ========

      Total rent expense for the years ended June 30, 1995, 1994 and 1993 amounted to approximately $4,241,000, $4,505,000 and $4,889,000, respectively.

      The Company is subject, in the ordinary course of its business, to product liability litigation. The Company believes it has meritorious defenses in all material pending lawsuits and that it maintains adequate insurance against any potential liability.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     YEAR ENDED JUNE 30, 1995
                                                 -----------------------------------------------------------------
                                                    FIRST       SECOND        THIRD        FOURTH
                                                   QUARTER      QUARTER      QUARTER      QUARTER         TOTAL
                                                 ----------   -----------  -----------  -----------    -----------
Net sales . . . . . . . . . . . . . . . . . .    $   41,600   $    48,400  $    50,500  $    55,200    $   195,700
                                                 ----------   -----------  -----------  -----------    -----------
Gross margin  . . . . . . . . . . . . . . . .    $   27,003   $    31,719  $    32,725  $    35,400    $   126,847
                                                 ----------   -----------  -----------  -----------    -----------
Net earnings  . . . . . . . . . . . . . . . .    $    2,761   $     4,357  $     4,519  $     5,702    $    17,339
                                                 ----------   -----------  -----------  -----------    -----------
Earnings per share  . . . . . . . . . . . . .    $     0.17   $      0.27  $      0.28  $      0.35    $      1.07
                                                 ----------   -----------  -----------  -----------    -----------

                                                                     YEAR ENDED JUNE 30, 1994

                                                    FIRST       SECOND        THIRD        FOURTH
                                                   QUARTER      QUARTER      QUARTER      QUARTER         TOTAL
                                                 ----------   -----------  -----------  -----------    -----------
Net sales . . . . . . . . . . . . . . . . . .    $   38,100   $    45,200  $    47,300  $    52,200    $   182,800
                                                 ----------   -----------  -----------  -----------    -----------
Gross margin  . . . . . . . . . . . . . . . .    $   24,803   $    29,396  $    30,650  $    33,400    $   118,249
                                                 ----------   -----------  -----------  -----------    -----------
Net earnings  . . . . . . . . . . . . . . . .    $    2,440   $     3,874  $     4,193  $     5,161    $    15,668
                                                 ----------   -----------  -----------  -----------    -----------
Earnings per share  . . . . . . . . . . . . .    $     0.15   $      0.24  $      0.26  $      0.32    $      0.97
                                                 ----------   -----------  -----------  -----------    -----------


      Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

                        DATASCOPE CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

             COLUMN A                COLUMN B                 COLUMN C            COLUMN D           COLUMN E
----------------------------------   -------------   --------------------------   ------------       -------------
                                                             ADDITIONS
                                                     --------------------------
                                                         (1)            (2)

                                                                   Charged to     Deductions
                                     Balance at      Charged to    other          from               Balance at
                                     beginning       costs and     accounts-      reserves-          close of
            Description              of period       expenses      describe       describe           period
----------------------------------   -------------   -----------   ------------   ------------       -------------
YEAR ENDED JUNE 30, 1995:
Allowance for
doubtful accounts   . . . . . . .    $       1,188   $       494   $         --   $        409(A)    $       1,273
                                     =============   ===========   ============   ============       =============
Reserve for warranty costs                     450           300             --             --                 750
                                     =============   ===========   ============   ============       =============
YEAR ENDED JUNE 30, 1994:
Allowance for
doubtful accounts   . . . . . . .    $         695   $       575   $         --   $         82(A)    $       1,188
                                     =============   ===========   ============   ============       =============
Reserve for warranty costs                     350           100             --             --                 450
                                     =============   ===========   ============   ============       =============
YEAR ENDED JUNE 30, 1993:
Allowance for
doubtful accounts   . . . . . . .    $         575   $       224   $         --   $        104(A)    $         695
                                     =============   ===========   ============   ============       =============
Reserve for warranty costs                     550            --             --            200(A)              350
                                     =============   ===========   ============   ============       =============

(A) Write-offs

                                EXHIBIT INDEX

 Exhibit No.                     Description

    2. Agreement and Plan of Merger, dated as of October 25, 1989, by and between the registrant and Datascope New York (incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form 8-B, filed with the Commission on January 4, 1990 (the "Form 8-B")).

    3.1 Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1989 (incorporated by reference as Exhibit 3.1 to the Form 8-B).

    3.2  By-Laws, as currently in effect (incorporated by reference to Exhibit
         3.2 to Annual Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-K").

    4.1 Specimen of certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 8-B).

    4.2 Form of Certificate of Designations of the Registrant's Series A Preferred Stock (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 8-A, filed with the Commission on May 31, 1991 (the "May 31, 1991 Form 8-A")).

    4.3 Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 2.1 to the May 31, 1991 Form 8-A).

    10.1 1978 Employee Stock Option Plan (incorporated by reference to Exhibit
         10.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K")).

    10.2 1981 Incentive Stock Option Plan (incorporated by reference to Exhibit
         10.2.1 to the Form 8-B).

    10.3 Stock Redemption Agreement, dated February 26, 1991, between Lawrence Saper and the registrant (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (the "1991 10-K")).

    10.4 Stock Option Agreements, dated November 30, 1982, between David Altschiller, William Asmundson, Alan Patricof and Norman Schneider, respectively, and the registrant (incorporated by reference to Exhibit
         10.5 to the 1989 10-K).

    10.5 Stock Option Agreement, dated December 7, 1988 between Joseph Grayzel, M.D. and the registrant (incorporated by reference to Exhibit 10.6 to the 1989 10-K).

    10.6 Amendment No.1 to Stock Option Agreement dated as of September 3, 1986, which Agreement is Exhibit C to the Stock Purchase Agreement among Datascope Corp., InterVascular, Inc., and certain shareholders of InterVascular, Inc., dated June 26, 1986 (incorporated by reference to
         Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 1988).

    10.7 Stock Option Agreements, dated as of March 1, 1990, between David Altschiller, William Asmundson, Joseph Grayzel, Alan Patricof and Norman Schneider, respectively, and the registrant (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

    10.8 Stock Option Agreement, dated as of September 28, 1990, between David Altschiller and the registrant (incorporated by reference to Exhibit
         10.8 to the 1991 10-K).

    10.9 Letter Agreements, dated December 17, 1990 between Lawrence Saper, Ernst Janzen, Bruce Hanson and Murray Pitkowsky, respectively, and the registrant with respect to the termination of such officers' investment in certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.9 to the 1991 10-K).

    10.10 Employment Agreement, dated as of June 30, 1991, by and between Lawrence Saper and the registrant (incorporated by reference to Exhibit
         10.10 to Annual Report on Form 10-K for the fiscal year ended June 30,
         1992).

    10.11 Asset Purchase Agreement, by and between Boston Scientific Corporation and the registrant, Datascope Trademark Corp., Datascope Investment Corp., Datascope S.A.R.L., Datascope GmbH, Datascope B.V., and Datascope Medical Company, Ltd., dated as of June 8, 1993 (incorporated by reference to Exhibit 10.11 to the 1993 10-K).

    21. Subsidiaries (incorporated by reference to Exhibit 22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1994).

    23.  Consent of Deloitte & Touche LLP.

    27.  Financial Data Schedule.