Form 10-K405/A
period 1995-06-30
DATASCOPE CORP
filed 1995-11-01
CIK 27096

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A NO. 1
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         COMMISSION FILE NUMBER 0-6516

                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                Yes /X/  No / /

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

                            ------------------------

     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of October 27, 1995, is approximately $310,000,000.

                            ------------------------

     The number of shares outstanding of each of the registrant's classes of common stock, as of October 27, 1995, is as follows:

                         CLASS                                              NUMBER OF SHARES
                         -----                                              ----------------
        Common Stock, par value $.01 per share                                 16,103,980

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

        The Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (File Number 0-6516) of Datascope Corp. (the "Corporation") is hereby amended by adding thereto the following Part III:

                                    Part III

Item 10.  Members of the Board of Directors of the Corporation.

        The members of the Board of Directors of the Company during the fiscal year ended June 30, 1995, their respective ages and the period during which they have served as Directors are as follows:

        CLASS I. The term of Class I Directors will expire at the 1995 Annual Meeting of Shareholders.

                                                                         HAS BEEN A DIRECTOR
                                         PRINCIPAL OCCUPATION            OF THE CORPORATION
  NAME OF DIRECTOR       AGE                OR EMPLOYMENT                      DURING
---------------------    ---     ------------------------------------    -------------------
George Heller            73      Director(1)                               1970-1979;
                                                                           1980-present
William L. Asmundson     58      Senior Investment Manager of              1969-present
                                 Rockefeller & Co. Inc.


     CLASS II. The term of Class II Directors will expire at the 1996 Annual Meeting of Shareholders.

                                                                         HAS BEEN A DIRECTOR
                                         PRINCIPAL OCCUPATION            OF THE CORPORATION
   NAME OF NOMINEE       AGE                OR EMPLOYMENT                      DURING
---------------------    ---     ------------------------------------    -------------------
David Altschiller        54      Chairman/Chief Executive Officer of       1982-present
                                 Altschiller & Company(2)
Joseph Grayzel, M.D.     64      Consultant to the Corporation and         1969-present
                                 Physician

     CLASS III. The term of Class III Directors will expire at the 1997 Annual Meeting of Shareholders.

                                                                         HAS BEEN A DIRECTOR
                                         PRINCIPAL OCCUPATION            OF THE CORPORATION
  NAME OF DIRECTOR       AGE                OR EMPLOYMENT                      DURING
---------------------    ---     ------------------------------------    -------------------
Lawrence Saper           67      Chairman of the Board and President       1964-present
                                 of the Corporation
Norman M. Schneider      84      Business Consultant(3)                    1982-present

---------------
(1) Mr. Heller also served as Senior Vice President of the Corporation from 1970 through 1979 and from 1980 through October 19, 1992 and as Secretary of the Corporation from 1970 through 1979 and from 1980 through December 31, 1992.

(2) Mr. Altschiller is the Chairman of the Board and Chief Executive Officer of Altschiller & Company (the "Agency"), an advertising agency. Formerly named Altschiller, Reitzfield, Davis/Tracey-Locke, the Agency separated from Tracey-Locke in May 1992. The Agency is a wholly-owned subsidiary of Omnicom, Inc., a publicly-owned communications company.

(3) Mr. Schneider is also a director of Park Electrochemical Corp. and Toys "R" Us, Inc.

                     EXECUTIVE OFFICERS OF THE CORPORATION

     The following table sets forth the names, ages and all positions and offices with the Corporation held by the Corporation's present executive officers. Unless otherwise indicated below, each person has held the office indicated for more than five years:

            NAME               AGE              POSITIONS AND OFFICES PRESENTLY HELD
-----------------------------  ---   ----------------------------------------------------------
Lawrence Saper...............  67    Chairman of the Board and President
Ernst Janzen.................  59    Senior Vice President
Murray Pitkowsky.............  64    Senior Vice President and Secretary(1)
Barry Cheskin................  35    Vice President; President -- Collagen Products Division (2)
Richard Monastersky..........  40    Vice President, Human Resources(3)
Russell Van Zandt............  54    Vice President; President -- Cardiac Assist Division(4)
Stephen E. Wasserman.........  49    Vice President, Chief Financial Officer and Treasurer;
                                     President -- Patient Monitoring Division(5)
S. Arieh Zak, Esq............  34    Vice President of Regulatory Affairs and Corporate
                                     Counsel(6)

---------------
(1) Mr. Pitkowsky has been employed by the Corporation as Senior Vice President since October 19, 1992, and as Secretary since January 1, 1993. From April 1986 through October 19, 1992, Mr. Pitkowsky served as Vice President, Finance and Treasurer of the Corporation. He also served as Treasurer from February 28, 1994 to May 23, 1994, and as Chief Financial Officer from August 17, 1994 to May 16, 1995.

(2) Mr. Cheskin has been employed by the Corporation as Vice President and President of the Collagen Products Division (formerly the VasoSeal and Bioplex Divisions) since May 18, 1994. Mr. Cheskin served as General Manager of the VasoSeal and Bioplex Divisions from November 18, 1992 to May 18, 1994. Previously, he served as Director of Business Development for the Corporation from April 1, 1992. Prior to joining the Corporation, Mr. Cheskin was a Senior Associate at Booz, Allen & Hamilton, a consulting firm, where he worked from 1988 until he joined the Corporation.

(3) Mr. Monastersky has been employed by the Corporation in his current position since October 15, 1990. From August 1988 through such date, Mr. Monastersky served as the Director of Human Resources of the Corporation.

(4) Mr. Van Zandt has been employed by the Corporation in his present position since July 16, 1992. From November 1989 through such date, Mr. Van Zandt served as President of Bard Vascular Systems. From April 1986 through November 1989, Mr. Van Zandt served as President of Bard Electro Medical Systems.

(5) Mr. Wasserman has been employed by the Corporation as Vice President and Treasurer since May 18, 1994, and as Chief Financial Officer since May 16, 1995. Mr. Wasserman also served as Chief Financial Officer of the Corporation from May 18, 1994 through August 17, 1994. On August 17, 1994, Mr. Wasserman was appointed President of the Patient Monitoring Division. From August 1989 through December 1993 Mr. Wasserman served as a General Manager of Melville Biologics and Vice President of N.Y. Blood Center.

(6) Mr. Zak has been employed by the Corporation as Corporate Counsel since November 23, 1992, and as Vice President, Regulatory Affairs since September 20, 1995. Mr. Zak served as Director of Corporate Regulatory Affairs from June 17, 1993 to September 20, 1995. From 1986 through 1992, Mr. Zak served as a litigation associate at Sullivan & Cromwell.

                  COMPLIANCE WITH THE SECURITIES EXCHANGE ACT

     The Corporation's executive officers and directors are required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Corporation. Based solely on the Corporation's review of the copies of such reports it has received, the Corporation believes that all its executive officers and directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

     The following table sets forth for the fiscal years ended June 30, 1995, 1994 and 1993, the compensation for services in all capacities to the Corporation of those persons who were at June 30, 1995 the chief executive officer and the other four most highly compensated executive officers of the Corporation (collectively, the "Named Executives"):

                                                                                   LONG TERM COMPENSATION
                                                                               ------------------------------
                                                                                      AWARDS
                                                 ANNUAL COMPENSATION           --------------------   PAYOUTS
                                         -----------------------------------   RESTRICTED             -------
                                                                OTHER ANNUAL     STOCK                 LTIP      ALL OTHER
                                         SALARY        BONUS    COMPENSATION     AWARDS     OPTIONS   PAYOUTS   COMPENSATION
  NAME AND PRINCIPAL POSITION     YEAR     ($)          ($)         ($)           ($)         (#)       ($)        ($)(1)
--------------------------------  ----   -------      -------   ------------   ----------   -------   -------   ------------
Lawrence Saper,.................  1995   630,000      400,000      137,221(2)      --           --      --          8,540
Chairman of the Board and         1994   630,000      756,000      116,662(2)      --       500,000     --          9,341
Chief Executive Officer           1993   630,000      630,000       79,738(2)      --       45,000      --          6,416
Murray Pitkowsky,...............  1995   215,000       75,000           --         --           --      --          6,205
Senior Vice President and         1994   212,500       67,500(3)        --         --        5,000      --          6,279
Secretary                         1993   201,000      102,500           --         --        4,000      --          6,176
Stephen E. Wasserman,...........  1995   185,000      100,000           --         --        5,000      --          1,360
Vice President, Treasurer and     1994    21,875(4)    25,000           --         --       20,000      --            111
Chief Financial Officer;          1993        --           --           --         --           --      --             --
President, Patient Monitoring
Division
Russell Van Zandt...............  1995   208,400      120,000           --         --        5,000      --          4,936
Vice President, President,        1994   199,583      110,000       67,019(5)      --        2,000      --          5,780
  Cardiac Assist Division         1993   182,083       50,000(6)   182,768(7)      --       15,000      --             --
Richard Monastersky.............  1995   181,750      100,000       40,472(8)      --        5,000      --          4,873
Vice President, Human Resources   1994   171,250      100,000       35,610(9)      --        5,000      --          5,337
                                  1993   153,750       80,000           --         --        3,000      --          5,384

---------------
(1) Amounts in this column represent (a) Corporation matching contributions under the Corporation's 401(k) Savings and Supplemental Retirement Plan,
    (b) premiums for term life insurance and (c) with respect to split dollar life insurance policies maintained by the Corporation for the benefit of Messrs. Saper and Pitkowsky, the actuarial value of the benefit to such Named Executives of the current year's insurance premium paid by the Corporation in excess of that required to fund the death benefit under the policy. The amounts comprising items (a), (b) and (c) described above for each Named Executive in fiscal year 1993 are as follows. Saper: (a) $4,497,
    (b) $645 and (c) $1,274. Pitkowsky: (a) $4,604, (b) $297 and (c) $1,275.
    Monastersky: (a) $4,739 and (b) $645. The amounts comprising items (a),
    (b) and (c) described above for each Named Executive in fiscal year 1994 are as follows. Saper: (a) $4,620, (b) $615 and (c) $4,106. Pitkowsky:
    (a) $4,647, (b) $357 and (c) $1,275. Wasserman: (a) $0 and (b) $111.
    Van Zandt: (a) $5,165 and (b) $615. Monastersky: (a) $4,722 and (b) $615.
    The amounts comprising items (a), (b) and (c) described in the preceding sentence for each Named Executive in fiscal year 1995 are as follows.
    Saper: (a) $4,620, (b) $885 and (c) $3,035. Pitkowsky: (a) $4,620,
    (b) $597 and (c) $988. Wasserman: (a) $475 and (b) $885. Monastersky:
    (a) $3,988 and (b) $885. Van Zandt (a) $4,051 and (b) $885. Cumulative net life insurance premiums paid under the split dollar life insurance program are recoverable (i) with respect to Mr. Saper, on death, if not recovered earlier, and (ii) with respect to Mr. Pitkowsky, at retirement or death.

(2) Payments were for automobile and expense allowance, respectively, in the following amounts: $67,476 and $69,745 in fiscal 1995; $67,500 and $49,162 in fiscal 1994; $53,638 and $26,100 in fiscal 1993.

(3) Includes $22,500 additional bonus paid in fiscal year 1994 with respect to fiscal year 1993.

(4) Mr. Wasserman commenced employment with the Corporation on May 18, 1994.

(5) Includes $62,773 reimbursement for relocation expenses and $4,246 representing personal use of automobile leased by the Corporation.

(6) Includes $10,000 bonus paid upon commencement of employment.

(7) Reimbursement for relocation expenses.

(8) Includes $30,025 for loan forgiveness, $6,776 for personal use of automobile leased by the Corporation and $3,671 allowance for personal tax services.

(9) Includes $23,049 reimbursement for relocation expenses and $12,561 representing personal use of automobile leased by the Corporation.

OPTIONS OF NAMED EXECUTIVES TO PURCHASE SECURITIES

     On October 1, 1981, the Corporation adopted the 1981 Stock Option Plan, which was subsequently approved by the shareholders at the 1981 Annual Meeting. Options that qualify as, and options that do not qualify as, incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), may be granted thereunder. The 1981 Stock Option Plan, as amended, reserved 3,075,000 shares of Common Stock for issuance to key employees and officers recommended and approved by the Board of Directors, or a committee thereof, at a price not less than 100% (or, in the case of an incentive stock option granted to a 10% shareholder, 110%) of the fair market value of the shares purchased thereunder on the date of grant. No option may be exercisable more than ten years from the date of grant, and an incentive stock option granted to a 10% shareholder may not be exercisable more than five years from the date of grant. The 1981 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The 1981 Stock Option Plan terminates on September 30, 1996; however, on September 19, 1995 options to purchase all remaining shares of Common Stock reserved for issuance under the 1981 Stock Option Plan were granted. Consequently, the Corporation can no longer issue options under the 1981 Stock Option Plan.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZED
                                 INDIVIDUAL GRANTS                                        VALUE AT ASSUMED
                           -----------------------------                                  ANNUAL RATES OF
                           NUMBER OF                                                        STOCK PRICE
                           SECURITIES      % OF TOTAL                                     APPRECIATION FOR
                           UNDERLYING    OPTIONS GRANTED    EXERCISE                        OPTION TERM
                            OPTIONS       TO EMPLOYEES       PRICE        EXPIRATION     ------------------
          NAME             GRANTED(#)    IN FISCAL YEAR      ($/SH)          DATE         5%($)     10%($)
-------------------------  ----------    ---------------    --------    --------------   -------   --------
Lawrence Saper...........         0              --               --                --        --         --
Murray Pitkowsky.........         0              --               --                --        --         --
Stephen E. Wasserman.....     5,000(1)          1.8%        $ 15.625    Sept. 21, 2004   $49,132   $124,511
Russell Van Zandt........     5,000(1)          1.8%        $ 15.625    Sept. 21, 2004   $49,132   $124,511
Richard Monastersky......     5,000(1)          1.8%        $ 15.625    Sept. 21, 2004   $49,132   $124,511

---------------
(1) The option becomes exercisable in four equal annual installments beginning on September 22, 1995.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                                   NUMBER OF
                                                             SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                       SHARES ACQUIRED        VALUE          AT FISCAL YEAR END(#)          AT FISCAL YEAR END($)
        NAME           ON EXERCISE(#)      REALIZED($)     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
---------------------  ---------------     -----------     --------------------------     --------------------------
Lawrence Saper.......         0                 0                45,000/500,000                      0/1,437,500
Murray Pitkowsky.....         0                 0                37,750/  7,250                207,195/   11,250
Stephen E.
  Wasserman..........         0                 0                 5,000/ 20,000                 13,125/   45,625
Russell Van Zandt....         0                 0                 8,000/ 14,000                  1,500/   10,750
Richard
  Monastersky........         0                 0                30,500/ 11,750                171,132/   17,500

PENSION PLAN TABLE

                                                          YEARS OF SERVICE
                                       -------------------------------------------------------
              REMUNERATION               15          20          25          30          35
    ---------------------------------  -------     -------     -------     -------     -------
    $125,000.........................   28,125      37,500      46,875      56,250      65,625
    $150,000.........................   33,750      45,000      56,250      67,500      78,750
    $175,000.........................   39,375      52,500      65,625      78,750      91,875
    $200,000.........................   45,000      60,000      75,000      90,000     105,000
    $225,000.........................   50,625      67,500      84,375     101,250     118,125
    $250,000.........................   56,250      75,000      93,750     112,500     131,250
    $300,000.........................   67,500      90,000     112,500     135,000     157,500
    $400,000.........................   90,000     120,000     150,000     180,000     210,000
    $450,000.........................  101,250     135,000     168,750     202,500     236,250
    $500,000.........................  112,500     150,000     187,500     225,000     262,500

     The Corporation maintains the Datascope Corp. Pension Plan. Each year the Corporation contributes an amount necessary to fund the plan on an actuarial basis. Pension benefits to be received upon retirement are determined by an employee's highest 5 consecutive years' earnings (based on base salary, commission and certain bonus compensation paid to sales and service representatives) in the 10 years preceding retirement, length of service with the Corporation and age at retirement. Mr. Saper is currently credited with 31 years of service under the plan, Mr. Pitkowsky with 9 years, Mr. Monastersky with 7 years, Mr. Wasserman with 1 year and Mr. Van Zandt with 3 years. Pensions are reduced by 1.5% of an employee's estimated primary Social Security benefit for each year of credited service (to a maximum of 33 1/3 years). The net pension is limited as required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The foregoing table illustrates annual pension benefits on a single life basis, assuming retirement at age 65 and prior to reduction for Social Security benefits or application of the ERISA limits.

     The Corporation also maintains certain plans which provide for supplemental pension benefits for Messrs. Saper and Pitkowsky (the "Supplemental Benefits Plans"). Under the terms of the plan maintained for Mr. Pitkowsky, upon attaining the age of 65, Mr. Pitkowsky is entitled to receive specified monthly payments for 15 years, which payments may be increased if the participant continues to work for the Corporation after age 65. In general, the payments to be received were fixed by determining the difference between (i) 60% of a pre-determined amount deemed to represent average compensation for the five years prior to age 65 and (ii) the monthly retirement benefit that would be payable under the Datascope Corp. Pension Plan (which amounts are limited by ERISA). The plan in effect for Mr. Pitkowsky also provides for survivor benefits, including monthly payments upon death. The plan in effect for Mr. Saper during fiscal year 1995 provides that upon his retirement, Mr. Saper is entitled to receive annual lifetime payments, the amounts of which will be based on average total compensation for the three years in which Mr. Saper's compensation was greatest of the ten years immediately preceding Mr. Saper's retirement. The plan in effect for Mr. Saper provides survivor benefits in the form of a $10,000,000 life insurance policy, maintained pursuant to a split-dollar agreement among Mr. Saper, the Corporation, and a trust for the benefit of Mr. Saper's family. The Corporation's net investment in the program is recoverable on Mr. Saper's death, but may be repaid sooner by the trust. Benefits under each Supplemental Benefits Plan are paid from the general funds of the Corporation; however, the Corporation purchases key-man insurance intended to recover substantially all of the net after-tax cost of the benefits and the net outlay for the insurance plus a portion of the interest paid or imputed for the use of the Corporation's money. The estimated annual benefit payable upon retirement to Mr. Saper under his Supplemental Benefits Plan is $1,257,000. The total annual benefit payable upon retirement to Mr. Pitkowsky under his Supplemental Benefits Plan is $88,466.

COMPENSATION OF DIRECTORS

     Each director of the Corporation (except Mr. Saper and Dr. Grayzel) receives an annual director's fee of $7,000 and an attendance fee of $1,000 for each meeting of the Board attended by that director and $500 per committee meeting attended.

     From time to time, the Corporation has granted to directors options to purchase shares of Common Stock ("Director Options"). All such options remain exercisable in full until the earlier of ten years after the date of grant or the termination of status as a director of the Corporation, and are not transferable except that each of the options may be exercised by an executor or administrator within one year after an optionee's death or disability but not beyond the option's normal expiration date. Each option provides that the optionee may pay for any shares acquired pursuant to the exercise of such option by cash or check or by transfer to the Corporation of a number of shares of the Corporation's Common Stock with an aggregate market value equal to the aggregate option exercise price. Such options do not qualify as incentive stock options under the Code. For federal income tax purposes, an optionee will realize taxable income on the date of exercise of an option, and the Corporation will then be allowed a deduction from income, equal to the excess of (a) the aggregate market value, on the date of exercise, of the shares so acquired over
(b) the aggregate option exercise price for such shares.

     Transactions with respect to stock options granted to directors who are officers of the Corporation pursuant to the 1981 Stock Option Plan and with respect to the Director Options which have been approved by the Corporation's shareholders are exempt from the short-swing trading liability provisions of
Section 16(b) of the Exchange Act, pursuant to Rule 16b-3 of the Exchange Act. The 1981 Stock Option Plan does not cover grants to directors who are not employees or officers of the Corporation.

EMPLOYMENT CONTRACTS AND TERMINATION OF
EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Corporation entered into a five-year employment agreement with Mr. Saper, dated as of June 30, 1991. The employment agreement provides for automatic one year extensions after June 30, 1996 unless either party gives notice of intent not to extend one hundred and eighty days prior to the end of the initial five-year term or any extension. The employment agreement provides for an annual base salary of $630,000 until June 30, 1994 after which increases will be as determined by the Compensation Committee. Mr. Saper is also entitled to participate in the Corporation's Annual Bonus Plan (the "Bonus Plan") described below. Mr. Saper may terminate the agreement for good reason, including a significant breach by the Corporation of its obligations thereunder or certain changes in control of the Corporation, in which event Mr. Saper is entitled to receive a lump sum payment equal to his compensation as then in effect (including base salary and prior year's bonus compensation) multiplied by the number of years remaining in his term of employment or, if greater, an amount equal to his compensation as then in effect multiplied by 2.99. Under the agreement, if Mr. Saper voluntarily decides to reduce his duties while the employment agreement is in effect, he and the Corporation will negotiate a mutually agreeable five-year consulting arrangement. Under the terms of any such consulting arrangement, Mr. Saper would be entitled to the retirement benefits provided by his employment agreement during the term of the consulting arrangement.

     The Corporation has agreed that in the event of a change in control of the Corporation Messrs. Pitkowsky and Wasserman would be entitled to a lump-sum payment of 2.5 times such individual's annual base salary then in effect.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                   SECURITY OWNERSHIP OF CERTAIN SHAREHOLDERS

     The following table provides information as to each person who is known to the Corporation to be the beneficial owner of more than 5% of the Corporation's voting securities as of October 1, 1995 (unless otherwise indicated):

                     NAME AND ADDRESS                      AMOUNT AND NATURE        PERCENT OF
                  OF BENEFICIAL OWNER(1)                OF BENEFICIAL OWNERSHIP   COMMON STOCK(2)
    --------------------------------------------------  -----------------------   ---------------
    Lawrence Saper....................................         2,974,205(3)            17.6%
    14 Philips Parkway
    Montvale, NJ 07645
    State of Wisconsin Investment Board...............           865,000(4)             5.1%
    P.O. Box 7842
    Madison, WI 53707

---------------
(1) This table identifies persons having sole voting and investment power with respect to the shares set forth opposite their names as of October 1, 1995, except as otherwise disclosed in the footnotes to the table, according to information publicly filed or furnished to the Corporation by each of them.

(2) Shares beneficially owned, as recorded in this table, expressed as a percentage of the shares of the Common Stock of the Corporation outstanding as of October 1, 1995. For purposes of calculating Mr. Saper's beneficial ownership, any shares subject to options exercisable within 60 days of October 1, 1995 are deemed to be outstanding.

(3) Includes (i) 30,901 shares held in trust for the benefit of Mr. Saper's minor children, (ii) 3,150 shares owned by Carol Saper, Mr. Saper's wife, and (iii) 400,000 shares held in trust for the benefit of Carol Saper and certain descendants of Mr. Saper; Mr. Saper disclaims beneficial ownership as to all such shares. Includes 545,000 shares which are subject to currently exercisable options. This includes an option to purchase 500,000 shares, which option became exercisable on August 3, 1994, subject to the condition that the average of the high and low bid price of the Common Stock as quoted on NASDAQ on the date of exercise is at least $20. The exercise price of the option is $14.00, which was the fair market value of the Common Stock on the date of grant.

(4) Number of shares beneficially owned by State of Wisconsin Investment Board according to a report of Vickers Stock Research Corporation, for the period ending June 30, 1995.

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table provides information as of October 1, 1995 with respect to the Common Stock of the Corporation beneficially owned by each director (except Mr. Saper, whose holdings are shown in the preceding table) and each of the Named Executive Officers (as defined in Item 11), other than Mr. Saper, and by all directors and executive officers as a group (including Mr. Saper):

                                                         AMOUNT AND NATURE          PERCENT OF
              NAME OF BENEFICIAL OWNER(1)             OF BENEFICIAL OWNERSHIP     COMMON STOCK(2)
    ------------------------------------------------  -----------------------     ---------------
    David Altschiller...............................            39,650(3)                  *
    William L. Asmundson............................            28,250(4)                  *
    Joseph Grayzel, M.D.............................           266,992(5)                1.6%
    George Heller...................................            74,432(6)                  *
    Norman M. Schneider.............................            27,500(4)                  *
    Murray Pitkowsky................................            64,817(7)                  *
    Russell Van Zandt...............................            14,842(8)                  *
    Richard Monastersky.............................            40,386(9)                  *
    Stephen E. Wasserman............................             6,250(10)                 *
    All executive officers and directors as a group
      (consisting of 13 individuals)................         3,619,141(11)              21.4%

---------------
 * Less than 1%.

 (1) This table identifies persons having sole voting and investment power with respect to the shares set forth opposite their names, except as otherwise disclosed in the footnotes to the table, according to information furnished to the Corporation by each of them.

 (2) Shares beneficially owned, as recorded in this table, expressed as a percentage of the shares of the Common Stock of the Corporation outstanding as of October 1, 1995. For the purpose of calculating each person's beneficial ownership, any shares subject to options exercisable within 60 days of October 1, 1995 are deemed to be beneficially owned by, and outstanding with respect to, such person.

 (3) Includes 29,000 shares which are subject to currently exercisable options.

 (4) Amounts beneficially owned by each of William L. Asmundson and Norman M. Schneider include 14,000 shares which are subject to currently exercisable options.

 (5) Does not include 31,500 shares held in the name of Dr. Grayzel's children (all of whom have attained majority) under the Uniform Gift to Minors Act, as to which shares Dr. Grayzel disclaims beneficial ownership. Includes 51,000 shares which are subject to currently exercisable options. Does not include 25,000 shares which are subject to options which will vest on the attainment of certain milestones.

 (6) Includes 8,000 shares which are subject to currently exercisable options.

 (7) Includes 26,500 shares which are subject to currently exercisable options.

 (8) Includes 13,500 shares which are subject to currently exercisable options.

 (9) Includes 35,250 shares which are subject to currently exercisable options.

(10) Includes 6,250 shares which are subject to currently exercisable options.

(11) Includes 808,125 shares which are subject to currently exercisable options.

Item 13.  Certain Relationships and Related Transactions.

N/A

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

November 1, 1995

                                     DATASCOPE CORP.



                                     By: /s/ STEPHEN E. WASSERMAN
                                         ------------------------------------
                                         Stephen E. Wasserman
                                         Vice President; Chief Financial
                                         Officer; Treasurer; President, Patient
                                         Monitoring Division