Form 10-Q
period 1995-09-30
DATASCOPE CORP
filed 1995-11-13
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For Quarter Ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

                        Commission File Number 0-6516

                          DATASCOPE CORP.
--------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                         13-2529596
--------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

       14 Philips Parkway, Montvale, New Jersey  07645-9998
--------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100
                                                   -----------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report:

       Indicate by check mark whether the registrant

       (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

       (2) has been subject to such filing requirements for the past 90 days.

                           YES   X             NO
                               -----             -----

Number of Shares of Company's Common Stock outstanding as of October 31, 1995:
16,106,980.

                        DATASCOPE CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES

       Sales increased 10% in the first quarter of fiscal 1996 as compared to the first quarter last year.

       Results for the quarter reflect continued growth of the Cardiac Assist Division, InterVascular, the Company's subsidiary that produces vascular grafts, and renewed sales growth of the Patient Monitoring Division. Cardiac Assist made the principal contribution to increased sales and earnings as strong worldwide demand continued for intra-aortic balloon catheters. Sales of Patient Monitoring products increased reflecting strong international sales growth of all major products including Passport(R) and Point of View(R) monitors.

       The Company announced that the U.S. market launch of the VasoSeal vascular hemostasis device is planned for the upcoming meeting of the American Heart Association in Anaheim, California which begins November 13, 1995. As previously reported on October 2, 1995, the U.S. Food and Drug Administration (FDA) approved the Company's application to market VasoSeal, a vascular hemostasis device for use after diagnostic angiography and coronary angioplasty. VasoSeal has been used extensively overseas and is the first device of its kind to receive FDA approval and the only such device on the U.S. market at this time. VasoSeal will be sold by the Collagen Products Division through a newly organized dedicated direct field force consisting of sales personnel and clinical education specialists.

       The weakening of the U.S. dollar compared to major European currencies increased sales by approximately $700 thousand in the first quarter of fiscal 1996, compared to the corresponding period last year.

GROSS PROFIT (NET SALES LESS COST OF SALES)

       The gross profit percentage was 65.4% of sales in the first quarter of fiscal 1996 compared to 64.6% of sales in the first quarter last year with the improvement primarily attributable to an improved mix of sales.

RESEARCH AND DEVELOPMENT (R&D)

       As a percentage of sales, R&D expenses amounted to 12.2% in the first quarter of fiscal 1996 compared to 10.7% in the first quarter of fiscal 1995, as R&D activity increased in all businesses. Total R&D expenses in the first quarter of fiscal 1996 increased 26% in comparison to the first quarter last year.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

       As a percentage of sales, SG&A expenses were 45.1% in the first quarter of fiscal 1996, slightly lower than the 45.2% for the corresponding period last year.

       SG&A expenses increased $1.9 million or 10% in the first quarter of fiscal 1996 compared to the corresponding period last year. The increase was primarily attributable to sales and marketing expenditures relating to higher sales volume for Cardiac Assist and InterVascular, and start-up costs associated with the U.S. market launch of VasoSeal.

       The weakening of the U.S. dollar compared to major European currencies increased SG&A expenses by approximately $400 thousand in the first quarter of fiscal 1996 compared to the corresponding period last year.

INTEREST INCOME AND EXPENSE

       The higher interest income in the first quarter of fiscal 1996 was attributable to a higher average investment portfolio and an increase in interest rates.

OTHER INCOME AND EXPENSE

       Other expenses were minimal in the first quarter of both fiscal years 1996 and 1995.

       The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Forward foreign exchange contracts outstanding at September 30, 1995 totaled $1.7 million, all of which were in European currencies, with maturities that do not exceed 12 months.

LIQUIDITY AND CAPITAL RESOURCES

       The Company continued to improve its strong financial position during the first three months of fiscal 1996. Working capital was $113.0 million at September 30, 1995, $2.3 million higher than the $110.7 million at June 30, 1995.

       The current ratio at September 30, 1995 was 4.2:1 compared to 4.3:1 at June 30, 1995. Cash provided by operating activities was $7.9 million in the first quarter of fiscal 1996 compared to $9.3 million in the corresponding period last year. The decreased amount of cash provided by operations in the first quarter of fiscal 1996 as compared to the first quarter last year was primarily attributable to increased inventory to support the higher sales level and lower reduction in accounts receivable. Cash was used to purchase $3.2 million of plant and equipment in the first quarter of both fiscal 1996 and fiscal 1995.

       Management believes that the Company's financial resources are sufficient to meet its projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected the Company.

                        DATASCOPE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          SEPT 30,      JUNE 30,
                                                           1995          1995
                                                        (unaudited)       (a)
                                                        -----------    ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                2,214          3,096
  Marketable securities                                   59,156         53,165
  Accounts receivable, less allowance for doubtful
    accounts of $1,223 and $1,273                         40,969         45,590
  Inventories (Note 2)                                    39,528         36,499
  Prepaid expenses and other current assets                6,038          5,880
                                                        --------       --------
      Total Current Assets                               147,905        144,230
Property, Plant and Equipment, net of accumulated
  depreciation of $33,898 and $32,681                     44,793         44,278
Marketable Securities, non-current                         9,281          9,354
Other Assets                                               9,689          9,001
                                                        --------       --------
                                                         211,668        206,863
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                         8,662          7,644
  Accrued expenses                                        14,215         14,149
  Accrued compensation                                     8,884          9,384
  Taxes on income                                          3,176          2,309
                                                        --------       --------
      Total Current Liabilities                           34,937         33,486

Other Liabilities                                         10,227         10,058

Stockholders' Equity (Note 3)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares;
    Issued and outstanding, none                            --             --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,095,425 and 16,070,689 shares            161            161
  Additional paid-in capital                              42,174         41,837
  Retained earnings                                      124,449        121,347
  Cumulative translation adjustments                        (280)           (26)
                                                        --------       --------
                                                         166,504        163,319
                                                        --------       --------
                                                         211,668        206,863
                                                        ========       ========


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        1995              1994
                                                      -------           -------
NET SALES                                              45,900            41,600
                                                      -------           -------
Costs and Expenses:
  Cost of sales                                        15,861            14,731
  Research and development
    expenses                                            5,611             4,451
  Selling, general and
    administrative expenses                            20,694            18,808
                                                      -------           -------
                                                       42,166            37,990
                                                      -------           -------

OPERATING EARNINGS                                      3,734             3,610

Other (Income) Expense:
  Interest income                                      (1,015)             (527)
  Interest expense                                         18                 3
  Other, net                                              135                13
                                                      -------           -------
                                                         (862)             (511)
                                                      -------           -------

EARNINGS BEFORE TAXES ON INCOME                         4,596             4,121

Taxes on Income                                         1,494             1,360
                                                      -------           -------
NET EARNINGS                                            3,102             2,761
                                                      =======           =======


Earnings Per Share (Note 3)                              0.19              0.17
                                                      =======           =======
Weighted Average Number of Common
  and Common Equivalent Shares
  Outstanding (Note 3)                                 16,428            16,163
                                                      =======           =======


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1995          1994
                                                          -------       -------
OPERATING ACTIVITIES:
  Net cash provided by operating activities                 7,862         9,258
                                                          -------       -------

INVESTING ACTIVITIES:
  Capital expenditures                                     (3,203)       (3,166)
  Purchases of short-term marketable securities           (27,872)      (21,610)
  Maturities of short-term marketable securities           21,954        14,672
                                                          -------       -------

  Net cash used in investing activities                    (9,121)      (10,104)
                                                          -------       -------

FINANCING ACTIVITIES:
  Net cash provided by financing activities                   227            48
                                                          -------       -------

  Effect of exchange rates on cash                            150          (146)
                                                          -------       -------

Decrease in cash and cash equivalents                        (882)         (944)
Cash and cash equivalents, beginning of period              3,096         2,082
                                                          -------       -------

Cash and cash equivalents, end of period                    2,214         1,138
                                                          =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid (refunded) during the period for:
    Income taxes                                              708          (727)
                                                          -------       -------


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 1995 and the statements of consolidated earnings and cash flows for the three month periods ended September 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1995 annual report to shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                                    (In thousands)

                                              Sept 30,         June 30,
                                                1995             1995
                                              --------         --------
          Materials                            $15,729          15,452
          Work in Process                        8,048           6,592
          Finished Goods                        15,751          14,455
                                               -------          ------
                                               $39,528          36,499
                                               =======          ======

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the three months ended September 30, 1995 are as follows:

                                                            (In thousands)
          Net income                                            3,102
          Translation adjustments                                (254)
          Proceeds on the exercise of options to purchase
              24,736 shares of common stock                       337
                                                                -----
          Total increase in stockholders' equity                3,185
                                                                =====

Part II:

       Item 6      Exhibits and Reports on Form 8-K

                        (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                       EX-27 Financial Data Schedule

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

                                         DATASCOPE CORP.
                                         Registrant

                                         By: /s/ Lawrence Saper
                                            ------------------------------------
                                             Lawrence Saper
                                             Chairman of the Board
                                             and President

                                         By: /s/ Murray Pitkowsky
                                            ------------------------------------
                                             Murray Pitkowsky
                                             Senior Vice President and Secretary

  Dated: November 13, 1995

                                EXHIBIT INDEX

Exhibit No.                      Description                    Page No.
----------                       ------------                   -------
EX-27                            Financial Data Schedule