Form 10-Q
period 1995-12-31
DATASCOPE CORP
filed 1996-02-13
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1995
                           OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------
              Commission File Number 0-6516

                    DATASCOPE CORP.
--------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                          13-2529596
--------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

       14 Philips Parkway, Montvale, New Jersey  07645-9998
--------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100
                                              --------------------

----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report:

        Indicate by check mark whether the registrant

        (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

        (2)   has been subject to such filing requirements for the past 90 days.

                    YES   X       NO
                        -----        -------

Number of Shares of Company's Common Stock outstanding as of January 31, 1996:
16,118,641.

                        DATASCOPE CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

    Net Sales

        Sales increased 8% and 9% in the second quarter and first six months of fiscal 1996, respectively, as compared to the corresponding periods last year, reflecting increases in all of the Company's businesses.

        The Cardiac Assist division made the principal contribution to increased sales as a result of continued strong worldwide sales of intra-aortic balloon catheters.

        Worldwide sales of Patient Monitoring products increased for the second consecutive quarter, despite slightly lower domestic sales, as a result of continued strong international sales growth. The slight decline in domestic Patient Monitoring sales was primarily due to the continued U.S. shipment hold on the Point of View(R) monitor. As previously reported, the Company voluntarily put U.S. shipments of the Point of View monitor on hold in October 1994 after an audit conducted by the Company disclosed a regulatory issue concerning data submitted to the Food and Drug Administration (FDA). The Company continues to hold U.S. shipments pending its submission, and satisfactory review by FDA, of a new 510(k) pre-market notification.

        InterVascular, Inc., the Company's wholly owned producer of Vascular grafts, continued its strong growth pattern with sales primarily in the international market.

        The Company was pleased with the progress of the VasoSeal(R) U.S. market launch initiated during the second quarter of fiscal 1996. The VasoSeal vascular hemostasis device is currently the only device of its kind approved by the Food and Drug Administration and sold in the U.S., for use in both coronary angiography and coronary angioplasty procedures, key tools in the battle against heart disease.

        The weakening of the U.S. dollar compared to major European currencies favorably impacted sales by approximately $400 thousand and $1.1 million in the second quarter and first six months of fiscal 1996, respectively, compared to the corresponding periods last year.

    Gross Profit (Net Sales Less Cost of Sales)

        The gross profit percentage improved to 65.9% and 65.7% for the second quarter and first six months of fiscal 1996, respectively, compared to 65.2% and 64.9% for the corresponding periods last year because of a more favorable sales mix.

    Research and Development (R&D)

        R&D expenses, as a percentage of sales, amounted to 11% and 12% in the second quarter and first six months of fiscal 1996, as compared to 10% for the same periods last year. Total R&D expenses increased 25% and 26% in the second quarter and first six months of fiscal 1996, respectively, compared to the same periods last year as R&D activity increased in all businesses.

    Selling, General & Administrative Expenses (SG&A)

        SG&A expenses, as a percentage of sales, were 42.5% and 43.7% in the second quarter and first six months of fiscal 1996, respectively, compared to 43.2% and 44.1% for the corresponding periods last year.

        SG&A expenses increased $1.3 million or 6% in the second quarter and $3.2 million or 8% in the first six months of fiscal 1996, compared to the corresponding periods last year. The increases were primarily attributable to sales and marketing expenses relating to higher sales volume and start-up costs associated with the U.S. market launch of VasoSeal.

        The weakening of the U.S. dollar compared to major European currencies increased SG&A expenses by approximately $300 thousand and $700 thousand in the second quarter and first six months of fiscal 1996, respectively, compared to the corresponding periods last year.

    Income from Settlement of Litigation

        In the second quarter of fiscal 1996 the Company settled all litigation brought by its wholly owned subsidiaries, InterVascular, Inc. and InterVascular, SA (France), against several former employees and certain other defendants. Income from the settlement of litigation, net of related expenses, was $10.7 million, or $7.9 million after tax, equivalent to $0.47 per share.

    Interest Income and Expense

        The higher interest income in the second quarter and first six months of fiscal 1996 compared to the same periods last year was attributable to an increase in the investment portfolio and an increase in interest rates.

    Other Income and Expense

        The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at December 31, 1995 totaled $700 thousand, all of which were in European currencies, with maturities that do not exceed 12 months.

    Liquidity and Capital Resources

        The Company maintained its strong financial position during the first six months of fiscal 1996. Working capital was $126.0 million at December 31, 1995, compared to $110.7 million at June 30, 1995.

        The current ratio at December 31, 1995 was 4.5:1 compared to 4.3:1 at June 30, 1995. Cash provided by operating activities was $16.8 million in the first six months of fiscal 1996 compared to $15.3 million in the corresponding period last year. In the first six months of fiscal 1996 cash provided by operating activities included litigation settlement income of $7.9 million, partially offset by an increase in inventory to support the higher sales level and an increase in accounts receivable attributable to extended terms given to certain customers in September 1995 and lower December collections. In the first six months of fiscal 1995 cash from operating activities was favorably impacted by significantly lower accounts receivable due to strong collections.

        In the first six months of fiscal 1996 cash was used to purchase $10.4 million of marketable securities and $5.7 million of plant and equipment which included sales demonstration units for new products.

        Management believes that the Company's financial resources are sufficient to meet its projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected the Company.

                        DATASCOPE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          DEC 31,         JUNE 30,
                                                           1995             1995
                                                          -------         -------
ASSETS                                                  (unaudited)          (a)
Current Assets:
  Cash and cash equivalents                                 4,404           3,096
  Marketable securities                                    63,600          53,165
  Accounts receivable, less allowance for doubtful
    accounts of $1,317 and $1,273                          47,063          45,590
  Inventories (Note 2)                                     40,933          36,499
  Prepaid expenses and other current assets                 6,095           5,880
                                                          -------         -------
      Total Current Assets                                162,095         144,230
Property, Plant and Equipment, net of accumulated
  depreciation of $35,307 and $32,681                      44,884          44,278
Marketable Securities, non-current                          9,328           9,354
Other Assets                                                9,789           9,001
                                                          -------         -------
                                                          226,096         206,863
                                                          =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                          7,577           7,644
  Accrued expenses                                         16,188          14,149
  Accrued compensation                                      7,554           9,384
  Taxes on income                                           4,728           2,309
                                                          -------         -------
      Total Current Liabilities                            36,047          33,486

Other Liabilities                                          10,588          10,058

Stockholders' Equity (Note 3)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares;
    Issued and outstanding, none                             --              --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,117,441 and 16,070,689 shares             161             161
  Additional paid-in capital                               42,477          41,837
  Retained earnings                                       137,160         121,347
  Cumulative translation adjustments                         (337)            (26)
                                                          -------         -------
                                                          179,461         163,319
                                                          -------         -------
                                                          226,096         206,863
                                                          =======         =======

                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                         SIX MONTHS ENDED             THREE MONTHS ENDED
                                                            DECEMBER 31,                 DECEMBER 31,
                                                      ----------------------        ----------------------
                                                        1995           1994           1995           1994
                                                      -------        -------        -------        -------
NET SALES                                              98,200         90,000         52,300         48,400
                                                      -------        -------        -------        -------
Costs and Expenses:
  Cost of sales                                        33,720         31,565         17,859         16,834
  Research and development
    expenses                                           11,450          9,116          5,839          4,665
  Selling, general and
    administrative expenses                            42,938         39,723         22,244         20,915
  Income from settlement of litigation (Note 4)       (10,691)          --          (10,691)          --
                                                      -------        -------        -------        -------
                                                       77,417         80,404         35,251         42,414
                                                      -------        -------        -------        -------
OPERATING EARNINGS                                     20,783          9,596         17,049          5,986

Other (Income) Expense:
  Interest income                                      (2,056)        (1,132)        (1,041)          (605)
  Interest expense                                         38              7             20              4
  Other, net                                              346             97            211             84
                                                      -------        -------        -------        -------
                                                       (1,672)        (1,028)          (810)          (517)
                                                      -------        -------        -------        -------
EARNINGS BEFORE TAXES ON INCOME                        22,455         10,624         17,859          6,503

Taxes on Income                                         6,642          3,506          5,148          2,146
                                                      -------        -------        -------        -------
Net Earnings                                           15,813          7,118         12,711          4,357
                                                      =======        =======        =======        =======

Earnings Per Share (Note 3)                              0.95           0.44           0.76           0.27
                                                      =======        =======        =======        =======
Weighted Average Number of Common
  and Common Equivalent Shares
  Outstanding (Note 3)                                 16,564         16,185         16,647         16,188
                                                      =======        =======        =======        =======


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                       ----------------------
                                                         1995           1994
                                                       -------        -------
OPERATING ACTIVITIES:
  Net cash provided by operating activities             16,811         15,255
                                                       -------        -------

INVESTING ACTIVITIES:
  Capital expenditures                                  (5,733)        (6,933)
  Purchases of short-term marketable securities        (67,498)       (41,081)
  Maturities of short-term marketable securities        57,089         41,481
  Purchases of long-term marketable securities            --           (8,110)
                                                       -------        -------
  Net cash used in investing activities                (16,142)       (14,643)
                                                       -------        -------
FINANCING ACTIVITIES:
  Net cash provided by financing activities                473             93
                                                       -------        -------
  Effect of exchange rates on cash                         166           (111)
                                                       -------        -------

Increase in cash and cash equivalents                    1,308            594
Cash and cash equivalents, beginning of period           3,096          2,082
                                                       -------        -------
Cash and cash equivalents, end of period                 4,404          2,676
                                                       =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Income taxes                                         4,221          3,085
                                                       -------        -------

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 1995 and the statements of consolidated earnings and cash flows for the three and six month periods ended December 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1995 annual report to shareholders. The results of operations for the period ended December 31, 1995 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                            (In thousands)

                                         DEC 31,      JUNE 30,
                                          1995          1995
                                         -------      -------
                    Materials            $16,636      $15,452
                    Work in Process        7,664        6,592
                    Finished Goods        16,633       14,455
                                         -------      -------
                                         $40,933      $36,499
                                         =======      =======

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the six months ended December 31, 1995 are as follows:

                                                                      (In thousands)
                    Net income                                            $15,813
                    Translation adjustments                                  (311)
                    Proceeds on the exercise of options to purchase
                        46,752 shares of common stock                         640
                                                                          -------
                    Total increase in stockholders' equity                $16,142
                                                                          =======

4.  INCOME FROM SETTLEMENT OF LITIGATION

In the second quarter of fiscal 1996 the Company settled all litigation brought by its wholly owned subsidiaries, InterVascular, Inc. and InterVascular, SA (France), against several former employees and certain other defendants. Income from the settlement of litigation, net of related expenses, was $10.7 million, or $7.9 million after tax, equivalent to $0.47 per share.

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

                                            DATASCOPE CORP.
                                            Registrant





                                            By: /s/ Lawrence Saper
                                                ----------------------------
                                                Lawrence Saper
                                                Chairman of the Board and
                                                Chief Executive Officer




                                            By: /s/ Murray Pitkowsky
                                                ----------------------------
                                                Murray Pitkowsky
                                                Senior Vice President and
                                                Secretary



Dated:   February 13, 1996

                                EXHIBIT INDEX
                                -------------



Exhibit No.                         Description
-----------                         -----------

  Ex-27                       Financial Data Schedule.