Form 10-Q
period 1996-03-31
DATASCOPE CORP
filed 1996-05-15
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                          Commission File Number 0-6516

                                 DATASCOPE CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                13-2529596
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

       14 Philips Parkway, Montvale, New Jersey  07645-9998
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100

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

                  YES ___X___       NO_______

Number of Shares of Company's Common Stock outstanding as of April 30, 1996:
16,131,242.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Results of Operations

    Net Sales

        The consolidated sales increase in the third quarter and first nine months of fiscal 1996 as compared to the corresponding periods last year, was favorably impacted by a $2 million sales reserve established in the third quarter of fiscal 1995 in connection with the domestic recall of the Point of View(R) (POV) monitor. Excluding the effect of last year's sales reserve, third quarter and first nine months fiscal 1996 consolidated sales increased 4% and 7%, respectively, which is a lower rate of growth than the first and second quarters of fiscal 1996.

        Excluding the effect of the sales reserve taken last year, third quarter sales of the Patient Monitoring division declined in both domestic and international markets. The sales decline was caused by increased competition and by delays in bringing new products to market. The Company has engaged outside technical resources to augment its internal staff and, consequently, will incur increased research and development expenses in the near term.

        The Cardiac Assist division made the principal contribution to increased sales during the third quarter and first nine months of fiscal 1996. Sales of the division's products continued to increase, although the rate of growth slowed compared to recent quarters because of increased competition which the Company expects will continue in the near-term. Competitive pressures had a particularly strong impact on the Company's revenues from shipment of pumps, which increasingly are being sold under terms that result in delayed recognition of revenue from the shipment. The Company believes it retained its market share despite the intensified efforts of its competitors in this market.

        InterVascular, Inc., the Company's wholly owned producer of Vascular grafts with sales primarily in the international market, continued its strong growth rate.

        The Company continued to be encouraged by the U.S. market reception of the VasoSeal(R) vascular hemostasis device during the third quarter, which was the first full quarter of commercial sale in the U.S. The VasoSeal U.S. field sales and training organization was expanded during the third quarter to take advantage of the market opportunity and the Company anticipates continued future expansion as well. VasoSeal is the first device, and currently the only device of its kind, approved by the Food and Drug Administration and sold in the U.S. The Company believes that its investment in expanding its sales force will strengthen its competitive advantage and ultimate market position in the vascular sealing device market in the United States.

        The weakening of the U.S. dollar compared to major European currencies favorably impacted sales by approximately $0.2 million and $1.3 million in the third quarter and first nine months of fiscal 1996, respectively, compared to the corresponding periods last year.

    Gross Profit (Net Sales Less Cost of Sales)

        The gross profit percentage improved to 65.1% and 65.5% for the third quarter and first nine months of fiscal 1996, respectively, compared to 64.5% and 64.8% for the corresponding periods last year because of a more favorable sales mix, partially offset by the unfavorable effect of lower average selling prices in the Patient Monitoring and Cardiac Assist divisions due to competitive pressure.

    Research and Development (R&D)

        R&D expenses, as a percentage of sales, amounted to 10.7% and 11.3% in the third quarter and first nine months of fiscal 1996, as compared to 10.0% and 10.1% for the third quarter and first nine months last year, respectively. Total R&D expenses increased 16% and 22% in the third quarter and first nine months of fiscal 1996, respectively, compared to the same periods last year as R&D activity in all businesses was higher.

    Selling, General & Administrative Expenses (SG&A)

        SG&A expenses, as a percentage of sales, were 41.9% and 43.1% in the third quarter and first nine months of fiscal 1996, respectively, compared to 42.7% and 43.6% for the corresponding periods last year.

        SG&A expenses increased $1.3 million or 6% in the third quarter and $4.5 million or 7% in the first nine months of fiscal 1996, compared to the corresponding periods last year. The increases were primarily attributable to sales and marketing expenses relating to higher sales volume and start-up costs associated with the VasoSeal market introduction including the buildup of the U.S. VasoSeal field sales and training organization.

        The weakening of the U.S. dollar compared to major European currencies increased SG&A expenses by approximately $120 thousand and $820 thousand in the third quarter and first nine months of fiscal 1996, respectively, compared to the corresponding periods last year.

    Income from Settlement of Litigation

        In the second quarter of fiscal 1996, the Company settled all litigation brought by its wholly owned subsidiaries, InterVascular, Inc. and InterVascular, SA (France), against several former employees and certain other defendants. Income from the settlement of litigation, net of related expenses, was $10.7 million, or $7.9 million after tax, equivalent to $0.47 per share.

    Interest Income and Expense

        The higher interest income in the third quarter and first nine months of fiscal 1996 compared to the same periods last year was attributable to an increase in the investment portfolio and an increase in interest rates.

    Other Income and Expense

        The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at March 31, 1996 totaled $120 thousand, all of which were in European currencies, with maturities that do not exceed 12 months.

    Net Earnings

        Excluding the special charge of $730,000 due to the effect of the $2 million POV monitor sales reserve in the third quarter last year and the $7.9 million income from the settlement of litigation in the second quarter of fiscal 1996, net earnings in the third quarter and first nine months of fiscal 1996 exceeded the same periods last year by 4% and 8%, respectively, which is a lower rate of earnings growth than recent periods. The Company believes that because of the competitive pressures in its core business it is possible that near-term quarterly earnings comparisons to the same prior year periods may be unfavorable. For the long-term the Company remains confident in the future of its core business and believes that new products already launched, under development or awaiting regulatory approvals, show good prospects for growing existing businesses and may enable expansion into new markets.

    Liquidity and Capital Resources

        The Company maintained its strong financial position during the first nine months of fiscal 1996. Working capital was $131.6 million at March 31, 1996, compared to $110.7 million at June 30, 1995.

        The current ratio at March 31, 1996 was 4.7:1 compared to 4.3:1 at June 30, 1995, with the increase attributable to cash and short-term investments due to profitable operations while current liabilities remained relatively unchanged. Cash provided by operating activities was $23.8 million in the first nine months of fiscal 1996 compared to $25.4 million in the corresponding period last year. In the first nine months of fiscal 1996, cash provided by operating activities included litigation settlement income of $7.9 million, partially offset by an increase in inventory. In the first nine months of fiscal 1995, cash from operating activities was favorably impacted by strong collections of accounts receivable.

        In the first nine months of fiscal 1996, cash was used to purchase $15.2 million of marketable securities and $9.1 million of plant and equipment which included sales demonstration units for new products.

        On May 3, 1996 the Company announced a stock repurchase program utilizing up to $20 million to buy back its common stock from time to time, subject to market conditions and other relevant factors affecting the Company. Management believes that the Company's financial resources are sufficient to meet its projected cash requirements including the expenditures expected under the stock repurchase program. The moderate rate of current U.S. inflation has not significantly affected the Company.

        This Management's discussion and analysis of results of operations and financial condition includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                           Mar 31,      June 30,
                                                            1996          1995
                                                         -----------   ---------
Assets                                                   (unaudited)      (a)
Current Assets:
  Cash and cash equivalents                                  3,431        3,096
  Marketable securities                                     68,471       53,165
  Accounts receivable, less allowance for doubtful
    accounts of $1,396 and $1,273                           46,688       45,590
  Inventories (Note 2)                                      42,416       36,499
  Prepaid expenses and other current assets                  6,614        5,880
                                                          --------     --------
      Total Current Assets                                 167,620      144,230
Property, Plant and Equipment, net of accumulated
  depreciation of $36,655 and $32,681                       45,015       44,278
Marketable Securities, non-current                           9,256        9,354
Other Assets                                                 9,355        9,001
                                                          --------     --------
                                                           231,246      206,863
                                                          ========     ========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                           8,019        7,644
  Accrued expenses                                          16,546       14,149
  Accrued compensation                                       8,716        9,384
  Taxes on income                                            2,703        2,309
                                                          --------     --------
      Total Current Liabilities                             35,984       33,486

Other Liabilities                                           10,707       10,058

Stockholders' Equity (Note 3)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares;
    Issued and outstanding, none                                --           --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,131,139 and 16,070,689 shares              161          161
  Additional paid-in capital                                42,517       41,837
  Retained earnings                                        142,597      121,347
  Cumulative translation adjustments                          (720)         (26)
                                                          --------     --------
                                                           184,555      163,319
                                                          --------     --------
                                                           231,246      206,863
                                                          ========     ========


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                           Nine Months Ended                 Three Months Ended
                                                                                March 31,                          March 31,
                                                                       --------------------------        --------------------------
                                                                          1996            1995              1996             1995
                                                                       ---------        ---------        ---------        ---------
Net Sales                                                              $ 152,800        $ 140,500        $  54,600        $  50,500
                                                                       ---------        ---------        ---------        ---------
Costs and Expenses:
  Cost of sales                                                           52,783           49,505           19,063           17,940
  Research and development
    expenses                                                              17,274           14,152            5,824            5,036
  Selling, general and
    administrative expenses                                               65,797           61,302           22,859           21,579
  Income from settlement of litigation (Note 4)                          (10,691)              --               --               --
                                                                       ---------        ---------        ---------        ---------
                                                                         125,163          124,959           47,746           44,555
                                                                       ---------        ---------        ---------        ---------

Operating Earnings                                                        27,637           15,541            6,854            5,945

Other (Income) Expense:
  Interest income                                                         (3,193)          (1,859)          (1,137)            (727)
  Interest expense                                                            44               18                6               11
  Other, net                                                                 508              209              162              112
                                                                       ---------        ---------        ---------        ---------
                                                                          (2,641)          (1,632)            (969)            (604)
                                                                       ---------        ---------        ---------        ---------

Earnings Before Taxes on Income                                           30,278           17,173            7,823            6,549

Taxes on Income                                                            9,028            5,536            2,386            2,030
                                                                       ---------        ---------        ---------        ---------

Net Earnings                                                           $  21,250        $  11,637        $   5,437        $   4,519
                                                                       =========        =========        =========        =========

Earnings Per Share (Note 3)                                            $    1.28        $    0.72        $    0.33        $    0.28
                                                                       =========        =========        =========        =========

Weighted Average Number of Common
  and Common Equivalent Shares
  Outstanding (Note 3)                                                    16,556           16,206           16,602           16,211
                                                                       =========        =========        =========        =========


                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1996         1995
                                                         ---------    ---------
Operating Activities:
     Net cash provided by operating activities           $  23,842    $  25,425
                                                         ---------    ---------

Investing Activities:
     Capital expenditures                                   (9,058)     (10,772)
     Purchases of short-term marketable securities        (106,097)     (57,077)
     Maturities of short-term marketable securities         90,889       52,055
     Purchases of long-term marketable securities               --       (9,509)
                                                         ---------    ---------
     Net cash used in investing activities                 (24,266)     (25,303)
                                                         ---------    ---------

Financing Activities:
     Net cash provided by financing activities                 512          168
                                                         ---------    ---------
     Effect of exchange rates on cash                          247         (391)
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents               335         (101)
Cash and cash equivalents, beginning of period               3,096        2,082
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $   3,431    $   1,981
                                                         =========    =========

Supplemental Cash Flow Information
     Cash paid during the period for:
       Income taxes                                      $   8,617    $   4,480
                                                         ---------    ---------


                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

The consolidated balance sheet as of March 31, 1996 and the statements of consolidated earnings and cash flows for the three and nine month periods ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1995 annual report to shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.   Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                                           (In thousands)
                                                     --------------------------
                                                     March 31,          June 30,
                                                       1996               1995
                                                     -------            -------
                Materials                            $18,455            $15,452
                Work in Process                        8,330              6,592
                Finished Goods                        15,631             14,455
                                                     -------            -------
                                                     $42,416            $36,499
                                                     =======            =======

3.   Stockholders' Equity

Changes in the components of stockholders' equity for the nine months ended March 31, 1996 are as follows:
                                                                  (In thousands)
                                                                  --------------
                Net income                                            $21,250
                Translation adjustments                                  (694)
                Proceeds on the exercise of options to purchase
                    60,450 shares of common stock                         680
                                                                      -------
                Total increase in stockholders' equity                $21,236
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

Part II:

     Item 1    Legal Proceedings

                    On March 4, 1996 the Company announced that Quinton Instrument Company and Sherwood Medical Company had filed a complaint in the United States District Court for the Eastern District of Virginia alleging that the VasoSeal(R) vascular hemostasis device infringes on certain patents owned by Quinton. The complaint seeks a permanent injunction as well as an unspecified amount of monetary damages. The Company believes that the allegations in the complaint are without merit and will vigorously defend the action.

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


                                            DATASCOPE CORP.
                                            Registrant




                                            By: /s/ Lawrence Saper
                                                -------------------------
                                                Lawrence Saper
                                                Chairman of the Board and
                                                Chief Executive Officer




                                            By: /s/ Murray Pitkowsky
                                                -------------------------
                                                Murray Pitkowsky
                                                Senior Vice President and
                                                Secretary




Dated: May 15, 1996

           EXHIBIT INDEX


Exhibit No.           Description
- - ----------            -----------

    27          Financial Data Schedule