Form 10-K405
period 1996-06-30
DATASCOPE CORP
filed 1996-09-30
CIK 27096

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                          OR

[  ]   TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM
       ------------------------------- TO
       -------------------------------
       COMMISSION FILE NUMBER 0-6516
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (201) 391-8100
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                              Yes   X           No
                                   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].
     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of August 30, 1996, is approximately $238,000,000.
     The number of shares outstanding of each of the registrant's classes of common stock, as of August 30, 1996, is as follows:

                    CLASS                                    NUMBER OF SHARES
- ---------------------------------------------  ---------------------------------------------
   Common Stock, par value $.01 per share                       16,135,128

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's proxy statement in connection with its 1996 annual meeting of shareholders (the "Proxy Statement") is incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     The Company's business is primarily conducted through its four operating divisions, Cardiac Assist, Patient Monitoring, Collagen Products and InterVascular. The Company's core businesses are cardiac assist systems (intra-aortic balloon pump, or "IABP", systems) and multi-function patient monitoring devices. The Company's Collagen Products Division manufactures and sells the VasoSeal(R) device and other hemostatic products utilized during surgery. The VasoSeal device, announced by the Company in April 1991, is the first device that can rapidly seal arterial punctures after procedures requiring femoral arterial catheterization, including coronary angiography and coronary angioplasty. On September 29, 1995, the Food and Drug Administration (the "FDA") approved the VasoSeal device for sale in the United States, making it the first device of its kind to be approved in the United States. See "-- Collagen Products". InterVascular manufactures and sells a proprietary line of knitted and woven dacron vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

     The following table sets forth the relative contribution of the Company's principal classes of products to total sales for the periods indicated:

                                                                   FISCAL YEAR ENDED JUNE
                                                                            30,
                                                                  ------------------------
                                                                  1996      1995      1994
                                                                  ----      ----      ----
    Cardiac Assist..............................................   51%       52%       47%
    Patient Monitoring..........................................   37%       38%       45%
    Vascular Grafts.............................................    8%        7%        6%
    Collagen Products...........................................    4%        3%        2%

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

     The Company manufactures a broad line of disposable intra-aortic balloon ("IAB") catheters for use with balloon pumps. The Company offers IAB catheters that permit sheathless insertion. Sheathless insertion results in a 30% reduction of the cross sectional indwelling area occupied by the catheter compared to insertion using a 10Fr. Sheath. This means less obstruction to blood flow and better peripheral circulation. The Company produces the only IAB catheter specifically designed and labeled for use without a sheath or hemostasis plug.

     In fiscal 1994, the Company began shipping the System 97 "Small Wonder"(TM), a new compact IABP designed for use either at bedside or in transport. The System 97 has the most advanced features and performance of any console balloon pump now being sold, including a built-in computer modem that provides telephone transmission of data for remote diagnosis. In addition, the System 97 has been designed in a compact form to utilize less floor space than competing systems. The Company believes that the market for small IABPs accounts for more than two-thirds of the total IABP market.

     The System 97 improves upon the Company's System 95 balloon pump, which was marketed by the Company in fiscal years 1993 and 1994. The Company continues to offer the System 95 in markets outside the United States. The Company also markets the System 90T, which is a lighter, transportable balloon pump.

     In August 1996, Datascope introduced its latest intra-aortic balloon pump, the System 96, at the conference of the European Society of Cardiology. The System 96 was designed to address the need for a simple, yet cost-effective pump in markets outside the United States. The System 96 incorporates many of the advanced features seen in earlier pumps and provides the performance and flexibility hospitals expect in a variety of clinical situations.

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

     The Company manufactures the PASSPORT(R) monitor, a portable, battery-powered, multi-parameter patient monitor that offers the features of a traditional bedside monitor, including measurement of ECG, blood pressure, temperature, respiration and pulse oximetry (SPO2), in a transportable unit that can move with the patient to different settings in the hospital. The Company also offers the PASSPORT EL monitor, with a large electroluminescent display panel providing a wide viewing angle.

     The Passport monitor was significantly enhanced in 1996. New five lead electrocardiogram (ECG) capability was added to the Passport for better detection of the onset of cardiac ischemia. Two new display options were added including large 10.4 inch monochrome and color screens for better viewing and acuity. A basic version of the Passport is also available containing only ECG, temperature, and pressure. The basic Passport is designed to allow customers to purchase the monitor at a lower price, and upgrade as their needs warrant. In addition, a remote color display (RCD) option was added to the Passport, which permits the remote viewing of patient information in operating rooms and other environments.

     In addition, the Company offers the VISATM central station monitor which can be connected with up to eight Passport monitors. The VISA central station can communicate using hard wire, or a mix of ambulatory and telemetry communication, simultaneously. In ambulatory communication, information is transmitted by a miniature monitor worn by the patient; in telemetry communication, information is transmitted from the Passport monitor attached to the patient. These various communications options allow the patient to receive continuous care in the appropriate facility location (bedside or other location, for example, the X-ray suite). In addition, during 1995 a clinical or hospital information interface capability was added to the VISA, providing the user with the capability of communicating patient demographic and clinical information from the VISA to their clinical or hospital information system.

     In the fiscal year ended June 30, 1994, the Company introduced the Point-of-ViewTM (POV) critical care patient monitoring system. In October 1994, the Company placed a U.S. shipment hold on the POV after an audit conducted by the Company disclosed a regulatory issue concerning data submitted to the FDA. In April 1995 the Company commenced a voluntary recall of the product. In June 1995, international shipments of the POV were resumed after issues related to the product's performance were resolved. While POV monitors continue to be sold in international markets, it is unlikely that the product will be reintroduced in the U.S. market because of the time and cost required to make the POV competitive. Consequently, total sales of the POV are expected to be substantially less than originally planned and the Company recorded a write-off of $9.6 million, or $5.6 million after-tax, in the fourth quarter of fiscal 1996 for excess and obsolete inventory and other costs related to the POV monitor.

     In fiscal 1996, the Company began selling the new Accutorr(R) Plus non-invasive blood pressure monitor in international markets. The Accutorr Plus measures non-invasive blood pressure and temperature. The Accutorr Plus is the first NIBP monitor with an integrated patient database that provides automatic record keeping on up to 100 measures. The Accutorr Plus is expected to be introduced in the U.S. after the requisite 510(k) clearance is obtained.

     All of the monitoring product lines offered by the Company include versions which can monitor blood oxygen saturation. This feature uses the proprietary FLEXISENSOR(R) sensor and SENSOR GUARD(R) sensor, which offer a low cost disposable sensor system for pulse oximetry.

     Collagen Products. The Company's Collagen Products Division manufactures and sells two principal product lines, the VasoSeal device which can rapidly seal femoral arterial punctures after catheterization procedures, including coronary angioplasty and coronary angiography, and other hemostatic products which are utilized during surgery. In 1996 physicians will perform approximately 2,125,000 coronary angiography and 500,000 coronary angioplasty procedures in the United States, according to industry estimates. These procedures are key tools in the battle against heart disease. Based on currently approved indications for use, these procedures represent the potential market for VasoSeal in the United States and are growing at an estimated 6% and 12% annual rate for coronary angiography and coronary angioplasty, respectively.

     On September 29, 1995, the VasoSeal device was approved for sale by the FDA, making it the first device of its kind to be approved in the United States. The Company believes that VasoSeal devices will create an entirely new market for improved management of arterial puncture wounds made for catheterization procedures.

     The initial FDA approval for the VasoSeal device covered the claims of reduced time to hemostasis and immediate removal of the sheath used during certain coronary procedures, which is now left in place for around 4 hours. In August 1996, the FDA approved revised VasoSeal labeling that includes the claim that patients can be ambulated significantly earlier when using the VasoSeal device than under conventional clinical practice using manual or mechanical compression. As an example, in the clinical study submitted to support the new labeling, where the VasoSeal device was used 80% of angiography patients were able to ambulate within 1 hour following removal of the catheter sheath compared with 4 to 6 hours under standard clinical practice.

     Early ambulation made possible by VasoSeal should result, the Company believes, in significant potential cost savings for hospitals because hospitalization time may be reduced, patients may be moved earlier to care settings that cost less, human and material resources are reduced and patient throughput is increased. At present, upon removal of the catheterization sheath, the patient typically requires prolonged manual compression at the arterial puncture site followed by the application of a pressure dressing, sand bag or other device. In addition, the patient is required to remain in bed for several hours or even overnight. Clinical studies have shown that the VasoSeal device can cause rapid sealing at the arterial puncture site, eliminating the need for prolonged compression and allowing the patient to get out of bed more quickly. The ability to claim early ambulation and its potential to lower cost and increase revenue should accelerate the VasoSeal device's penetration of the vascular sealing market in the United States.

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

     InterVascular. The Company's InterVascular subsidiary manufactures and distributes a proprietary line of knitted and woven dacron vascular grafts and patches for reconstructive vascular and cardiovascular surgery. InterGardTM is InterVascular's collagen coated graft, currently sold only in international markets. InterVascular does not yet have approval to sell the InterGard product in Japan or the United States. The Company is continuing its efforts to obtain regulatory approval of the InterGard in each of these important markets. InterVascular markets its FDA approved uncoated grafts, including the ULP, in the U.S. and Japan. The ULP is the first graft of its kind to be approved with the claim that preclotting is not necessary. In Europe, InterVascular also produces a small caliber, collagen coated graft, InterGardTM Ultra Thin, specifically for the peripheral market, which together with the rest of the InterGard coated products is gaining acceptance as an effective alternative to the market leader, PTFE (Teflon(R)), in this clinical application.

     In May 1993, the Company submitted a Pre-Market Approval ("PMA") application to the FDA to market HEMAGUARD collagen-coated grafts, now known as InterGard. The PMA was accepted for filing in August 1993, at which time the FDA also asked for additional information regarding the PMA. The Company submitted an amended PMA which included responses to the FDA's questions in February 1995. Review of the PMA has been suspended pursuant to the Application Integrity Policy. See "Business -- Regulation."

RESEARCH AND DEVELOPMENT

     For the three years ended June 30, 1996, 1995 and 1994 the Company spent approximately $24,275,000, $19,400,000 and $18,765,000, respectively, on research and development relating to the development of new products and the improvement of existing products. The increase in research and development expenditures reflects the Company's continuing efforts to develop new products such as the VasoSeal device and to expand existing product lines. The Company has established relationships with several teaching hospitals for the purpose of clinically evaluating new products, and also has consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

MARKETS AND SALES

     The Company's products are sold throughout the world through its own sales force and through independent distributors. The Company's worldwide sales organization employs over 300 people consisting of sales representatives, sales managers, clinical education specialists and sales support personnel. The Company's worldwide clinical education staff, most of whom are critical care nurses, conducts seminars and provides in-service training to nurses and physicians on a continuing basis. The Company provides support services, including warranty service, invoicing and inventory support, to its worldwide sales organization.

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

     The Company provides service and maintenance to purchasers of its products under warranty, and thereafter on a contract basis. The Company employs service representatives in the United States and Europe and maintains service facilities in the United States, the Netherlands, France, Germany and the United Kingdom. Service revenues accounted for approximately 7% of the Company's revenues in fiscal 1996. The Company conducts regional service seminars throughout the United States for its customers and their biomedical engineers and service technicians.

     During the three fiscal years ended June 30, 1996, 1995 and 1994, foreign sales represented approximately 36%, 34% and 31%, respectively, of the Company's total sales. The Company is continuing to actively expand its international presence. The Company has subsidiaries in the United Kingdom, France, Germany and the Netherlands, and InterVascular has subsidiaries in France, Italy and Germany. Because a portion of the Company's foreign sales are made in foreign currencies, the Company bears the risk of adverse changes in exchange rates for such sales. Reference is made to Notes 2 and 8 to the Financial Statements for additional information with respect to the Company's foreign operations. The Company's sales are broadly based and no customer accounts for more than 10% of its total sales.

COMPETITION

     The Company believes that the choice among competing products is generally made on the basis of product performance, features, price and service. In general, price has become an important factor in hospital purchasing patterns as a result of cost containment pressures on the health care industry, including Federal and State regulations limiting reimbursement for services provided to Medicare and Medicaid patients. Many companies, some of which are substantially larger than the Company, are engaged in manufacturing competing products. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of the impact of competition on the Company's sales in the last fiscal year.

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

PATENTS

     The Company holds a number of United States and foreign patents. In addition, various patent applications have been filed and are pending. The Company does not believe the expiration or invalidity of any of its patents would have a material adverse effect on its business as currently conducted. See "Legal Proceedings."

EMPLOYEES

     The Company currently employs approximately 1,200 persons. The Company believes its relationship with its employees is satisfactory.

REGULATION

     The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. The Medical Device Amendment of 1976 and the Safe Medical Device Act of 1990, amendments to the Federal Food, Drug and Cosmetics Act of 1938 (the "Act"), require manufacturers of medical devices to comply with certain controls that regulate the composition, labeling, testing, manufacturing and distribution of medical devices. FDA regulations known as "Good Manufacturing Practices for Medical Devices" provide standards for medical device manufacturers with respect to manufacturing processes, facilities and recordkeeping. Facilities used by the Company to manufacture or assemble the Company's products are subject to routine FDA inspections. The FDA may also conduct investigations and evaluations of the Company's products at its own initiative or in response to customer complaints or reports of malfunctions. The FDA also has the authority to require manufacturers to recall or correct marketed products which it believes do not comply with the requirements of the Act.

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

     In the normal course of business, the Company conducts regulatory audits of its operations. In December 1993 the Company informed the FDA that in the course of a regulatory audit conducted by the Company, certain irregularities were found in the HEMAGUARD PMA. Following that disclosure, the FDA inspected certain clinical facilities which were involved in developing the data used in the HEMAGUARD PMA and, in connection therewith, issued warning letters to two of those facilities. See "Business -- InterVascular."

     In October 1994, the Company put a U.S. shipment hold on the Point of View monitor after an internal audit disclosed a regulatory issue concerning data submitted to the FDA and, in the fourth quarter of fiscal 1995, the Company commenced a voluntary recall of the Point of View monitor. The Company met with the FDA to discuss the issues and to present additional relevant data.

     In April 1995, the FDA determined to apply the provisions of the Application Integrity Policy ("AIP") to products manufactured by the Company's Patient Monitoring Division and InterVascular, Inc. The AIP generally provides that substantive review of marketing applications are suspended pending an assessment by the FDA of the validity of the data contained in such applications. While the Company believes that the independent auditing process previously initiated by it will facilitate the assessment by the FDA of the validity of data, the AIP will likely result in longer time frames for product approvals for the affected business units. Since April 1995, the Company has devoted a great deal of its resources to regulatory issues and audits and believes it has made substantial progress with respect to the AIP. Lifting of the AIP, which the Company hopes will occur soon, would remove a key constraint to the introduction of new products and consequent sales growth in the United States for both the Patient Monitoring Division and InterVascular.

     In April 1995, the FDA also requested verification by an independent auditor of certain data relating to the PMA for the VasoSeal device, which has been provided.

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

                                                                               OWNERSHIP OR
                                          GENERAL CHARACTER                     EXPIRATION
          LOCATION                       AND USE OF PROPERTY                   DATE OF LEASE
- ----------------------------  -----------------------------------------  -------------------------
Montvale, New Jersey          38,000 sq. feet, used as the Company's     Owned
                              corporate headquarters and as offices for
                              the Collagen Products Division
Paramus, New Jersey           35,600 sq. feet, used for offices by the   December 31, 1998
                              Patient Monitoring Division and for the    with option to renew
                              corporate service facility
Paramus, New Jersey           72,700 sq. feet, used for research and     December 31, 1998
                              development and the manufacture of         with option to renew
                              instrumentation systems
Fairfield, New Jersey         75,000 sq. feet, used for offices by the   Owned
                              Cardiac Assist Division and in the
                              manufacture of disposable products
Clearwater, Florida           25,000 sq. feet, used by InterVascular     Leased until October 31,
                              for offices and in the manufacture of      2000 with an option to
                              vascular grafts                            purchase
La Ciotat, France             18,000 sq. feet, used by InterVascular     Owned
                              for the production of vascular grafts
Vaals, The Netherlands        17,500 sq. feet, used in the manufacture   Owned
                              of, and for research and development
                              relating to, collagen products
Hoevelaken, The Netherlands   12,700 sq. feet, used for sales and        Owned
                              service offices

     The Company also leases space for offices in various locations in the United States and for its offices in England, France and Germany. The Company believes that its facilities and the equipment located therein are in good working condition and are adequate for its needs.

ITEM 3. LEGAL PROCEEDINGS.

     On December 22, 1981, the Company instituted patent infringement litigation relating to an intra-aortic balloon catheter against SMEC, Inc. ("SMEC") in the United States District Court for the District of New Jersey (the "Court"). SMEC raised defenses of patent invalidity and non-infringement and filed an amended counterclaim against the Company, asserting causes of action grounded in unfair competition under the common law, unfair competition within the meaning of 15 U.S.C. sec.1125(a) and antitrust violations under the Robinson-Patman Act. SMEC sought damages in excess of $1,000,000 for each such claim and, while the pleading is not clear, it is arguable that treble damages were being sought under all three causes of action in the amended counterclaim.

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

     The plaintiffs alleged, in substance, that Datascope and Lawrence Saper made material misrepresentations and omissions concerning VasoSeal's safety, efficacy, potential profitability and likelihood of FDA approval, in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs also alleged securities laws violations relating to alleged insider trading by Mr. Saper. The plaintiffs sought unspecified damages plus interest and costs and expenses incurred in the litigation, including reasonable attorneys' fees and experts' fees and other costs and disbursements. The Company and Mr. Saper moved to dismiss the Second Consolidated Complaint on October 11, 1994. The motion was granted in part, and denied in part on April 10, 1995. On January 22, 1996, the Court granted plaintiffs' motion for certifying a class consisting of all purchasers of Datascope common stock during the period from November 6, 1991 through and including September 1, 1993. In September 1996, the parties reached an oral settlement in principle. The proposed settlement, which is subject to court approval and final documentation, would cost the Company approximately $5.6 million, including certain legal expenses, $3.3 million after tax or $0.20 per share. There can be no assurance that this settlement will be effectuated.

     On March 4, 1996, the Company announced that Quinton Instrument Company and Sherwood Medical Company had filed a complaint in the United States District Court for the Eastern District of Virginia alleging that the VasoSeal device infringes on certain patents owned by Quinton. The complaint seeks a permanent injunction as well as an unspecified amount of monetary damages. The Company believes that the allegations are without merit and intends to vigorously defend the lawsuit.

     The Company is subject, in the ordinary course of its business, to product liability litigation. The Company believes it has meritorious defenses in all material pending lawsuits and that it maintains adequate insurance against any potential liability. The Company receives comments and recommendations with respect to its products from the staff of the FDA and from other agencies on an on-going basis. The Company may or may not agree with such comments and recommendations; however, the Company is not a party to any formal regulatory administrative proceedings. See "Business -- Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Security Holders in the fourth quarter of fiscal 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth the names, ages and positions and offices with the Company held by the Company's present officers:

          NAME             AGE               POSITIONS AND OFFICES PRESENTLY HELD
- -------------------------  ----    ---------------------------------------------------------
Lawrence Saper...........    68    Chairman of the Board and President
Ernst Janzen.............    60    Senior Vice President
Murray Pitkowsky.........    65    Senior Vice President and Secretary
Barry Cheskin............    36    Vice President; President, Collagen Products Division
Timothy J. Haines........    39    Vice President; President, Patient Monitoring Division
Richard Monastersky......    41    Vice President, Human Resources
Stanton Rowe.............    45    Vice President, Business Development; Acting President,
                                   Cardiac Assist Division
Russell D. Van Zandt.....    55    Vice President; President, InterVascular, Inc.
Stephen E. Wasserman.....    50    Vice President, Chief Financial Officer, and Treasurer
S. Arieh Zak, Esq. ......    35    Vice President, Regulatory Affairs and Corporate Counsel

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter and is listed on the NASDAQ National Market System. (NASDAQ symbol: DSCP). The following table sets forth, for each quarter period during the last two fiscal years, the high and low sale prices as reported by NASDAQ.

                                  FISCAL YEAR                            HIGH     LOW
        ---------------------------------------------------------------  ----     ---
        1995
          First Quarter................................................  16 1/4   14
          Second Quarter...............................................  19 3/4   14 1/2
          Third Quarter................................................  23       16 1/2
          Fourth Quarter...............................................  21 1/8   15 1/2
        1996
          First Quarter................................................  21 1/2   15 3/4
          Second Quarter...............................................  27 1/4   19 1/2
          Third Quarter................................................  25 1/2   20 1/2
          Fourth Quarter...............................................  24       17

     As of August 30, 1996, there were approximately 987 holders of record of the Company's common stock.

     The Company has never paid any cash dividends to its shareholders and presently intends to continue its policy of retaining its earnings for facility expansion, acquisitions and working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial information for the fiscal years 1992 through 1996 has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche, LLP, independent certified public accountants, whose report for fiscal years 1994 through 1996 is included elsewhere herein. All such information is qualified by reference to the financial statements included elsewhere herein.

                         SELECTED FINANCIAL INFORMATION

EARNINGS STATEMENT DATA:

                                                          YEAR ENDED JUNE 30,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales...........................  $211,300     $195,700     $182,800     $166,000     $156,500
                                      --------     --------     --------     --------     --------
Cost of sales.......................    75,000       69,506       64,953       59,023       57,239
Cost of sales, Point of View
  charge............................     9,600           --           --           --           --
Research and development............    24,275       19,400       18,765       16,704       14,176
Selling, general and
  administrative....................    89,708       84,249       78,208       72,205       68,946
Settlements of litigation...........   (10,691)          --           --           --        2,842
(Gain on sale of assets) suspension
  of operations of Angioplasty
  Division..........................        --           --           --       (3,152)       3,992
                                      --------     --------     --------     --------     --------
                                       187,892      173,155      161,926      144,780      147,195
                                      --------     --------     --------     --------     --------
Operating earnings..................    23,408       22,545       20,874       21,220        9,305
Other (income) expense:
  Interest income...................    (4,226)      (2,855)      (1,608)      (1,376)      (1,668)
  Interest expense..................        50           55           24           19          184
  Other, net........................       743          366          353          500          168
                                      --------     --------     --------     --------     --------
                                        (3,433)      (2,434)      (1,231)        (857)      (1,316)
                                      --------     --------     --------     --------     --------
Earnings before taxes on income.....    26,841       24,979       22,105       22,077       10,621
Taxes on income.....................     6,424        7,640        6,437        6,337        2,936
                                      --------     --------     --------     --------     --------
Net earnings........................  $ 20,417     $ 17,339     $ 15,668     $ 15,740     $  7,685
                                      ========     ========     ========     ========     ========
Earnings per share:
          Primary and fully
            diluted.................  $   1.24     $   1.07     $   0.97     $   0.97     $   0.47

BALANCE SHEET DATA:

                                                                JUNE 30,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                             (IN THOUSANDS)
Total assets........................  $234,464     $206,863     $185,421     $158,001     $141,479
Long-term debt......................        --           --           --           --           --
Working capital.....................   121,359      110,744      102,943       96,475       82,835
Stockholders' equity................   181,680      163,319      144,062      127,777      109,777
Cash dividends......................        --           --           --           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                        DATASCOPE CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Net earnings for fiscal 1996 amounted to $20.4 million or $1.24 per share, compared to $17.3 million or $1.07 per share in fiscal 1995. Fiscal 1994 net earnings were $15.7 million or $0.97 per share. Included in fiscal 1996 were two special items as follows:

     (1) Income of $10.7 million or $7.9 million after-tax, equivalent to $0.47 per share, in the second quarter from the settlement of litigation brought by Datascope's wholly owned subsidiaries, InterVascular, Inc. and InterVascular, SA (France), against several former employees and certain other defendants.

     (2) A write-off of $9.6 million or $5.6 million after-tax, equivalent to $0.34 per share, in the fourth quarter for excess and obsolete inventory and other costs related to the Point of View(TM) (POV) monitor. While sales of the POV continue in international markets, total sales of this product are expected to be substantially less than originally planned due to a continuation of the suspension of POV sales in the United States that was initiated in October 1994.

     Excluding the two special items, net earnings for fiscal 1996 were $18.1 million compared to $17.3 million last year, equivalent to $1.10 per share versus $1.07 per share, respectively.

COMPARISON OF RESULTS -- FISCAL 1996 VS. FISCAL 1995

     In 1996, net sales were $211.3 million, an increase of 8% compared to sales of $195.7 million in 1995.

     The following table shows the comparison of sales by product line over the past three fiscal years.

                                                                  SALES BY PRODUCT LINE
                                                                  (DOLLARS IN MILLIONS)
                                                                   YEAR ENDED JUNE 30,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
    Cardiac Assist...........................................  $107.8     $101.2     $ 86.8
      % change from prior year...............................       7%        17%        11%
      % of total sales.......................................      51%        52%        47%
    Patient Monitoring.......................................  $ 77.6     $ 74.8     $ 81.6
      % change from prior year...............................       4%        (8)%       12%
      % of total sales.......................................      37%        38%        45%
    Vascular Grafts..........................................  $ 17.8     $ 14.7     $ 10.7
      % change from prior year...............................      21%        37%       (10)%
      % of total sales.......................................       8%         7%         6%
    Collagen Products........................................  $  8.1     $  5.0     $  3.7
      % change from prior year...............................      62%        38%        17%
      % of total sales.......................................       4%         3%         2%
    Total Sales..............................................  $211.3     $195.7     $182.8
      % change from prior year...............................       8%         7%        10%

     Cardiac Assist product sales increased in fiscal 1996 due to higher worldwide unit shipments of intra-aortic balloons. The rate of sales growth of intra-aortic balloons slowed during fiscal 1996, reflecting the general pressure on physicians and hospital managers to reduce cost, increasing competitive pressure primarily in the form of free intra-aortic balloons for evaluation offered by competitors and somewhat lower prices. Sales of balloon pumps were flat in fiscal 1996 compared to fiscal 1995, as a result of the increased competition and constraints on medical costs causing price reductions, increased sales of lower priced reconditioned pumps and increased shipments of balloon pumps under terms that result in future revenues. The Company will continue to compete aggressively in fiscal 1997 to maintain market share in the Cardiac Assist business, aided by a planned expansion of field coverage and new product introductions.

     Patient Monitoring product sales reflected a 4% increase in fiscal 1996. However, despite strong international sales growth, excluding the negative effect of the U.S. POV monitor recall in fiscal 1995, patient monitoring sales declined 1% in fiscal 1996 primarily because of the lack of new products.

     The Company devoted significant resources to regulatory issues and independent regulatory audits during fiscal 1996 and has made substantial progress with respect to the Application Integrity Policy (AIP) that was imposed by the Food and Drug Administration (FDA) in April 1995. Lifting of the AIP, which the Company hopes will occur soon, would remove a key constraint to the introduction of new products and consequent sales growth in the U.S. for both the Patient Monitoring Division and InterVascular, Inc.

     As noted earlier, POV monitors continue to be sold in international markets. However, it is unlikely that the product will be reintroduced in the U.S. market because of the time and cost required to make the POV competitive. Consequently, total sales of the POV are expected to be substantially less than originally planned and the Company recorded a write-off of $9.6 million, or $5.6 million after-tax, in the fourth quarter for excess and obsolete inventory and other costs related to the POV monitor.

     Sales of vascular grafts increased in fiscal 1996 due to international sales growth of InterVascular's collagen coated vascular graft, InterGard(TM). InterVascular's sales growth was noteworthy because it does not yet have approval to sell the InterGard in Japan or the U.S. The Company is continuing its efforts to obtain regulatory approval for the InterGard in these important markets.

     The growth in Collagen Product sales in fiscal 1996 was attributable to sales of the VasoSeal vascular hemostasis device in the U.S. Sales of the VasoSeal in the U.S. in the fourth quarter reached an annualized sales rate in excess of $8 million. Fourth quarter sales of VasoSeal, introduced last November, represents the second full quarter of sales in the U.S. The Company is pleased with VasoSeal's clinical performance and with the U.S. market penetration achieved thus far by the VasoSeal direct marketing organization. The Company is continuing to expand this organization to meet expected demand. VasoSeal is currently the only device of its kind approved for commercial sale in the U.S. by the FDA.

     In August 1996, the Company received FDA approval for revised VasoSeal labeling that includes the claim that patients who receive VasoSeal can be ambulated significantly earlier than under conventional clinical practice using manual or mechanical compression. The Company believes early ambulation made possible by VasoSeal should result in significant cost savings for hospitals because hospitalization time is reduced, patients may be moved earlier to care settings that cost less, human and material resources are reduced and patient throughput is increased. The ability to claim early ambulation and its potential to lower cost and increase revenue should accelerate VasoSeal's penetration of the vascular sealing market in the U.S.

     The foreign exchange rate effect of the weaker U.S. dollar compared to major European currencies increased total sales by approximately $0.7 million in fiscal 1996 compared to fiscal 1995.

     Cost of Sales (excluding the impact of the POV charge) was 35.5% of sales in fiscal 1996 and fiscal 1995. In fiscal 1996 a more favorable sales mix resulting from greater sales of higher margin disposable products was offset by the effect of lower average selling prices for cardiac assist and patient monitoring products. Including the POV charge in fiscal 1996, cost of sales was 40.0%.

     Research and development (R&D) expenses increased 25%, attributable to increased activity to accelerate the introduction of new products. Cardiac Assist research and development expense increased primarily due to the development of the System 96 intra-aortic balloon pump for the international market and new balloon catheter developments. Higher R&D in the Patient Monitoring division was primarily attributable to development expenses for enhanced versions of the Accutorr and Passport monitors and expenditures for outside technical resources to augment the internal R&D staff. InterVascular R&D expenses increased primarily as a result of expenditures for French International Organization for Standardization validation, increased staffing and expenses in the U.S. for Good Manufacturing Practices validation.

     Selling, general and administrative expenses increased 7%, primarily due to start-up costs associated with the VasoSeal market introduction, including the buildup of the U.S. VasoSeal field sales and training organization, and higher international sales and marketing expenses in the Cardiac Assist Division and InterVascular, Inc.

     The weakening of the U.S. dollar compared to major European currencies increased SG&A expenses by approximately $550 thousand in fiscal 1996 compared to fiscal 1995.

     The higher interest income in fiscal 1996 compared to fiscal 1995 was attributable to an increase in the investment portfolio, as cash was generated from operations, and an increase in interest rates.

     The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at June 30, 1996 totaled $419 thousand, all of which were in European currencies, with maturities that do not exceed 12 months.

     The consolidated effective tax rate for fiscal 1996 was 23.9% compared to 30.6% for fiscal 1995. The lower tax rate in fiscal 1996 was primarily attributable to the favorable tax effect of higher operating earnings in an international tax exempt industrial zone, including income from settlement of litigation.

     Excluding the special charge of $5.6 million applicable to the POV write-off and the $7.9 million income from the settlement of litigation, net earnings in fiscal 1996 exceeded fiscal 1995 by 5%, which is a lower rate of earnings growth than in recent years. Results of operations for fiscal 1996 reflect the impact of competitive pressures in the Company's core business, Patient Monitoring and Cardiac Assist, and increased research and development expenses in all businesses to accelerate the introduction of new products. The Company believes that because of the competitive pressures in its core business it is likely that near-term quarterly earnings comparisons to the same prior year periods may be unfavorable. For the long-term the Company remains confident in the future of its core business and believes that new products already launched, under development or awaiting regulatory approvals, show good prospects for growing existing business and may enable expansion into new markets.

     In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 "Accounting for Stock-Based Compensation." This statement will apply to fiscal 1997 and the Company will elect to disclose the required information in the footnotes to the consolidated financial statements. In addition, FASB issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1995. The Company does not believe that the adoption of this statement in fiscal 1997 will have a material impact on the financial position or results of operations of the Company.

COMPARISON OF RESULTS -- FISCAL 1995 VS. FISCAL 1994

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

     Sales of the Patient Monitoring Division were adversely impacted in fiscal 1995 by events related to the POV monitor, including a voluntary hold on U.S. shipments in October 1994 and subsequently a voluntary U.S. recall of the POV monitor in April 1995. Aside from causing a sharp decrease in sales of this product compared to the previous year, these actions also created a significant diversion of selling effort and likely adversely affected sales of other monitors.

     Sales of other products increased in fiscal 1995 due to strong international sales growth of vascular grafts, produced by Datascope's wholly-owned subsidiary, InterVascular and Collagen Products due to international shipments of VasoSeal devices and improved sales of surgical hemostats to distributors in Japan and the U.S.

     The foreign exchange rate effect of the weaker U.S. dollar compared to major European currencies increased total sales by approximately $3.3 million in fiscal 1995 compared to fiscal 1994.

     Cost of Sales was 35.5% of sales in fiscal 1995 and in fiscal 1994.

     Research and development expenses increased 3% primarily attributable to development expenses for collagen products and vascular grafts, partially offset by lower expenditures for both Patient Monitoring and Cardiac Assist products, which were higher in the prior year due to the introduction of the POV monitor and the System 97 intra-aortic balloon pump in 1994.

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

     Other expense in fiscal 1995 approximated fiscal 1994. Foreign exchange forward contracts outstanding at June 30, 1995 totaled $1.8 million, all of which were denominated in European currencies, with maturities that do not exceed 12 months.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position strengthened further in fiscal 1996. Working capital at June 30, 1996 was $121.4 million or $10.6 million higher than at June 30, 1995. At June 30, 1996 the current ratio was 3.9:1 compared to 4.3:1 last year, with the decrease primarily attributable to lower inventory due to the POV write-off and a reduction in short-term investments attributable to the purchase of a $5 million 5-year Treasury note.

     In May 1996 the Company announced a stock repurchase program of up to $20 million to buy shares of its common stock from time to time subject to market conditions and other relevant factors affecting the Company.

     Cash provided by operations was $25.0 million in fiscal 1996. Cash was used to purchase $5.0 million of property, plant and equipment and to purchase $1.7 million of Company stock under the stock repurchase program, with the balance invested in short- and long-term investments.

     Cash provided by operations was $26.4 million in fiscal 1995, aided by a decrease in accounts receivable resulting from strong collections. Cash was used to purchase $6.2 million of property, plant and equipment, with the balance invested in short- and long-term investments.

     Cash provided by operations was $8.7 million in fiscal 1994. The amount of cash provided by operations was reduced by the increase in accounts receivable resulting from higher sales and a slower rate of collections attributable to leases and higher international sales which generally have longer payment terms. Cash was used to purchase $8.5 million of property, plant and equipment, including $5.6 million for the Fairfield, New Jersey Cardiac Assist headquarters building.

     Management believes that the Company's financial resources are sufficient to meet its projected cash requirements.

     The moderate rate of U.S. inflation during the past three fiscal years has not significantly affected the Company.

     This Management's Discussion includes forward-looking statements that are subject to uncertainty because of the possibility, among others, that market conditions such as competitive factors may change. Additional detailed information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

SUBSEQUENT EVENT

     In September 1996, the Company reached an oral agreement in principle to settle certain shareholder litigation previously filed against the Company. The proposed settlement, which is subject to court approval and final documentation, would cost the Company approximately $5.6 million, including certain legal expenses, $3.3 million after tax or $0.20 per share. There can be no assurance that this settlement will be effectuated.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     Except for the information included in Item 4a of this report, the information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 1996 Proxy Statement which contain such information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                                 PAGE
                                                                              ----------
    Report of Independent Auditors..........................................         F-1
    Consolidated balance sheets -- June 30, 1996 and 1995...................         F-2
    Statements of consolidated earnings -- Years ended June 30, 1996,
      1995 and 1994.........................................................         F-3
    Statements of consolidated stockholders' equity -- Years ended June 30,
      1996, 1995 and 1994...................................................         F-4
    Statements of consolidated cash flows -- Years ended June 30, 1996, 1995
      and 1994..............................................................         F-5
    Notes to consolidated financial statements..............................  F-6 - F-18

2. FINANCIAL STATEMENT SCHEDULES

    II -- Valuation and Qualifying Accounts.................................         S-1

     All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or notes thereto.

3. EXHIBITS

    2.   -- Agreement and Plan of Merger, dated as of October 25, 1989, by and between the registrant and Datascope New York (incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form 8-B, filed with the Commission on
            January 4, 1990 (the "Form 8-B")).
   3.1   -- Restated Certificate of Incorporation as filed with the Secretary of State of the
            State of Delaware on October 30, 1989 (incorporated by reference as Exhibit 3.1 to the Form 8-B).
   3.2   -- By-Laws, as currently in effect (incorporated by reference to Exhibit 3.2 to Annual
            Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-K")).
   4.1   -- Specimen of certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 8-B).
   4.2   -- Form of Certificate of Designations of the Registrant's Series A Preferred Stock
            (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement
            on Form 8-A, filed with the Commission on May 31, 1991 (the "May 31, 1991 Form
            8-A")).
   4.3   -- Form of Rights Agreement, dated as of May 22, 1991, between the Company and
            Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit
            2.1 to the May 31, 1991 Form 8-A).
  10.1   -- 1978 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to
            Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989
            10-K")).
  10.2   -- 1981 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2.1 to the Form 8-B).
  10.3   -- Stock Redemption Agreement, dated February 26, 1991, between Lawrence Saper and the registrant (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (the "1991 10-K")).
  10.4   -- Stock Option Agreements, dated November 30, 1982, between David Altschiller,
            William Asmundson, Alan Patricof and Norman Schneider, respectively, and the registrant (incorporated by reference to Exhibit 10.5 to the 1989 10-K).
  10.5   -- Stock Option Agreement, dated December 7, 1988 between Joseph Grayzel, M.D. and the registrant (incorporated by reference to Exhibit 10.6 to the 1989 10-K).
  10.6   -- Amendment No. 1 to Stock Option Agreement dated as of September 3, 1986, which
            Agreement is Exhibit C to the Stock Purchase Agreement among Datascope Corp.,
            InterVascular, Inc., and certain shareholders of InterVascular, Inc., dated June
            26, 1986 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 1988).
  10.7   -- Stock Option Agreements, dated as of March 1, 1990, between David Altschiller,
            William Asmundson, Joseph Grayzel, Alan Patricof and Norman Schneider,
            respectively, and the registrant (incorporated by reference to Exhibit 10.9 to
            Annual Report on Form 10-K for the fiscal year ended June 30, 1990).
  10.8   -- Stock Option Agreement, dated as of September 28, 1990, between David Altschiller and the registrant (incorporated by reference to Exhibit 10.8 to the 1991 10-K).

  10.9   -- Letter Agreements, dated December 17, 1990 between Lawrence Saper, Ernst Janzen,
            Bruce Hanson and Murray Pitkowsky, respectively, and the registrant with respect to the termination of such officers' investment in certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.9 to the 1991 10-K).
 10.10   -- Employment Agreement, dated as of June 30, 1991, by and between Lawrence Saper and the registrant (incorporated by reference to Exhibit 10.10 to Annual Report on Form
            10-K for the fiscal year ended June 30, 1992).
 10.11   -- Asset Purchase Agreement, by and between Boston Scientific Corporation and the registrant, Datascope Trademark Corp., Datascope Investment Corp., Datascope
            S.A.R.L., Datascope GmbH, Datascope B.V., and Datascope Medical Company, Ltd.,
            dated as of June 8, 1993 (incorporated by reference to Exhibit 10.11 to the 1993
            10-K).
 10.12   -- Datascope Corp. 1995 Stock Option Plan (incorporated by reference to Exhibit 4 to
            Registration Statement on Form S-8 (File No. 333-00537) filed January 30, 1996 with the Commission).
 10.13   -- Amendment No. 1 to Datascope Corp. 1995 Stock Option Plan (incorporated by reference to Exhibit 4 to Post-Effective Amendment No. 1 to Registration Statement
            on Form S-8 (File No. 333-00537) filed February 21, 1996 with the Commission).
 10.14   -- Agreement, dated as of July 25, 1994, by and between Datascope Corp. and Lawrence
            Saper.
 10.15   -- Split-Dollar Agreement made as of July 25, 1994 by and among Datascope Corp.,
            Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the
            Saper Family 1994 Trust UTA. dtd. 6/28/94.
 10.16   -- Modification Agreement made as of July 25, 1994 by and among Datascope Corp.,
            Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the
            Saper Family 1994 Trust UTA. dtd. 6/28/94.
 10.17   -- Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash,
            Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan Life
            Insurance Company Insurance Policy No. 940 750 122UM in favor of Datascope Corp.
 10.18   -- Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash,
            Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Security Mutual Life
            Insurance Company of New York Insurance Policy No. 11047711 in favor of Datascope
            Corp.
   22.   -- Subsidiaries (incorporated by reference to Exhibit 22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1994).
   23.   -- Consent of Deloitte & Touche LLP.

(B) REPORTS ON FORM 8-K

     N/A

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DATASCOPE CORP.

Date: September 30, 1996
                                          By: /s/  LAWRENCE SAPER
                                            ------------------------------------
                                            Lawrence Saper
                                            Chairman of the Board and
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                TITLE                      DATE
- ---------------------------------------------  ------------------------------  -------------------
          /s/  LAWRENCE SAPER                 Chairman of the Board,           September 30, 1996
- ---------------------------------------------  President and Director
               Lawrence Saper                  (Principal Executive Officer)

       /s/           MURRAY PITKOWSKY            Senior Vice President and     September 30, 1996
- ---------------------------------------------            Secretary
              Murray Pitkowsky

      /s/         STEPHEN E. WASSERMAN             Vice President, Chief       September 30, 1996
- ---------------------------------------------      Financial Officer, and
            Stephen E. Wasserman                         Treasurer

        /s/             ALAN ABRAMSON                     Director             September 30, 1996
- ---------------------------------------------
                Alan Abramson

            /s/ DAVID ALTSCHILLER                         Director             September 30, 1996
- ---------------------------------------------
              David Altschiller

       /s/           WILLIAM ASMUNDSON                    Director             September 30, 1996
- ---------------------------------------------
              William Asmundson

           /s/ JOSEPH GRAYZEL                             Director             September 30, 1996
- ---------------------------------------------
            Joseph Grayzel, M.D.

           /s/ GEORGE HELLER                              Director             September 30, 1996
- ---------------------------------------------
                George Heller

           /s/ ARNO NASH                                  Director             September 30, 1996
- ---------------------------------------------
                  Arno Nash

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

     We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York
August 2, 1996
(September 24, 1996 as to Note 10)

                        DATASCOPE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
ASSETS
Current Assets:
  Cash and cash equivalents............................................  $  2,574     $  3,096
  Short-term investments (Note 2)......................................    64,805       53,165
  Accounts receivable, less allowance for doubtful accounts of
     $1,198 and $1,273.................................................    50,559       45,590
  Inventories (Note 3).................................................    34,757       36,499
  Prepaid expenses and other current assets............................    10,743        5,880
                                                                         --------     --------
          Total Current Assets.........................................   163,438      144,230
Property, Plant and Equipment, net (Note 4)............................    43,973       44,278
Non-Current Marketable Securities (Note 2).............................    17,364        9,354
Other Assets...........................................................     9,689        9,001
                                                                         --------     --------
                                                                         $234,464     $206,863
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................................  $  6,664     $  7,644
  Accrued expenses (Note 6)............................................    23,372       14,149
  Accrued compensation.................................................     9,946        9,384
  Taxes on income (Note 5).............................................     2,097        2,309
                                                                         --------     --------
          Total Current Liabilities....................................    42,079       33,486
Other Liabilities (Note 9).............................................    10,705       10,058
Commitments and Contingencies (Notes 2,7,9 and 10)
Stockholders' Equity (Note 7):
  Preferred stock, par value $1.00 per share:
     Authorized 5,000,000 shares; Issued, none.........................        --           --
  Common stock, par value $.01 per share:
     Authorized, 45,000,000 shares; Issued and
     outstanding, 16,135,427 and 16,070,689 shares.....................       161          161
Additional paid-in capital.............................................    42,548       41,837
Treasury stock at cost, 94,000 shares..................................    (1,671)          --
Retained earnings......................................................   141,764      121,347
Cumulative translation adjustments.....................................    (1,122)         (26)
                                                                         --------     --------
                                                                          181,680      163,319
                                                                         --------     --------
                                                                         $234,464     $206,863
                                                                         ========     ========

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED JUNE 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Net Sales..................................................  $211,300     $195,700     $182,800
                                                             --------     --------     --------
Costs and Expenses:
  Cost of sales............................................    75,000       69,506       64,953
  Cost of sales, Point of View charge (Note 12)............     9,600           --           --
  Research and development expenses........................    24,275       19,400       18,765
  Selling, general and administrative expenses.............    89,708       84,249       78,208
  Income from settlement of litigation (Note 12)...........   (10,691)          --           --
                                                             --------     --------     --------
                                                              187,892      173,155      161,926
                                                             --------     --------     --------
Operating Earnings.........................................    23,408       22,545       20,874
Other (Income) Expense:
  Interest income..........................................    (4,226)      (2,855)      (1,608)
  Interest expense.........................................        50           55           24
  Other, net...............................................       743          366          353
                                                             --------     --------     --------
                                                               (3,433)      (2,434)      (1,231)
                                                             --------     --------     --------
Earnings Before Taxes on Income............................    26,841       24,979       22,105
Taxes on Income (Note 5)...................................     6,424        7,640        6,437
                                                             --------     --------     --------
Net Earnings...............................................  $ 20,417     $ 17,339     $ 15,668
                                                             --------     --------     --------
Earnings Per Share.........................................  $   1.24     $   1.07     $   0.97
                                                             ========     ========     ========
Weighted Average Number of Common and Common Equivalent
  Shares Outstanding.......................................    16,516       16,233       16,155
                                                             ========     ========     ========

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                 COMMON STOCK
                              -------------------   ADDITIONAL              TREASURY   CUMULATIVE
                                SHARES       PAR     PAID-IN     RETAINED    STOCK     TRANSLATION
                              OUTSTANDING   VALUE    CAPITAL     EARNINGS   AT COST    ADJUSTMENTS    TOTAL
                              -----------   -----   ----------   --------   --------   -----------   --------
Balance, June 30, 1993......   16,030,691   $ 160    $ 41,867    $ 88,340   $     --     $(2,590)    $127,777
Exercise of stock options...       13,327                  99                                              99
Adjustment relating to
  exercise of stock
  options...................                             (352)                                           (352)
Acquisition of treasury
  stock.....................         (607)                                        (9)                      (9)
Cancellation of treasury
  stock.....................                               (9)                     9                       --
Currency translation........                                                                 879          879
Net earnings................                                       15,668                              15,668
                               ----------    ----     -------    --------    -------     -------     --------
Balance, June 30, 1994......   16,043,411     160      41,605     104,008         --      (1,711)     144,062
Exercise of stock options...       32,445       1         305                                             306
Tax benefit relating to
  exercise of stock
  options...................                               22                                              22
Acquisition of treasury
  stock.....................       (5,167)                                       (95)                     (95)
Cancellation of treasury
  stock.....................                              (95)                    95                       --
Currency translation........                                                               1,685        1,685
Net earnings................                                       17,339                              17,339
                               ----------    ----     -------    --------    -------     -------     --------
Balance, June 30, 1995......   16,070,689     161      41,837     121,347         --         (26)     163,319
Exercise of stock options...       79,346       1         793                                             794
Tax benefit relating to
  exercise of stock
  options...................                              226                                             226
Treasury shares acquired
  upon exercise of stock
  options...................      (14,608)                                      (309)                    (309)
Cancellation of treasury
  stock.....................                   (1)       (308)                   309                       --
Treasury shares acquired
  under repurchase
  program...................      (94,000)                                    (1,671)                  (1,671)
Currency translation........                                                              (1,096)      (1,096)
Net earnings................                                       20,417                              20,417
                               ----------    ----     -------    --------    -------     -------     --------
Balance, June 30, 1996......   16,041,427   $ 161    $ 42,548    $141,764   $ (1,671)    $(1,122)    $181,680
                               ==========    ====     =======    ========    =======     =======     ========

                See notes to consolidated financial statements.

                        DATASCOPE CORP. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                            -----------------------------------
                                                              1996          1995         1994
                                                            ---------     --------     --------
OPERATING ACTIVITIES:
  Net Earnings............................................  $  20,417     $ 17,339     $ 15,668
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization........................      8,638        8,246        6,260
     Provision for supplemental pension...................        844          835        1,020
     Provision for losses on accounts receivable..........        350          494          575
     Deferred income tax benefit..........................     (5,121)        (809)        (173)
     Tax benefit (adjustment) relating to stock options
       exercised..........................................        226           22         (352)
  Changes in operating assets and liabilities:
     Accounts receivable..................................     (5,890)       6,079      (11,521)
     Inventories..........................................     (2,557)      (6,653)     (10,155)
     Other assets.........................................       (748)         225       (2,495)
     Accounts payable.....................................       (868)      (2,085)       1,877
     Income taxes payable.................................       (212)        (153)       2,462
     Accrued and other liabilities........................      9,963        2,861        5,531
                                                            ---------     --------     --------
          Net cash provided by operating activities.......     25,042       26,401        8,697
                                                            ---------     --------     --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment..............     (4,967)      (6,166)      (8,471)
  Purchases of short-term investments.....................   (141,688)     (77,295)     (76,672)
  Maturities of short-term investments....................    130,048       67,469       77,650
  Purchases of long-term investments......................     (8,010)      (9,354)          --
                                                            ---------     --------     --------
          Net cash used in investing activities...........    (24,617)     (25,346)      (7,493)
                                                            ---------     --------     --------
FINANCING ACTIVITIES:
  Exercise of stock options...............................        485          211           90
  Treasury shares acquired under repurchase program.......     (1,671)          --           --
                                                            ---------     --------     --------
  Net cash (used in) provided by financing activities.....     (1,186)         211           90
                                                            ---------     --------     --------
  Effect of exchange rates on cash........................        239         (252)         (68)
                                                            ---------     --------     --------
(Decrease) increase in cash and cash equivalents..........       (522)       1,014        1,226
Cash and cash equivalents, beginning of period............      3,096        2,082          856
                                                            ---------     --------     --------
          Cash and cash equivalents, end of period........  $   2,574     $  3,096     $  2,082
                                                            =========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest.............................................  $      50     $     55     $     24
                                                            ---------     --------     --------
     Income taxes.........................................  $  11,530     $  7,654     $  6,487
                                                            ---------     --------     --------
  Non-cash transactions:
     Net transfers of inventory to fixed assets for use as
       demonstration equipment............................  $   3,775     $  4,389     $  6,332
                                                            ---------     --------     --------

                See notes to consolidated financial statements.

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

  Taxes on Income

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

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

  Other Assets

     Goodwill resulting from the purchase of InterVascular, Inc., and representing the excess of cost over net assets acquired, is being amortized by the straight-line method over 20 years and is included in other assets. Unamortized goodwill as of June 30, 1996 and 1995 amounted to $2,779,000 and $3,012,000, respectively.

                        DATASCOPE CORP. AND SUBSIDIARIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2. FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's significant financial instruments at June 30, 1996 were as follows:

                                                                       CARRYING      FAIR
                                                                        AMOUNT       VALUE
                                                                       --------     -------
                                                                          (IN THOUSANDS)
    Cash and short-term investments..................................  $ 67,379     $67,369
                                                                        -------     -------
    Non-current marketable securities................................  $ 17,364     $17,564
                                                                        -------     -------

     The fair value of accounts receivable and payable are assumed to equal their carrying value because of their short maturity.

     Fair values of short-term investments are based upon quoted market prices, including accrued interest, and approximate their carrying values due to their short maturities. Fair values of non-current marketable securities are also based upon quoted market prices and include accrued interest.

     The Company has determined that its investment portfolio will be held-to-maturity and therefore carried at amortized cost.

     As of June 30, 1996, the Company's marketable securities were classified as follows:

                                                                       GROSS UNREALIZED
                                                         AMORTIZED     ----------------
                      SHORT TERM                           COST        GAINS     LOSSES     FAIR VALUE
- -------------------------------------------------------  ---------     -----     ------     ----------
                                                                        (IN THOUSANDS)
  U.S. Treasury Securities.............................   $53,207      $   8      $(15)      $ 53,200
  Tax-Exempt Securities................................    11,598          0        (3)        11,595
                                                          -------       ----      ----        -------
     Short-term total..................................   $64,805      $   8      $(18)      $ 64,795
                                                          =======       ====      ====        =======

                       LONG TERM
- -------------------------------------------------------
  U.S. Treasury Securities.............................   $12,049      $ 169      $  0       $ 12,218
  Tax-Exempt Securities................................     5,315         31         0          5,346
                                                          -------       ----      ----        -------
     Long-term total...................................   $17,364      $ 200      $  0       $ 17,564
                                                          =======       ====      ====        =======
     Totals............................................   $82,169      $ 208      $(18)      $ 82,359
                                                          =======       ====      ====        =======

                        DATASCOPE CORP. AND SUBSIDIARIES

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

     As of June 30, 1996, the Company had $0.4 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

  Concentration of Credit Risk

     The Company invests its excess cash primarily in U.S. Treasury and tax exempt securities. Since the Company holds all short- and long-term securities until maturity, such investments are subject to little market risk. The Company has not incurred losses related to these investments.

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

3. INVENTORIES

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Materials........................................................  $15,711     $15,452
    Work in process..................................................    7,064       6,592
    Finished goods...................................................   11,982      14,455
                                                                       -------     -------
                                                                       $34,757     $36,499
                                                                       =======     =======

4. PROPERTY, PLANT AND EQUIPMENT

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Land.............................................................  $ 4,059     $ 4,059
    Buildings........................................................   22,284      21,976
    Machinery, furniture and equipment...............................   49,859      46,717
    Leasehold improvements...........................................    4,134       4,207
                                                                       -------     -------
                                                                        80,336      76,959
    Less accumulated depreciation and amortization...................   36,363      32,681
                                                                       -------     -------
                                                                       $43,973     $44,278
                                                                       =======     =======

     The Company estimates the useful life of its machinery and equipment at 5 years, furniture at 8 years and buildings at 40 years.

                        DATASCOPE CORP. AND SUBSIDIARIES

5. TAXES ON INCOME

     The provision (benefit) for income taxes consists of the following:

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
                                                                     (IN THOUSANDS)
    Current:
      Federal...............................................  $ 7,402     $6,316     $4,940
      State.................................................    1,696      1,324      1,242
      Foreign...............................................    2,447        809        428
                                                              -------     ------     ------
              Total current.................................   11,545      8,449      6,610
    Deferred:
      Federal...............................................   (4,021)      (695)      (177)
      State.................................................   (1,100)      (114)         4
      Foreign...............................................       --         --         --
                                                              -------     ------     ------
              Total deferred................................   (5,121)      (809)      (173)
                                                              -------     ------     ------
    Total taxes on income...................................  $ 6,424     $7,640     $6,437
                                                              =======     ======     ======

     The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                 YEAR ENDED JUNE 30,
                                          ------------------------------------------------------------------
                                                  1996                   1995                   1994
                                          --------------------    -------------------    -------------------
                                                     EFFECTIVE              EFFECTIVE              EFFECTIVE
                                          AMOUNT       RATE       AMOUNT      RATE       AMOUNT      RATE
                                          -------    ---------    ------    ---------    ------    ---------
                                                                    (IN THOUSANDS)
Tax computed at federal statutory
  rate..................................  $ 9,394       35.0%     $8,743       35.0%     $7,737       35.0%
(Decrease) increase resulting from:
Benefit attributable to foreign sales
  corp..................................     (911)      (3.4)       (871)      (3.5)       (757)      (3.4)
State taxes on income, net of federal
  income tax benefit....................      387        1.4         673        2.7         812        3.7
Research and development credit, net....       --         --        (221)      (0.9)       (506)      (2.3)
Income exempt from foreign corporate
  taxes.................................   (2,672)     (10.0)       (790)      (3.1)       (437)      (2.0)
Rate differential on foreign income.....       70        0.3          99        0.4        (228)      (1.0)
Interest income exempt from federal
  income tax............................     (282)      (1.0)       (267)      (1.1)       (217)      (1.0)
Other...................................      438        1.6         274        1.1          33        0.1
                                          -------      -----      ------       ----      ------       ----
Total taxes on income...................  $ 6,424       23.9%     $7,640       30.6%     $6,437       29.1%
                                          =======      =====      ======       ====      ======       ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                        DATASCOPE CORP. AND SUBSIDIARIES

Significant components of the Company's deferred tax assets and liabilities as of June 30, 1996 and 1995 were as follows:

                                                               YEAR ENDED JUNE 30,
                                     ------------------------------------------------------------------------
                                                    1996                                  1995
                                     ----------------------------------    ----------------------------------
                                     DEFERRED     DEFERRED                 DEFERRED     DEFERRED
                                       TAX           TAX                     TAX           TAX
                                      ASSETS     LIABILITIES      NET       ASSETS     LIABILITIES      NET
                                     --------    -----------    -------    --------    -----------    -------
                                                                  (IN THOUSANDS)
Inventories........................  $  4,591      $    --      $ 4,591    $  2,287      $    --      $ 2,287
Warranty...........................       451           --          451         438           --          438
Sales returns & allowances.........     1,255           --        1,255          --           --           --
Accrued expenses...................       637           --          637          --          553         (553)
                                      -------       ------      -------     -------       ------      -------
          Current..................     6,934           --        6,934       2,725          553        2,172
                                      -------       ------      -------     -------       ------      -------
Supplemental pension...............     3,728           --        3,728       3,397           --        3,397
Tax loss carryforwards.............     1,838           --        1,838       1,382           --        1,382
Accelerated depreciation...........        --        1,770       (1,770)         --        1,506       (1,506)
Accrued pension expense............        --          323         (323)         --          482         (482)
Other, net.........................       224           --          224          91           --           91
Less: Valuation allowance..........    (1,838)          --       (1,838)     (1,382)          --       (1,382)
                                      -------       ------      -------     -------       ------      -------
          Non-current..............     3,952        2,093        1,859       3,488        1,988        1,500
                                      -------       ------      -------     -------       ------      -------
Total..............................  $ 10,886      $ 2,093      $ 8,793    $  6,213      $ 2,541      $ 3,672
                                      =======       ======      =======     =======       ======      =======

     The net current deferred tax assets have been included in prepaid expenses and other current assets and the net non-current deferred tax assets have been included in other assets on the accompanying consolidated balance sheet.

     The valuation allowance increased by $456,000 during fiscal 1996 due to the net increase of foreign and state tax loss carryforwards. The valuation allowance of $1,838,000 at June 30, 1996 was comprised of tax benefits of $394,000 of foreign tax loss carryforwards and $1,444,000 of state tax loss carryforwards. $379,000 in benefits from foreign tax loss carryforwards expire during the period 1997 through 2001 and $15,000 may be carried forward indefinitely. The benefits of state tax loss carryforwards expire during the period 1998 through 2003.

     It has not been necessary to provide for income taxes on cumulative undistributed earnings of international subsidiaries. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is impracticable.

     The Company has a subsidiary in an industrial development zone in Europe. Profits from manufacturing activities in this zone are exempt from corporation taxes until August 1999.

                        DATASCOPE CORP. AND SUBSIDIARIES

6. ACCRUED EXPENSES

     Accrued expenses at June 30, 1996 and 1995 were comprised of the following:

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Deferred revenue.........................................  $ 5,633     $ 5,751
        Point of View accrued expenses...........................    5,500           -
        General expense accruals.................................   12,239       8,398
                                                                   -------     -------
                                                                   $23,372     $14,149
                                                                   =======     =======

7. STOCK OPTIONS, SHAREHOLDER RIGHTS AND STOCK REPURCHASE PLANS

  Stock Option Plans

     The Company has two stock option plans which cover 3,825,000 shares of common stock. The 1981 and 1995 Employee Stock Option Plans provide that options may be granted at a price of 100% of fair market value on date of grant. Options may be exercised in full or in installments, at the discretion of the Board of Directors, and must be exercised within ten years from date of grant.

     A summary of changes in the stock option plans is as follows:

                                          1981 EMPLOYEE STOCK              1995 EMPLOYEE STOCK
                                              OPTION PLAN                      OPTION PLAN
                                     ------------------------------    ----------------------------
                                      SHARES       PRICE PER SHARE     SHARES      PRICE PER SHARE
                                     ---------     ----------------    -------     ----------------
Balance, June 30, 1993.............    508,553     $ 3.58 -- $38.56
Granted............................    685,700      13.88 --  14.25
Exercised..........................    (12,747)      3.75 --   7.83
Canceled...........................    (46,567)      7.38 --  38.56
                                     ---------
Balance, June 30, 1994.............  1,134,939       3.58 --  31.13
Granted............................    241,150      15.00 --  18.25
Exercised..........................    (22,940)      7.38 --  13.88
Canceled...........................   (106,581)      3.58 --   9.00
                                     ---------
Balance, June 30, 1995.............  1,246,568       4.81 --  31.13
Granted............................     81,050      21.06 --  25.44    378,900     $17.75 -- $24.13
Exercised..........................    (51,661)      4.81 --  22.38         --
Canceled...........................    (75,288)      7.83 --  29.00     (2,000)               21.06
                                     ---------                         -------
Balance, June 30, 1996.............  1,200,669      $7.38 -- $31.13    376,900     $17.75 -- $24.13
                                      ========                         =======
Exercisable portion................    900,928      $7.38 -- $31.13         --
                                      ========                         =======
Available for future grant.........     39,036                         373,100
                                      ========                         =======

  Option Agreements

     The Company also has option agreements with certain consultants and members of the Board of Directors. Options to purchase 159,300 shares were outstanding at June 30, 1996 at prices ranging from $7.83 to $22.38 per share. During the year ended June 30, 1996, options for 24,000 shares at prices ranging from $7.38 to $7.83 per share were exercised and 5,000 options were canceled. There were no options granted during the year ended June 30, 1996. During the year ended June 30, 1995, 113,600 options were granted at a

                        DATASCOPE CORP. AND SUBSIDIARIES
price of $18.25 per share, 9,000 options were exercised at a price of $7.83 per share and 3,000 options were canceled.

     At June 30, 1996 there were 2,149,005 shares of common stock reserved for the exercise of stock options.

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

  Stock Repurchase Plan

     On May 3, 1996, the Company announced a stock repurchase program whereby the Company's Board of Directors authorized the use of up to $20 million to buy shares of its common stock from time to time, subject to market conditions and other relevant factors affecting the Company. Share repurchases are planned when market and business conditions are deemed favorable. As of June 30, 1996, the Company had repurchased 94,000 shares at a cost of approximately $1,671,000.

                        DATASCOPE CORP. AND SUBSIDIARIES

8. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

     The Company develops, manufactures and markets medical systems and devices which constitute a single business segment. The following information sets forth geographic information on the Company's sales, profits and assets:

                                                 UNITED      EUROPEAN
                                                 STATES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                --------   ------------   ------------   ------------
                                                                   (IN THOUSANDS)
    YEAR ENDED JUNE 30, 1996:
      Sales to unaffiliated customers.........  $174,914     $ 36,386       $     --       $211,300
      Transfers between geographic areas......    12,757        8,395        (21,152)            --
                                                --------      -------       --------       --------
              Total sales.....................  $187,671     $ 44,781       $(21,152)      $211,300
                                                ========      =======       ========       ========
    Operating earnings........................  $ 17,919     $  4,999       $    490       $ 23,408
                                                ========      =======       ========
    Other income, net.........................                                                3,433
                                                                                           --------
    Earnings before taxes on income...........                                             $ 26,841
                                                                                           ========
    Assets at June 30, 1996...................  $207,553     $ 30,288       $ (3,377)      $234,464
                                                ========      =======       ========       ========
    YEAR ENDED JUNE 30, 1995:
      Sales to unaffiliated customers.........  $161,534     $ 34,166       $     --       $195,700
      Transfers between geographic areas......    12,714        6,177        (18,891)            --
                                                --------      -------       --------       --------
              Total sales.....................  $174,248     $ 40,343       $(18,891)      $195,700
                                                ========      =======       ========       ========
    Operating earnings........................  $ 18,235     $  4,653       $   (343)      $ 22,545
                                                ========      =======       ========
    Other income, net.........................                                                2,434
                                                                                           --------
    Earnings before taxes on income...........                                             $ 24,979
                                                                                           ========
    Assets at June 30, 1995...................  $181,954     $ 28,265       $ (3,356)      $206,863
                                                ========      =======       ========       ========
    YEAR ENDED JUNE 30, 1994:
      Sales to unaffiliated customers.........  $153,530     $ 29,270       $     --       $182,800
      Transfers between geographic areas......    11,764        5,359        (17,123)            --
                                                --------      -------       --------       --------
              Total sales.....................  $165,294     $ 34,629       $(17,123)      $182,800
                                                ========      =======       ========       ========
    Operating earnings........................  $ 18,066     $  2,852       $    (44)      $ 20,874
                                                ========      =======       ========
    Other income, net.........................                                                1,231
                                                                                           --------
    Earnings before taxes on income...........                                             $ 22,105
                                                                                           ========
    Assets at June 30, 1994...................  $164,317     $ 23,643       $ (2,539)      $185,421
                                                ========      =======       ========       ========

     In determining operating earnings, interest income and expense, other income and expense, and income taxes were excluded.

     The Company had export sales, principally to Europe, Canada, Latin America and the Far East, of $40,524,000, $31,951,000 and $27,023,000 in the years ended
June 30, 1996, 1995 and 1994, respectively.

9. PENSION AND RETIREMENT PLANS

  Defined Benefit Plan

     The Company has both domestic and foreign defined benefit pension plans which cover substantially all employees. Pension benefits are based on years of service, compensation and the primary social security

                        DATASCOPE CORP. AND SUBSIDIARIES
benefits. Funding for the domestic plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Funding for the foreign plan is accomplished through the purchase of guaranteed insurance contracts. Total pension expense for the domestic and foreign pension plans was $1,577,000 in 1996, $1,601,000 in 1995 and $1,485,000 in 1994.

  Domestic

     The components of net pension expense and the funded status of the domestic defined benefit pension plan are set forth below:

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                               1996       1995        1994
                                                              ------     -------     ------
                                                                     (IN THOUSANDS)
    Service cost for benefits earned during the year........  $1,398     $ 1,444     $1,177
    Interest cost on projected benefit obligation...........   1,417       1,339      1,245
    Actual return on plan assets............................    (927)     (1,440)      (346)
    Net amortization and deferral...........................    (588)         16       (857)
                                                              ------     -------     ------
              Net periodic pension cost -- domestic.........  $1,300     $ 1,359     $1,219
                                                              ======     =======     ======

     The Plan's Funded Status was as follows:

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Actuarial present value of accumulated benefit obligation
      Vested.........................................................  $12,224     $ 9,675
      Nonvested......................................................    2,286       1,760
                                                                       -------     -------
      Accumulated benefit obligation.................................   14,510      11,435
      Effects of anticipated future compensation increases...........    6,674       7,354
                                                                       -------     -------
      Projected benefit obligation...................................   21,184      18,789
      Plan assets at fair value......................................   18,429      16,981
                                                                       -------     -------
      Projected benefit obligation in excess of plan assets..........   (2,755)     (1,808)
      Unamortized net transition obligation..........................      537         608
      Unrecognized prior service cost................................      (99)       (108)
      Unrecognized net actuarial loss................................    3,159       2,541
                                                                       -------     -------
              Net prepaid pension cost...............................  $   842     $ 1,233
                                                                       =======     =======

     The assumptions used to develop the actuarial present value of the projected benefit obligation are as follows:

                                                                             1996     1995
                                                                             ----     ----
    Weighted average discount rate.........................................  7.50%    8.25%
    Rate of increase in compensation levels................................  6.25%    6.55%
    Expected long-term rate of return on plan assets.......................  8.50%    9.00%

     Plan assets are invested in U.S. Government and corporate securities and include investments in the Company's common stock of $1,704,000 (96,000 shares) at June 30, 1996. No dividends are paid on the Company's common stock.

                        DATASCOPE CORP. AND SUBSIDIARIES

  Foreign

     Retirement coverage for the foreign employees of the Company is provided, to the extent deemed appropriate, through separate plans. Funding policies are based on local statutes. Retirement benefits are based on years of service, final average earnings and social security benefits.

     The components of net pension expense and the funded status of the foreign defined benefit pension plans are set forth below:

                                                                     YEAR ENDED JUNE 30,
                                                                    ----------------------
                                                                    1996     1995     1994
                                                                    ----     ----     ----
                                                                        (IN THOUSANDS)
    Service cost for benefits earned during the year..............  $132     $ 97     $ 91
    Interest cost on projected benefit obligation.................    93       65       58
    Estimated return on plan assets...............................   (36)     (24)     (18)
    Net amortization and deferral.................................    41       27       26
                                                                    ----     ----     ----
              Net periodic pension cost -- foreign................  $230     $165     $157
                                                                    ====     ====     ====

     The Plan's Funded Status was as follows:

                                                                             JUNE 30,
                                                                         -----------------
                                                                          1996       1995
                                                                         ------     ------
                                                                          (IN THOUSANDS)
    Actuarial present value of accumulated benefit obligation (fully
      vested)..........................................................  $  440     $  405
                                                                          -----      -----
    Projected benefit obligation.......................................   1,223      1,246
    Plan assets at fair value..........................................     440        405
                                                                          -----      -----
    Projected benefit obligation in excess of plan assets..............    (783)      (841)
    Unamortized net transition obligation..............................     151        186
    Unrecognized net actuarial loss....................................     748        767
                                                                          -----      -----
              Net prepaid pension cost.................................  $  116     $  112
                                                                          =====      =====

     The assumptions used to develop foreign net pension cost and the actuarial present value of projected benefit obligations are as follows:

                                                                             1996     1995
                                                                             ----     ----
    Weighted average discount rate.........................................  7.5 %    7.5 %
    Rate of increase in compensation levels................................  6.0 %    6.0 %
    Expected long-term rate of return on plan assets.......................  9.0 %    9.0 %

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

     Under the retirement provision of the five-year employment agreement between the Company and Mr. Saper, Mr. Saper could retire after age 65 and receive a pension of up to 60% of his average earnings for the three-year period prior to retirement. The supplemental pension expense for Mr. Saper recognized in the consolidated financial statements was $689,000, $635,000 and $794,000 for 1996, 1995 and 1994, respectively.

     The supplemental retirement plan covering certain other key officers provides that at age 65, these employees may receive, for a period of up to 15 years, a pension of up to 60% of a predetermined earnings level for the five-year period prior to retirement. The supplemental pension expense for these executives recognized

                        DATASCOPE CORP. AND SUBSIDIARIES
in the consolidated financial statements was $155,000, $200,000 and $226,000 for 1996, 1995 and 1994, respectively.

     The actuarial present value of both the accumulated benefit obligation and projected benefit obligation for the supplemental retirement plans was $7,000,000 and $7,095,000 for 1996 and 1995, respectively.

     The components of the total supplemental pension expense are set forth below:

                                                                   YEAR ENDED JUNE 30,
                                                                --------------------------
                                                                1996      1995       1994
                                                                -----     -----     ------
                                                                      (IN THOUSANDS)
    Service cost for benefits earned during the year..........  $ 277     $ 298     $  300
    Interest cost on projected benefit obligation.............    624       554        528
    Amortization of prior service cost........................    496       511        546
    Amortization of gain......................................   (553)     (528)      (354)
                                                                -----     -----     ------
              Total supplemental pension expense..............  $ 844     $ 835     $1,020
                                                                =====     =====     ======

  Savings and Supplemental Retirement Plan

     The Company maintains a 401(k) savings and supplemental retirement plan for eligible domestic employees. This 401(k) plan was established to enhance the existing retirement plan and to provide an incentive to employees to save and invest regularly for their retirement. The Company contributions, which were based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation, were $976,000 for 1996, $880,000 for 1995 and $844,000 for 1994.

10. COMMITMENTS AND CONTINGENCIES

  Leases

     Future minimum rental commitments under noncancellable operating leases are as follows:

                                     YEAR                                (IN THOUSANDS)
        ---------------------------------------------------------------  --------------
        1997...........................................................      $3,626
        1998...........................................................       3,127
        1999...........................................................       1,781
        2000...........................................................         614
        2001...........................................................         208
        Thereafter.....................................................          46
                                                                             ------
                  Total future minimum rental payments.................      $9,402
                                                                             ======

     Total rent expense for the years ended June 30, 1996, 1995 and 1994 amounted to approximately $4,264,000, $4,241,000 and $4,505,000, respectively.

  Litigation

     In September 1996, the Company reached an oral agreement in principle to settle certain shareholder litigation previously filed against the Company. The proposed settlement, which is subject to court approval and final documentation, would cost the Company approximately $5.6 million, including certain legal expenses, $3.3 million after tax or $0.20 per share. There can be no assurance that this settlement will be effectuated.

     The Company is subject to litigation in the ordinary course of its business. The Company believes it has meritorious defenses in all material pending lawsuits and that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

                        DATASCOPE CORP. AND SUBSIDIARIES

  Credit Arrangements

     The Company has lines of credit totaling $40,700,000, borrowings under which bear interest principally at the lenders' respective prime rates. There were no short-term borrowings under lines of credit at June 30, 1996 and 1995. The lines expire as follows: $25,000,000 in March 1997, $15,000,000 in June 1997 and $200,000 in October 1997. These lines are renewable annually at the option of the banks. The Company also has $500,000 in lines of credit with no expiration date.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     YEAR ENDED JUNE 30, 1996
                                     ---------------------------------------------------------
                                      FIRST      SECOND       THIRD      FOURTH
                                     QUARTER     QUARTER     QUARTER     QUARTER       TOTAL
                                     -------     -------     -------     -------      --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net sales......................  $45,900     $52,300     $54,600     $58,500      $211,300
                                     -------     -------     -------     -------      --------
    Gross margin...................  $30,039     $34,441     $35,537     $26,683(B)   $126,700
                                     -------     -------     -------     -------      --------
    Net earnings...................  $ 3,102     $12,711(A)  $ 5,437     $  (833)(B)  $ 20,417
                                     -------     -------     -------     -------      --------
    Earnings per share.............  $  0.19     $  0.76(A)  $  0.33     $ (0.05)(B)  $   1.24
                                     -------     -------     -------     -------      --------

                                                     YEAR ENDED JUNE 30, 1995
                                     ---------------------------------------------------------
                                      FIRST      SECOND       THIRD      FOURTH
                                     QUARTER     QUARTER     QUARTER     QUARTER       TOTAL
                                     -------     -------     -------     -------      --------
    Net sales......................  $41,600     $48,400     $50,500     $55,200      $195,700
                                     -------     -------     -------     -------      --------
    Gross margin...................  $26,869     $31,566     $32,560     $35,199      $126,194
                                     -------     -------     -------     -------      --------
    Net earnings...................  $ 2,761     $ 4,357     $ 4,519     $ 5,702      $ 17,339
                                     -------     -------     -------     -------      --------
    Earnings per share.............  $  0.17     $  0.27     $  0.28     $  0.35      $   1.07
                                     -------     -------     -------     -------      --------

- ---------------

(A) Q2 and FY 1996 earnings includes income from settlement of litigation before taxes of $10.7 million, or $7.9 million after income tax, equivalent to $0.47 per share.

(B) Q4 and FY 1996 earnings includes Point of View charge before taxes of $9.6 million, or $5.6 million after income tax, equivalent to $0.34 per share.

     Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

                        DATASCOPE CORP. AND SUBSIDIARIES

12. SPECIAL ITEMS

     Included in fiscal 1996 earnings were two special items as follows:

     Income from Settlement of Litigation

     The Company settled all litigation brought by its wholly-owned subsidiaries, InterVascular, Inc. and InterVascular S.A. (France), against several former employees and certain other defendants. Income from the settlement of litigation, net of related expenses, was $10.7 million or $7.9 million after-tax, equivalent to $0.47 per share.

     Point of View Charge

     During the fourth quarter, the Company wrote off approximately $9.6 million or $5.6 million after-tax, equivalent to $0.34 per share, for excess and obsolete inventory and other costs related to the Point of View(TM) (POV) monitor. While sales of the POV continue in international markets, total sales of this product are expected to be substantially less than originally planned due to continued suspension of POV sales in the United States.

                        DATASCOPE CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              COLUMN C
                                                      -------------------------
                                                              ADDITIONS
                                                      -------------------------      COLUMN D
                                       COLUMN B                         (2)         ----------      COLUMN E
                                     ------------        (1)         CHARGED TO     DEDUCTIONS     ----------
             COLUMN A                 BALANCE AT      CHARGED TO       OTHER           FROM        BALANCE AT
- -----------------------------------  BEGINNING OF     COSTS AND      ACCOUNTS --    RESERVES --     CLOSE OF
            DESCRIPTION                 PERIOD         EXPENSES       DESCRIBE       DESCRIBE        PERIOD
- -----------------------------------  ------------     ----------     ----------     ----------     ----------
YEAR ENDED JUNE 30, 1996
  Allowance for doubtful
     accounts......................     $1,273           $357            $--           $432(A)       $1,198
                                        ======           ====            ==            ====          ======
  Reserve for warranty costs.......        750             60            --              --             810
                                        ======           ====            ==            ====          ======
YEAR ENDED JUNE 30, 1995:
  Allowance for doubtful
     accounts......................     $1,188           $494            $--           $409(A)       $1,273
                                        ======           ====            ==            ====          ======
  Reserve for warranty costs.......        450            300            --              --             750
                                        ======           ====            ==            ====          ======
YEAR ENDED JUNE 30, 1994:
  Allowance for doubtful
     accounts......................     $  695           $575            $--           $ 82(A)       $1,188
                                        ======           ====            ==            ====          ======
  Reserve for warranty costs.......        350            100            --              --             450
                                        ======           ====            ==            ====          ======

- ---------------
(A) Write-offs

                                EXHIBIT INDEX
                                -------------

    2.   -- Agreement and Plan of Merger, dated as of October 25, 1989, by and between the registrant and Datascope New York (incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form 8-B, filed with the Commission on
            January 4, 1990 (the "Form 8-B")).
   3.1   -- Restated Certificate of Incorporation as filed with the Secretary of State of the
            State of Delaware on October 30, 1989 (incorporated by reference as Exhibit 3.1 to the Form 8-B).
   3.2   -- By-Laws, as currently in effect (incorporated by reference to Exhibit 3.2 to Annual
            Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-K")).
   4.1   -- Specimen of certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 8-B).
   4.2   -- Form of Certificate of Designations of the Registrant's Series A Preferred Stock
            (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement
            on Form 8-A, filed with the Commission on May 31, 1991 (the "May 31, 1991 Form
            8-A")).
   4.3   -- Form of Rights Agreement, dated as of May 22, 1991, between the Company and
            Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit
            2.1 to the May 31, 1991 Form 8-A).
  10.1   -- 1978 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to
            Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989
            10-K")).
  10.2   -- 1981 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2.1 to the Form 8-B).
  10.3   -- Stock Redemption Agreement, dated February 26, 1991, between Lawrence Saper and the registrant (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (the "1991 10-K")).
  10.4   -- Stock Option Agreements, dated November 30, 1982, between David Altschiller,
            William Asmundson, Alan Patricof and Norman Schneider, respectively, and the registrant (incorporated by reference to Exhibit 10.5 to the 1989 10-K).
  10.5   -- Stock Option Agreement, dated December 7, 1988 between Joseph Grayzel, M.D. and the registrant (incorporated by reference to Exhibit 10.6 to the 1989 10-K).
  10.6   -- Amendment No. 1 to Stock Option Agreement dated as of September 3, 1986, which
            Agreement is Exhibit C to the Stock Purchase Agreement among Datascope Corp.,
            InterVascular, Inc., and certain shareholders of InterVascular, Inc., dated June
            26, 1986 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended June 30, 1988).
  10.7   -- Stock Option Agreements, dated as of March 1, 1990, between David Altschiller,
            William Asmundson, Joseph Grayzel, Alan Patricof and Norman Schneider,
            respectively, and the registrant (incorporated by reference to Exhibit 10.9 to
            Annual Report on Form 10-K for the fiscal year ended June 30, 1990).
  10.8   -- Stock Option Agreement, dated as of September 28, 1990, between David Altschiller and the registrant (incorporated by reference to Exhibit 10.8 to the 1991 10-K).

  10.9   -- Letter Agreements, dated December 17, 1990 between Lawrence Saper, Ernst Janzen,
            Bruce Hanson and Murray Pitkowsky, respectively, and the registrant with respect to the termination of such officers' investment in certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.9 to the 1991 10-K).
 10.10   -- Employment Agreement, dated as of June 30, 1991, by and between Lawrence Saper and the registrant (incorporated by reference to Exhibit 10.10 to Annual Report on Form
            10-K for the fiscal year ended June 30, 1992).
 10.11   -- Asset Purchase Agreement, by and between Boston Scientific Corporation and the registrant, Datascope Trademark Corp., Datascope Investment Corp., Datascope
            S.A.R.L., Datascope GmbH, Datascope B.V., and Datascope Medical Company, Ltd.,
            dated as of June 8, 1993 (incorporated by reference to Exhibit 10.11 to the 1993
            10-K).
 10.12   -- Datascope Corp. 1995 Stock Option Plan (incorporated by reference to Exhibit 4 to
            Registration Statement on Form S-8 (File No. 333-00537) filed January 30, 1996 with the Commission).
 10.13   -- Amendment No. 1 to Datascope Corp. 1995 Stock Option Plan (incorporated by reference to Exhibit 4 to Post-Effective Amendment No. 1 to Registration Statement
            on Form S-8 (File No. 333-00537) filed February 21, 1996 with the Commission).
 10.14   -- Agreement, dated as of July 25, 1994, by and between Datascope Corp. and Lawrence
            Saper.
 10.15   -- Split-Dollar Agreement made as of July 25, 1994 by and among Datascope Corp.,
            Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the
            Saper Family 1994 Trust UTA. dtd. 6/28/94.
 10.16   -- Modification Agreement made as of July 25, 1994 by and among Datascope Corp.,
            Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the
            Saper Family 1994 Trust UTA. dtd. 6/28/94.
 10.17   -- Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash,
            Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan Life
            Insurance Company Insurance Policy No. 940 750 122UM in favor of Datascope Corp.
 10.18   -- Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash,
            Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Security Mutual Life
            Insurance Company of New York Insurance Policy No. 11047711 in favor of Datascope
            Corp.
   21.   -- Subsidiaries.
   23.   -- Consent of Deloitte & Touche LLP.
   27.   -- Financial Data Schedule