Form 10-Q
period 1996-09-30
DATASCOPE CORP
filed 1996-11-14
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                Commission File Number 0-6516

                  DATASCOPE CORP.
______________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware                                       13-2529596
_________________________________________________________________
(State of other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

14 Philips Parkway, Montvale, New Jersey        07645-9998
____________________________________________________________________
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100
                                              _________________________

_____________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report:

        Indicate by check mark whether the registrant

        (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

        (2)  has been subject to such filing requirements for the past 90 days.
                             YES     X             NO
                                ____________         ____________

Number of Shares of Company's Common Stock outstanding as of October 31, 1996:
16,138,248.

                        DATASCOPE CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

     NET SALES

         Net sales increased 4% in the first quarter of fiscal 1997 compared to the first quarter last year as a result of the continued U.S. sales growth of VasoSeal(R), which was introduced to the U.S. market in the second quarter last year, and increased sales in the domestic patient monitoring business that more than offset a sales decline in cardiac assist products and vascular grafts.

         The decline in sales of cardiac assist products was attributable to the continuation of competitive offerings of intra-aortic balloon catheters for evaluation, lower balloon and pump prices and more balloon pump shipments under terms that result in future revenues. The company expects this competitive environment to continue and it intends to compete vigorously to retain its market leadership in intra-aortic balloon pumping.

         Sales of patient monitoring products increased in the first quarter of fiscal 1997 due to strong domestic sales growth, particularly sales of the new Passport(R) XG monitor introduced in June 1996. The company plans to further enhance the Passport monitor line by introducing additional features, including a color screen, during the second quarter of fiscal 1997.

         Sales growth of InterVascular, Inc., the company's subsidiary which produces vascular grafts, was interrupted in the first quarter due to reduced shipments to its distributor in Japan. The distributor is reducing inventory of non-coated grafts in anticipation of obtaining regulatory approval of the company's InterGard(TM) collagen-coated grafts. InterVascular continued to expand in the European market and overall sales growth is expected to resume in the second quarter.

         Despite the seasonal slowness of the first quarter, sales of VasoSeal in the U.S. exceeded an annualized rate of $9 million, a 10% increase over the fourth quarter of fiscal 1996. The company is continuing to expand its direct marketing organization to capitalize on VasoSeal's market potential. As announced in August 1996, the U.S. Food and Drug Administration has approved revised VasoSeal labeling that includes the claim that patients who receive VasoSeal can be ambulated significantly earlier than under conventional clinical practice using manual or mechanical compression. Early ambulation made possible by VasoSeal should result in significant cost savings for hospitals because hospitalization time is reduced, patients may be moved earlier to care settings that cost less, human and material resources are reduced and patient throughput is increased. VasoSeal is the only vascular sealing device approved in the U.S. to claim early ambulation. Early ambulation and the potential to lower hospital costs should accelerate VasoSeal's penetration of the vascular sealing market in the U.S.

         The foreign exchange rate effect of the stronger U.S. dollar compared to major European currencies decreased total sales by approximately $300 thousand in the first quarter of fiscal 1997 compared to the same period last year.

     GROSS PROFIT (NET SALES LESS COST OF SALES)

         The gross profit percentage was 65.0% for the first quarter of fiscal 1997 compared to 65.4% for the corresponding period last year, with the slight reduction primarily attributable to lower average selling prices for cardiac assist and patient monitoring products.

     RESEARCH AND DEVELOPMENT (R&D)

         R&D expenses, as a percentage of sales, amounted to 15.0% in the first quarter of fiscal 1997 compared to 12.2% for the first quarter last year.

         Total R&D expenses increased $1.5 million or 27% in the first quarter of fiscal 1997 compared to the same period last year attributable to new product development activity in all businesses. Increased Cardiac Assist R&D expense is directed towards new intra-aortic balloon pump and balloon catheter products. Higher R&D expense in the Patient Monitoring division was primarily attributable to development of enhanced versions of the Accutorr and Passport monitors and expenditures for outside technical resources to augment the internal R&D staff. InterVascular R&D expenses increased primarily as a result of increased technical staff and higher validation and regulatory expenses.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expenses, as a percentage of sales, were 46.8% in the first quarter of fiscal 1997 compared to 45.1% for the corresponding period last year.

         SG&A expenses increased $1.6 million or 8% in the first quarter of fiscal 1997 compared to the corresponding period last year, with the increase primarily attributable to the expansion of the U.S. VasoSeal field sales and training organization and higher selling expenses applicable to all other businesses.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $200 thousand in the first quarter of fiscal 1997 compared to the corresponding period last year.

     SETTLEMENTS OF LITIGATION

         Included in net earnings in the first quarter of fiscal 1997 was the settlement expense for two lawsuits:

         1) The patent infringement lawsuit filed in February 1996 by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device. The settlement of this lawsuit allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation. The cost of the settlement including legal fees is $3.0 million, $1.8 million after-tax or $0.11 per share.

         2) The shareholder class action securities lawsuit filed in November 1993 against the company. The cost of the settlement including legal fees is $5.6 million, $3.3 million after-tax or $0.20 per share. This settlement is subject to final documentation and court approval.

     INTEREST INCOME AND EXPENSE

         The higher interest income in the first quarter of fiscal 1997 compared to the same period last year was attributable to an increase in the investment portfolio as cash generated from operations was invested in marketable securities.

     OTHER INCOME AND EXPENSE

         The company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at September 30, 1996 totaled $700 thousand, all of which were in European currencies, with maturities that do not exceed 12 months.

     NET EARNINGS

         Excluding the special charge for settlement of litigation of $8.6 million, $5.1 million after-tax or $0.31 per share in the first quarter of fiscal 1997, net earnings in the first quarter of fiscal 1997 were $1.8 million or $0.11 per share compared to $3.1 million or $0.19 per share for the first quarter last year. The lower earnings resulted primarily from higher R&D expenses and the effect of competitive pressure on the Cardiac Assist division. Although the company expects to experience continued competitive pressures on its cardiac assist business and continued higher level of R&D investments, comparisons with prior year results should progressively improve throughout the balance of fiscal 1997.

     LIQUIDITY AND CAPITAL RESOURCES

         The company maintained its strong financial position during the first quarter of fiscal 1997. Working capital was $112.4 million at September 30, 1996 compared to $121.4 million at June 30, 1996 with the decrease attributable to investing cash in long term marketable securities and an increase in accrued expenses related to the settlements of litigation. As a result, the current ratio at September 30, 1996 was 3.4:1 compared to 3.9:1 at June 30, 1996. Cash provided by operating activities was $8.0 million in the first quarter of fiscal 1997 compared to $6.7 million in the corresponding period last year.

         In the first quarter of fiscal 1997, cash was used to purchase $5.7 million of marketable securities and $1.0 million of plant and equipment.

         On May 3, 1996 the company announced a stock repurchase program permitting the utilization of up to $20 million to buy back its common stock from time to time, subject to market conditions and other relevant factors affecting the company. During the first quarter of fiscal 1997 there were no repurchases of company stock.

         Management believes that the company's financial resources are sufficient to meet its projected cash requirements including the expenditures expected under the stock repurchase program.

         The moderate rate of current U.S. inflation has not significantly affected the company.

         This management's discussion and analysis of results of operations and financial condition includes forward-looking statements that are subject to uncertainty. Reasons for the uncertainty include the possibility that market conditions affecting the competitive environment for cardiac assist products may change as a result of the introduction of new products by competitors, and the probability that the French government will impose price controls on vascular grafts. Additional detailed information on factors that could potentially affect the company's financial results may be found in the company's filings with the Securities and Exchange Commission.

                        DATASCOPE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                           SEPT 30,          JUNE 30,
                                                            1996               1996
                                                          ---------         ---------
                                                         (unaudited)           (a)
ASSETS
Current Assets:
  Cash and cash equivalents                               $   3,782         $   2,574
  Short-term investments                                     66,155            64,805
  Accounts receivable, less allowance for doubtful
    accounts of $947 and $1,198                              41,979            50,559
  Inventories (Note 2)                                       37,711            34,757
  Prepaid expenses and other current assets                  10,138            10,743
                                                          ---------         ---------
      Total Current Assets                                  159,765           163,438

Property, Plant and Equipment, net of accumulated
  depreciation of $37,427 and $36,363                        44,457            43,973
Non-Current Marketable Securities                            21,756            17,364
Other Assets                                                 10,614             9,689
                                                          ---------         ---------
                                                          $ 236,592         $ 234,464
                                                          =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $   6,597         $   6,664
  Accrued expenses                                           31,650            23,372
  Accrued compensation                                        9,079             9,946
  Taxes on income                                                --             2,097
                                                          ---------         ---------
      Total Current Liabilities                              47,326            42,079

Other Liabilities                                            10,925            10,705

Stockholders' Equity (Note 3)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none                    --                --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,135,158 and 16,135,427 shares               161               161
  Additional paid-in capital                                 42,543            42,548
  Treasury stock at cost, 94,000 shares                      (1,671)           (1,671)
  Retained earnings                                         138,466           141,764
  Cumulative translation adjustments                         (1,158)           (1,122)
                                                          ---------         ---------
                                                            178,341           181,680
                                                          ---------         ---------
                                                          $ 236,592         $ 234,464
                                                          =========         =========


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                       THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                      1996               1995
                                                    --------           --------

NET SALES                                           $ 47,600           $ 45,900
                                                    --------           --------

Costs and Expenses:
  Cost of sales                                       16,649             15,861
  Research and development
    expenses                                           7,131              5,611
  Selling, general and
    administrative expenses                           22,258             20,694
  Settlements of litigation  (Note 4)                  8,554                 --
                                                    --------           --------
                                                      54,592             42,166
                                                    --------           --------

OPERATING EARNINGS                                    (6,992)             3,734

Other (Income) Expense:
  Interest income                                     (1,189)            (1,015)
  Interest expense                                         4                 18
  Other, net                                             138                135
                                                    --------           --------
                                                      (1,047)              (862)
                                                    --------           --------

EARNINGS BEFORE TAXES ON INCOME                       (5,945)             4,596

Taxes on Income                                       (2,647)             1,494
                                                    --------           --------

NET EARNINGS                                        $ (3,298)          $  3,102
                                                    ========           ========


Earnings Per Share (Note 3)                         $  (0.20)          $   0.19
                                                    ========           ========

Weighted Average Number of Common
  and Common Equivalent Shares
  Outstanding (Note 3)                                16,237             16,428
                                                    ========           ========



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -------------------------
                                                                  1996             1995
                                                                --------         --------
OPERATING ACTIVITIES:
     Net cash provided by operating activities                  $  8,010         $  6,688
                                                                --------         --------

INVESTING ACTIVITIES:
     Capital expenditures                                         (1,015)          (2,029)
     Purchases of short-term marketable securities               (20,975)         (27,872)
     Maturities of short-term marketable securities               19,625           21,954
     Purchases of long-term marketable securities                 (4,392)              --

                                                                --------         --------
     Net cash used in investing activities                        (6,757)          (7,947)
                                                                --------         --------

FINANCING ACTIVITIES:
     Net cash (used in) provided by financing activities              (5)             227
                                                                --------         --------

     Effect of exchange rates on cash                                (40)             150
                                                                --------         --------

Increase (decrease) in cash and cash equivalents                   1,208             (882)
Cash and cash equivalents, beginning of period                     2,574            3,096
                                                                --------         --------

Cash and cash equivalents, end of period                        $  3,782         $  2,214
                                                                ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash (refunded) paid during the period for:
       Income taxes                                             $ (1,154)        $    708
                                                                --------         --------

     Non-cash transactions:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                     $  1,573         $    631
                                                                --------         --------


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 1996 and the statements of consolidated earnings and cash flows for the three month periods ended September 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1996 annual report to shareholders. The results of operations for the period ended September 30, 1996 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                                   (In thousands)
                                             ---------------------------
                                              Sept 30,          June 30,
                                                1996              1996
                                             --------           --------
         Materials                            $16,150           $15,711
         Work in Process                        6,902             7,064
         Finished Goods                        14,659            11,982
                                              -------           -------
                                              $37,711           $34,757
                                              =======           =======

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the three months ended September 30, 1996 are as follows:

                                                            (In thousands)
                                                            --------------
         Net income (loss)                                     $(3,298)
         Translation adjustments                                   (36)
         Common stock and additional paid-in
               capital effects of stock option activity             (5)
                                                               -------
         Total decrease in stockholders' equity                $(3,339)
                                                               =======

4.  SETTLEMENTS OF LITIGATION

The Company settled litigation during the first quarter of fiscal 1997 resulting in the following charges against first quarter earnings:

     $5,550,000 before taxes, $3,291,000 after income tax, equivalent to $0.20 per share to settle the shareholder class action securities lawsuit, including related legal fees.

     $3,004,000 before taxes, $1,807,000 after income tax, equivalent to $0.11 per share to settle the patent infringement lawsuit filed by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device, including related legal fees. The settlement allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation.

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


                                  DATASCOPE CORP.
                                  Registrant







                                  By: LAWRENCE SAPER
                                     --------------------------
                                      Lawrence Saper
                                      Chairman of the Board and
                                      Chief Executive Officer






                                  By: MURRAY PITKOWSKY
                                     --------------------------
                                      Murray Pitkowsky
                                      Senior Vice President and
                                      Secretary




Dated:  November 13, 1996