Form 10-Q
period 1996-12-31
DATASCOPE CORP
filed 1997-02-14
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For Quarter Ended December 31, 1996
                           OR

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

                     YES __X__ NO___________

Number of Shares of Company's Common Stock outstanding as of January 31, 1997:
16,148,467.

                        DATASCOPE CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

   NET SALES

      Net sales increased 10% and 7% in the second quarter and first six months of fiscal 1997, respectively, compared to the corresponding periods last year, as a result of the continued U.S. sales growth of VasoSeal(R), which was introduced to the U.S. market in the second quarter last year, and increased sales in the domestic patient monitoring business. Sales of cardiac assist and vascular graft products were unchanged in the second quarter of fiscal 1997 compared to the second quarter last year, reflecting an improvement from the first quarter of fiscal 1997 when sales of both products were below the comparable period of the prior year.

      After posting sales declines in each of the previous two quarters, sales of cardiac assist products in the second quarter improved to equal sales of the year ago period, despite continued intense competition that resulted in lower prices of intra-aortic balloon catheters and pumps, competitive offerings of balloon catheters for evaluation and more shipments of pumps under terms that result in future revenues. The company believes it has not lost market share since competition increased about nine months ago. However, the company expects that the current competitive conditions will continue.

      Sales of InterVascular, Inc. in the second quarter were flat compared to last year because of a 40% price reduction on vascular graft products imposed by the French government in November 1996. International sales currently account for the bulk of InterVascular sales and France is its single largest market. While sales growth is expected to resume from a lower sales base created by the price cut, favorable sales comparisons are not anticipated until after the InterGard(TM) collagen-coated grafts receive marketing clearance in Japan or the U.S. where regulatory applications are pending. For the six month period, vascular graft sales were lower in fiscal 1997 compared to the same period in fiscal 1996, primarily due to reduced shipments to the Japanese distributor in the first quarter, which reduced its inventory of non-coated grafts in anticipation of obtaining regulatory approval of the company's InterGard collagen-coated grafts.

      Sales of patient monitoring products increased in the second quarter and first six months of fiscal 1997 due to strong domestic sales growth, particularly sales of the new Passport(R) XG monitor introduced in June 1996. The new Passport XG features a larger and brighter screen than any competitive portable monitor and the company's market position is expected to be strengthened further with the recent introduction of the Passport XG-CD monitor with a color display screen.

      Sales of VasoSeal in the U.S. exceeded an annualized rate of $13 million, a 48% increase over the first quarter of fiscal 1997. The company added a substantial number of new hospital accounts and repeat orders continued to grow. The continued strong sales performance of VasoSeal reflects excellent acceptance by doctors in the interventional cardiology market and the impact of the national sales and training effort mounted by the company.

      During the second quarter the company received Food and Drug Administration approval to market VasoSeal for sealing vascular punctures following interventional radiology procedures. The company believes that VasoSeal is the first and only device of its kind to receive this new indication for use in the U.S. While the potential of this new interventional market has yet to be determined, the company expects that it should contribute to meeting the company's goals for continued growth of VasoSeal sales.

      The foreign exchange rate effect of the stronger U.S. dollar compared to major European currencies decreased total sales by approximately $545 thousand and $830 thousand in the second quarter and first six months of fiscal 1997, respectively, compared to the same periods last year.

   GROSS PROFIT (NET SALES LESS COST OF SALES)

      The gross profit percentage was 65.3% and 65.2% for the second quarter and first six months of fiscal 1997, respectively, compared to 65.9% and 65.7% for the corresponding periods last year, with the reduction primarily attributable to lower average selling prices for cardiac assist and patient monitoring products.

   RESEARCH AND DEVELOPMENT (R&D)

      R&D expenses, as a percentage of sales, amounted to 11.8% and 13.3% in the second quarter and first six months of fiscal 1997, respectively, as compared to 11.2% and 11.7% for the same periods last year.

      Total R&D expenses increased $1.0 million or 17% and $2.5 million or 22% in the second quarter and first six months of fiscal 1997, respectively, compared to the same periods last year due to increased new product development in all businesses.


   SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

      SG&A expenses, as a percentage of sales, were 42.7% and 44.6% in the second quarter and first six months of fiscal 1997, respectively, compared to 42.5% and 43.7% for the corresponding periods last year.

      SG&A expenses increased $2.4 million or 11% in the second quarter and $3.9 million or 9% in the first six months of fiscal 1997, compared to the corresponding periods last year. The increases were primarily attributable to the expansion of the

      U.S. VasoSeal field sales and training organization and higher selling expenses in the Patient Monitoring and Cardiac Assist divisions.

      The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $347 thousand and $536 thousand in the second quarter and first six months of fiscal 1997, respectively, compared to the corresponding periods last year.

   SETTLEMENTS OF LITIGATION

      Included in net earnings in the first six months of fiscal 1997 was the settlement expense for two lawsuits recorded in the first quarter:

      1) The shareholder class action securities lawsuit filed in November 1993 against the company. The cost of the settlement including legal fees was $5.6 million, $3.3 million after-tax or $0.20 per share.

      2) The patent infringement lawsuit filed in February 1996 by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device. The settlement of this lawsuit allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation. The cost of the settlement including legal fees was $3.0 million, $1.8 million after-tax or $0.11 per share.

      Included in net earnings in the second quarter and first six months of fiscal 1996 was the settlement of litigation brought by the company's wholly owned subsidiaries, InterVascular, Inc. and InterVascular S.A. (France), against several former employees and certain other defendants. Income from the settlement of this litigation, net of related expenses, was $10.7 million, $7.9 million after-tax, or $0.47 per share.

   INTEREST INCOME AND EXPENSE

      The higher interest income in the second quarter and first six months of fiscal 1997 compared to the same periods last year was primarily attributable to an increase in the investment portfolio, as cash generated from operations was invested in marketable securities.

   OTHER INCOME AND EXPENSE

      The company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at December 31, 1996 totaled $467 thousand, all of which were in European currencies, with maturities that do not exceed 12 months.

   NET EARNINGS

      Net earnings in the second quarter of fiscal 1997 improved to $5.0 million or $0.31 per share compared to $4.8 million, or $0.29 per share for the comparable quarter last year, excluding litigation settlement income of $10.7 million, $7.9 million after-tax or $0.47 per share for the comparable period of the prior year. The higher earnings resulted primarily from the improved performance of VasoSeal in addition to higher interest income and a lower income tax rate.

      Net earnings for the first six months of fiscal 1997 were $6.9 million or $0.42 per share compared to $7.9 million or $0.48 per share for the first six months last year, excluding litigation settlement expense of $8.6 million, $5.1 million after-tax, or $0.31 per share in fiscal 1997 and litigation settlement income of $10.7 million, $7.9 million after-tax, or $0.47 per share in fiscal 1996. The decline in earnings occurred in the first quarter as a result of higher R&D expense and lower earnings in the Cardiac Assist division.

   LIQUIDITY AND CAPITAL RESOURCES

      The company maintained its strong financial position during the first six months of fiscal 1997. Working capital was $108.7 million at December 31, 1996, compared to $121.4 million at June 30, 1996 with the decrease attributable to switching of $13.3 million of short-term to long-term investments. The current ratio at December 31, 1996 was 3.8:1 compared to 3.9:1 at June 30, 1996. Operating activities used $3.0 million of cash in the first six months of fiscal 1997 compared to $14.2 million cash provided by operating activities in the corresponding period last year. The decrease in cash provided by operating activities was primarily due to the receipt of litigation settlement income of $7.9 million last year, compared to litigation settlement disbursements of $5.1 million in the first six months of fiscal 1997.

      In the first six months of fiscal 1997, cash was used to purchase $2.2 million of plant and equipment and $13.3 million in long-term marketable securities, with maturities less than 5 years.

      On May 3, 1996 the company announced a stock repurchase program permitting the utilization of up to $20 million to buy back its common stock from time to time, subject to market conditions and other relevant factors affecting the company. During the first six months of fiscal 1997, 2,300 shares of the company's stock were repurchased at a cost of $39,000. Since inception of the stock repurchase program, the company repurchased 96,300 shares of stock at a cost of $1,710,000.

      Management believes that the company's financial resources are sufficient to meet its projected cash requirements including the expenditures expected under the stock repurchase program.

      The moderate rate of current U.S. inflation has not significantly affected the company.

   INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

      This management discussion and analysis of results of operations and financial condition includes forward-looking statements that are subject to uncertainty because of the possibility that market conditions may change, particularly as a result of the introduction of new products by competitors. Furthermore, there can be no assurance that recent sales and earnings growth trends will continue. Additional detailed information on factors that could potentially affect the company's financial results may be found in the company's filings with the Securities and Exchange Commission.

                        DATASCOPE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                        DEC. 31,     JUNE 30,
                                                          1996         1996
                                                        --------     --------
                                                       (unaudited)      (a)
ASSETS
Current Assets:
  Cash and cash equivalents                             $  1,794     $  2,574
  Short-term investments                                  46,918       64,805
  Accounts receivable, less allowance for doubtful
    accounts of $1,030 and $1,198                         48,316       50,559
  Inventories (Note 2)                                    40,395       34,757
  Prepaid expenses and other current assets                9,822       10,743
                                                        --------     --------
      Total Current Assets                               147,245      163,438

Property, Plant and Equipment, net of accumulated
  depreciation of $39,205 and $36,363                     44,718       43,973
Non-Current Marketable Securities                         30,712       17,364
Other Assets                                              10,376        9,689
                                                        --------     --------
                                                        $233,051     $234,464
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                      $  7,723     $  6,664
  Accrued expenses                                        22,687       23,372
  Accrued compensation                                     7,755        9,946
  Taxes on income                                            358        2,097
                                                        --------     --------
      Total Current Liabilities                           38,523       42,079

Other Liabilities                                         11,123       10,705

Stockholders' Equity (Note 3)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none                 --           --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,142,438 and 16,135,427 shares            161          161
  Additional paid-in capital                              42,600       42,548
  Treasury stock at cost, 96,300 and 94,000 shares        (1,710)      (1,671)
  Retained earnings                                      143,517      141,764
  Cumulative translation adjustments                      (1,163)      (1,122)
                                                        --------     --------
                                                         183,405      181,680
                                                        --------     --------
                                                        $233,051     $234,464
                                                        ========     ========

                 (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          SIX MONTHS ENDED           THREE MONTHS ENDED
                                                            DECEMBER 31,                DECEMBER 31,
                                                        ---------------------       ---------------------
                                                          1996         1995           1996         1995
                                                        --------     --------       --------     --------
NET SALES                                               $105,200      $98,200        $57,600      $52,300
                                                        --------      -------        -------      -------

Costs and Expenses:
  Cost of sales                                           36,616       33,720         19,967       17,859
  Research and development expenses                       13,939       11,450          6,808        5,839
  Selling, general and administrative expenses            46,878       42,938         24,620       22,244
  Settlements of litigation (Note 4)                       8,554      (10,691)            --      (10,691)
                                                        --------      -------        -------      -------
                                                         105,987       77,417         51,395       35,251
                                                        --------      -------        -------      -------
OPERATING EARNINGS                                          (787)      20,783          6,205       17,049

Other (Income) Expense:
  Interest income                                         (2,449)      (2,056)        (1,260)      (1,041)
  Interest expense                                             8           38              4           20
  Other, net                                                 279          346            141          211
                                                        --------      -------        -------      -------
                                                          (2,162)      (1,672)        (1,115)        (810)
                                                        --------      -------        -------      -------
EARNINGS BEFORE TAXES ON INCOME                            1,375       22,455          7,320       17,859

Taxes on Income                                             (378)       6,642          2,269        5,148
                                                        --------      -------        -------      -------
NET EARNINGS                                            $  1,753      $15,813        $ 5,051      $12,711
                                                        ========      =======        =======      =======

Earnings Per Share (Note 3)                             $   0.11      $  0.95        $  0.31      $  0.76
                                                        ========      =======        =======      =======
Weighted Average Number of Common and Common
  Equivalent Shares Outstanding (Note 3)                  16,264       16,564         16,297       16,647
                                                        ========      =======        =======      =======

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                          1996         1995
                                                        --------     --------
OPERATING ACTIVITIES:
  Net cash (used in) provided by operating activities    $(3,036)     $14,207
                                                         -------      -------
INVESTING ACTIVITIES:
  Capital expenditures                                    (2,233)      (3,129)
  Purchases of marketable securities                     (52,059)     (67,498)
  Maturities of marketable securities                     56,598       57,089
                                                         -------      -------
  Net cash provided by (used in) investing activities      2,306      (13,538)
                                                         -------      -------
FINANCING ACTIVITIES:
  Net cash provided by financing activities                   12          473
                                                         -------      -------
  Effect of exchange rates on cash                           (62)         166
                                                         -------      -------
(Decrease) Increase in cash and cash equivalents            (780)       1,308
Cash and cash equivalents, beginning of period             2,574        3,096
                                                         -------      -------
Cash and cash equivalents, end of period                 $ 1,794      $ 4,404
                                                         =======      =======
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash (refunded) paid during the period for:
    Income taxes                                         $  (110)     $ 4,221
                                                         -------      -------
  Non-cash transactions:
    Net transfers of inventory to fixed assets
      for use as demonstration equipment                 $ 3,096      $ 1,578
                                                         -------      -------

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheets as of December 31, 1996 and 1995, the statements of consolidated earnings for the three and six month periods ended December 31, 1996 and 1995 and the statements of consolidated cash flows for the six month periods ending December 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1996 annual report to shareholders. The results of operations for the period ended December 31, 1996 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                            (in thousands)
                                       ---------------------------
                                             Dec 31,           June 30,
                                              1996               1996
                                            --------           --------
     Materials                              $16,215            $15,711
     Work in Process                          6,462              7,064
     Finished Goods                          17,718             11,982
                                            -------            -------
                                            $40,395            $34,757
                                            =======            =======


3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the six months ended December 31, 1996 are as follows:

                                                      (in thousands)
                                                      --------------
     Net income                                           $1,753
     Translation adjustments                                 (41)
     Common stock and additional paid-in
        capital effects of stock option activity              13
                                                          ------
     Total increase in stockholders' equity               $1,725
                                                          ======

                        DATASCOPE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.  SETTLEMENTS OF LITIGATION

The Company settled litigation during the first quarter of fiscal 1997 resulting in the following charges against earnings:

     $5.6 million before taxes, $3.3 million after income tax, equivalent to $0.20 per share to settle the shareholder class action securities lawsuit, including related legal fees.

     $3.0 million before taxes, $1.8 million after income tax, equivalent to $0.11 per share to settle the patent infringement lawsuit filed by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device, including related legal fees. The settlement allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation.

In the second quarter of fiscal 1996 the Company settled all litigation brought by its wholly owned subsidiaries, InterVascular, Inc. and InterVascular, SA (France), against several former employees and certain other defendants. Income from the settlement of litigation, net of related expenses, was $10.7 million before taxes, $7.9 million after income tax, equivalent to $0.47 per share.

Part II:



     Item 2    Issuance of Unregistered Securities

               During the second quarter of fiscal 1997 the company granted 333,000 shares of stock options at exercise prices ranging from $16.50 to $20.25 per share.


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

                              DATASCOPE CORP.
                              Registrant







                        By: /s/ Lawrence Saper
                            ------------------------------
                            Lawrence Saper
                            Chairman of the Board and
                            Chief Executive Officer






                        By: /s/ Murray Pitkowsky
                            ------------------------------
                            Murray Pitkowsky
                            Senior Vice President and
                            Secretary






Dated:  February 13, 1997