Form 10-Q
period 1997-03-31
DATASCOPE CORP
filed 1997-05-14
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to __________________


                        Commission File Number 0-6516

                               DATASCOPE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-2529596
      -----------------------------------------------------------------
      (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

             14 Philips Parkway, Montvale, New Jersey  07645-9998
      -----------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100
                                                  ------------------------------

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

Number of Shares of Company's Common Stock outstanding as of April 30,1997:
16,235,992.

                        DATASCOPE CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

     NET SALES

         Net sales increased 6% and 7% in the third quarter and first nine months of fiscal 1997, respectively, compared to the corresponding periods last year, despite lower sales in the Cardiac Assist division and InterVascular, Inc., because of the continued U.S. sales growth of VasoSeal(R) and increased sales in the patient monitoring business.

         Sales of cardiac assist products in the third quarter and first nine months declined due to continued competition that resulted in lower prices of intra-aortic balloon catheters and pumps, competitive offerings of balloon catheters for evaluation and more shipments of pumps under terms that result in future revenues. The company expects that the current competitive conditions will continue and intends to compete vigorously to defend its market share.

         Sales of InterVascular, Inc. in the third quarter and first nine months of fiscal 1997 were below last year primarily because of a 40% price reduction on vascular graft products imposed by the French government in November 1996 and the unfavorable effect of foreign exchange due to the stronger U.S. dollar. Although unit sales of grafts exceeded prior year, favorable year-to-year dollar sales comparisons are not anticipated until after the InterGard(TM) collagen-coated grafts receive marketing clearance in Japan and the U.S.

         Sales of patient monitoring products increased in the third quarter and first nine months of fiscal 1997 due to strong domestic sales growth attributable to increased sales of the new Passport(R) XG monitor introduced in June 1996. The company believes the Passport XG has a larger and brighter screen than any competitive portable monitor and the introduction of the Passport XG-CD monitor with a color display screen in the third quarter is expected to further strengthen the company's market position. International sales of patient monitors grew in the third quarter, the first year-to-year quarterly sales increase since the fourth quarter of 1996, attributable to increased sales of Passports and of Accutorr Plus monitors which were introduced in international markets in the first quarter.

         Sales of VasoSeal in the U.S. exceeded an annualized rate of $19 million, a 42% increase over the second quarter of fiscal 1997. The company continued to add a substantial number of new hospital accounts and repeat orders continued to grow. The continued strong sales performance of VasoSeal reflects excellent acceptance by doctors in the interventional cardiology market and initial introduction in the interventional radiology market. The company received Food and Drug Administration (FDA) approval to market VasoSeal for sealing vascular punctures following interventional radiology procedures during the second quarter of fiscal 1997. On April 30, 1997, the company announced that it had received FDA approval to market VasoSeal for use following stent implantation. Stents, which are devices that support the arterial wall, are implanted in conjunction with approximately 40% of the 500,000 coronary angioplasty procedures performed annually in the U.S.

         The foreign exchange rate effect of the stronger U.S. dollar compared to major European currencies decreased total sales by approximately $460 thousand and $1.0 million in the third quarter and first nine months of fiscal 1997, respectively, compared to the same periods last year.

     GROSS PROFIT (NET SALES LESS COST OF SALES)

         The gross profit percentage was 64.6% and 65.0% for the third quarter and first nine months of fiscal 1997, respectively, compared to 65.1% and 65.5% for the corresponding periods last year, with the reduction primarily attributable to lower average selling prices for cardiac assist and vascular graft products.

     RESEARCH AND DEVELOPMENT (R&D)

         R&D expenses, as a percentage of sales, amounted to 10.7% and 12.3% in the third quarter and first nine months of fiscal 1997, respectively, as compared to 10.7% and 11.3% for the same periods last year.

         Total R&D expenses increased $0.4 million or 6% and $2.8 million or 16% in the third quarter and first nine months of fiscal 1997, respectively, compared to the same periods last year due to increased new product development in all businesses.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expenses, as a percentage of sales, were 41.7% and 43.5% in the third quarter and first nine months of fiscal 1997, respectively, compared to 41.9% and 43.1% for the corresponding periods last year.

         SG&A expenses increased $1.3 million or 6% in the third quarter and $5.2 million or 8% in the first nine months of fiscal 1997, compared to the corresponding periods last year. The increases were primarily attributable to the expansion of the U.S. VasoSeal field sales and training organization, higher selling expenses in the Patient Monitoring division and increased corporate expenses related to the addition of a Business Development department.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $290 thousand and $637 thousand in the third quarter and first nine months of fiscal 1997, respectively, compared to the corresponding periods last year.

     SETTLEMENTS OF LITIGATION

         Included in net earnings in the first nine months of fiscal 1997 was the settlement expense for two lawsuits recorded in the first quarter:

         1) The shareholder class action securities lawsuit was filed against the company in November 1993. The cost of the settlement including legal fees was $5.6 million, $3.3 million after-tax or $0.20 per share.

         2) The patent infringement lawsuit was filed in February 1996 by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device. The settlement of this lawsuit allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation. The cost of the settlement including legal fees was $3.0 million, $1.8 million after-tax or $0.11 per share.

         Included in net earnings in the first nine months of fiscal 1996 was income from litigation settlement against several former employees of InterVascular, Inc. of $10.7 million, $7.9 million after-tax, or $0.47 per share.

     INTEREST INCOME AND EXPENSE

         Interest income in the third quarter of 1997 was the same as the third quarter last year as the average investment portfolio and average yields were essentially unchanged. However, interest income in the first nine months of fiscal 1997 was higher compared to the same period last year primarily attributable to an increase in the investment portfolio, due to cash generated from operations including cash from the settlement of InterVascular litigation received in December 1995 which was invested in marketable securities.

     OTHER INCOME AND EXPENSE

         The company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at March 31, 1997 totaled $448 thousand, all of which were in European currencies, with maturities that do not exceed 12 months.

     NET EARNINGS

         Net earnings in the third quarter of fiscal 1997 improved to $5.7 million or $0.35 per share compared to $5.4 million, or $0.33 per share for the comparable quarter last year. The higher earnings resulted primarily from the improved performance of VasoSeal and the Patient Monitoring division, and to a lower income tax rate, which offset lower results in the Cardiac Assist division and InterVascular, Inc.

         Excluding litigation settlement expense or income, net earnings for the first nine months of fiscal 1997 were $12.6 million or $0.77 per share compared to $13.4 million or $0.81 per share for the first nine months last year. Litigation settlement expense amounted to $8.6 million, $5.1 million after-tax, or $0.31 per share in fiscal 1997 and litigation settlement income amounted to $10.7 million, $7.9 million after-tax, or $0.47 per share in fiscal 1996. The decline in earnings occurred in the first quarter as a result of higher R&D expense, lower earnings in the Cardiac Assist division and expenses related to the expansion of the VasoSeal direct marketing organization.

     LIQUIDITY AND CAPITAL RESOURCES

         The company maintained its strong financial position during the first nine months of fiscal 1997. Working capital was $122.9 million at March 31, 1997, compared to $121.4 million at June 30, 1996 and the current ratio at March 31, 1997 was 4.2:1 compared to 3.9:1 at June 30, 1996. Cash provided by operating activities of $2.9 million in the first nine months of fiscal 1997 compares to $19.1 million in the corresponding period last year. The decrease was primarily due to the receipt of litigation settlement income of $7.9 million last year, compared to litigation settlement disbursements of $5.1 million in the first nine months of fiscal 1997.

         In the first nine months of fiscal 1997, cash was used to purchase $3.8 million of capital equipment compared to $4.4 million in the same period last year.

         On May 3, 1996 the company announced a stock repurchase program permitting the utilization of up to $20 million to buy back its common stock from time to time, subject to market conditions and other relevant factors affecting the company. During the first nine months of fiscal 1997, 102,300 shares of the company's stock were repurchased at a cost of $1,992,000. Since inception of the stock repurchase program, the company repurchased 196,300 shares of stock at a cost of $3,663,000.

         Management believes that the company's financial resources are sufficient to meet its projected cash requirements including the expenditures expected under the stock repurchase program.

         The moderate rate of current U.S. inflation has not significantly affected the company.

     INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

         This management's discussion and analysis of results of operations and financial condition includes forward-looking statements that are subject to uncertainty because of the possibility that market conditions may change, particularly as a result of the introduction of new cardiac assist products by competitors and because the timing of regulatory approvals is uncertain. Furthermore, there can be no assurance that recent sales and earnings growth trends will continue. Additional detailed information on factors that could potentially affect the company's financial results may be found in the company's filings with the Securities and Exchange Commission.

                        DATASCOPE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            MAR 31,           JUNE 30,
                                                             1997               1996
                                                           ---------         ---------
ASSETS                                                    (unaudited)           (a)
Current Assets:
  Cash and cash equivalents                                $   3,043         $   2,574
  Short-term investments                                      59,689            64,805
  Accounts receivable, less allowance for doubtful
    accounts of $1,083 and $1,198                             47,804            50,559
  Inventories (Note 2)                                        41,037            34,757
  Prepaid expenses and other current assets                   10,239            10,743
                                                           ---------         ---------
      Total Current Assets                                   161,812           163,438

Property, Plant and Equipment, net of accumulated
  depreciation of $40,662 and $36,363                         44,848            43,973
Non-Current Marketable Securities                             20,008            17,364
Other Assets                                                  10,320             9,689
                                                           ---------         ---------
                                                           $ 236,988         $ 234,464
                                                           =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                         $   7,375         $   6,664
  Accrued expenses                                            20,978            23,372
  Accrued compensation                                         8,034             9,946
  Taxes on income                                              2,502             2,097
                                                           ---------         ---------
      Total Current Liabilities                               38,889            42,079

Other Liabilities                                             11,248            10,705
Stockholders' Equity (Note 3)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none                     --                --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,235,836 and 16,135,427 shares                162               161
  Additional paid-in capital                                  43,995            42,548
  Treasury stock at cost, 196,300 and 94,000 shares           (3,663)           (1,671)
  Retained earnings                                          149,267           141,764
  Cumulative translation adjustments                          (2,910)           (1,122)
                                                           ---------         ---------
                                                             186,851           181,680
                                                           ---------         ---------
                                                           $ 236,988         $ 234,464
                                                           =========         =========


                (a) Derived from audited financial statements.
                See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                     MARCH 31,                          MARCH 31,
                                            ---------------------------         -------------------------
                                              1997              1996              1997             1996
                                            ---------         ---------         --------         --------
NET SALES                                   $ 163,100         $ 152,800         $ 57,900         $ 54,600
                                            ---------         ---------         --------         --------

Costs and Expenses:
  Cost of sales                                57,118            52,783           20,502           19,063
  Research and development
    expenses                                   20,119            17,274            6,180            5,824
  Selling, general and
    administrative expenses                    71,017            65,797           24,139           22,859
  Settlements of litigation (Note 4)            8,554           (10,691)              --               --
                                            ---------         ---------         --------         --------
                                              156,808           125,163           50,821           47,746
                                            ---------         ---------         --------         --------

OPERATING EARNINGS                              6,292            27,637            7,079            6,854

Other (Income) Expense:
  Interest income                              (3,568)           (3,193)          (1,119)          (1,137)
  Interest expense                                 14                44                6                6
  Other, net                                      488               508              209              162
                                            ---------         ---------         --------         --------
                                               (3,066)           (2,641)            (904)            (969)
                                            ---------         ---------         --------         --------

EARNINGS BEFORE TAXES ON INCOME                 9,358            30,278            7,983            7,823

Taxes on Income                                 1,855             9,028            2,233            2,386
                                            ---------         ---------         --------         --------

NET EARNINGS                                $   7,503         $  21,250         $  5,750         $  5,437
                                            =========         =========         ========         ========


Earnings Per Share (Note 3)                 $    0.46         $    1.28         $   0.35         $   0.33
                                            =========         =========         ========         ========

Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding (Note 3)                  16,349            16,556           16,544           16,602
                                            =========         =========         ========         ========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                --------------------------
                                                                  1997              1996
                                                                --------         ---------
OPERATING ACTIVITIES:
     Net cash provided by operating activities                  $  2,854         $  19,145
                                                                --------         ---------

INVESTING ACTIVITIES:
     Capital expenditures                                         (3,783)           (4,361)
     Purchases of marketable securities                          (71,234)         (106,097)
     Maturities of marketable securities                          73,706            90,889
                                                                --------         ---------
     Net cash used in investing activities                        (1,311)          (19,569)
                                                                --------         ---------

FINANCING ACTIVITIES:
     Net cash (used in) provided by financing activities            (544)              512
                                                                --------         ---------

     Effect of exchange rates on cash                               (530)              247
                                                                --------         ---------

 Increase in cash and cash equivalents                               469               335
Cash and cash equivalents, beginning of period                     2,574             3,096
                                                                --------         ---------

Cash and cash equivalents, end of period                        $  3,043         $   3,431
                                                                ========         =========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash (refunded) paid during the period for:
       Income taxes                                             $    (21)        $   8,617
                                                                --------         ---------

     Non-cash transactions:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                     $  4,534         $   2,925
                                                                --------         ---------


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheets as of March 31, 1997 and 1996, the statements of consolidated earnings for the three and nine month periods ended March 31, 1997 and 1996 and the statements of consolidated cash flows for the nine month periods ending March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1996 annual report to shareholders. The results of operations for the period ended March 31, 1997 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                                   (In thousands)
                                              -------------------------
                                              Mar 31,           June 30,
                                               1997              1996
                                              -------           -------
         Materials                            $15,251           $15,711
         Work in Process                        5,853             7,064
         Finished Goods                        19,933            11,982
                                              -------           -------
                                              $41,037           $34,757
                                              =======           =======

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the nine months ended March 31, 1997 are as follows:

                                                           (In thousands)
                                                           --------------
         Net income                                            $ 7,503
         Translation adjustments                                (1,788)
         Purchase of treasury stock                             (1,992)
         Common stock and additional paid-in
               capital effects of stock option activity          1,448
                                                               =======
         Total increase in stockholders' equity                $ 5,171
                                                               =======

                        DATASCOPE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.  SETTLEMENTS OF LITIGATION

The Company settled litigation during the first quarter of fiscal 1997 resulting in the following charges against earnings :

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

Part II:



        Item 2        Issuance of Unregistered Securities

                      During the third quarter of fiscal 1997 the company granted 56,000 shares of stock options at exercise prices ranging from $22.50 to $22.625 per share.


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

                                   DATASCOPE CORP.
                                   Registrant





                                   By: /s/      LAWRENCE SAPER
                                       ----------------------------------------
                                       Lawrence Saper
                                       Chairman of the Board and
                                       Chief Executive Officer






                                   By: /s/      MURRAY PITKOWSKY
                                       -----------------------------------------
                                       Murray Pitkowsky
                                       Senior Vice President and
                                       Secretary




Dated:  May 14, 1997