Form 10-K
period 1997-06-30
DATASCOPE CORP
filed 1997-09-29
CIK 27096

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
                     [X] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                          FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM             TO
                          COMMISSION FILE NUMBER 0-6516

                            ------------------------

                                DATASCOPE CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       13-2529596
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
               14 PHILIPS PARKWAY
              MONTVALE, NEW JERSEY                                   07645
             (ADDRESS OF PRINCIPAL                                 (ZIP CODE)
               EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 391-8100
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                (Title of Class)
                     Common Stock, par value $.01 per share
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                Yes      [X] [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of September 15, 1997, is approximately $292,000,000.

     The number of shares outstanding of each of the registrant's classes of common stock, as of September 15, 1997, is as follows:

                  CLASS                       NUMBER OF SHARES
------------------------------------------    ----------------
     Common Stock, par value $.01 per
       share                                     16,028,883

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's proxy statement in connection with its 1997 annual meeting of shareholders (the "Proxy Statement") is incorporated by reference into Part III.
================================================================================

                                     PART I

     This Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K and include statements regarding the intent, belief or current expectations of Datascope Corp. (the "Company"), that relate to, among other things, trends affecting the Company's financial condition or results of operations and the Company's business and strategies. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of many important factors. Many of these important factors are outside of the Company's control, including competitive factors and changes in government regulation. The accompanying information contained in this Report on Form 10-K, including, without limitation, the information set forth below under Item 1 regarding the description of the business of the Company and under
Item 7 concerning "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies additional important factors that could cause such differences. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 1.  BUSINESS.

     The Company manufactures proprietary products for clinical health care markets in interventional cardiology, radiology, anesthesiology, cardiovascular and vascular surgery and for use in emergency rooms and intensive care units. The Company's products are distributed worldwide by direct sales personnel and independent distributors. The Company was organized as a New York corporation in 1964 and was reincorporated in Delaware in 1989.

     The Company's business is primarily conducted through its four operating divisions, Cardiac Assist, Patient Monitoring, Collagen Products and InterVascular. The Company's core businesses are cardiac assist systems (intra-aortic balloon pump, or "IABP", systems) and multi-function patient monitoring devices. The Company's Collagen Products Division manufactures and sells the VasoSeal(R) Vascular Hemostasis Device ("VHD"). On September 29, 1995, the Food and Drug Administration (the "FDA") approved the VasoSeal Pre-Market Approval Application, making it the first device of its kind to be approved in the United States. The VasoSeal device can rapidly seal arterial punctures after procedures requiring femoral arterial catheterization, including balloon angioplasty, diagnostic angiography and the use of stents, and can result in reduced time to hemostasis, reduced time to ambulation and increased patient satisfaction. The Collagen Products Division also manufactures other hemostatic products that are utilized during surgical procedures. See " -- Collagen Products". InterVascular manufactures and sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

     The following table sets forth the relative contribution of the Company's principal classes of products to total sales for the periods indicated:

                                                             FISCAL YEAR ENDED JUNE 30,
                                                             --------------------------
                                                             1997       1996       1995
                                                             ----       ----       ----
        Cardiac Assist.....................................   46%        51%        52%
        Patient Monitoring.................................   39%        37%        38%
        Collagen Products..................................    8%         4%         3%
        Vascular Grafts....................................    7%         8%         7%

     Cardiac Assist. The Company is widely recognized as the leading manufacturer and distributor of IABP systems. IABP therapy increases the heart's output and the supply of oxygen-rich blood to the heart, while reducing the heart muscle's workload and its oxygen demand. IABP therapy is used to stabilize heart function in instances of cardiogenic shock, before and after open heart surgery and in the management of heart failure. IABP also plays an important role in supporting acute angioplasty intervention, especially in the high risk patient. It is also used to relieve refractory unstable angina and to correct certain instances of medically resistant cardiac arrhythmias.

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

     The Company manufactures a broad line of disposable intra-aortic balloon ("IAB") catheters for use with balloon pumps. The Company offers IAB catheters that permit sheathless insertion. Sheathless insertion results in a 30% reduction of the cross-sectional-indwelling area occupied by the catheter compared to insertion using a 10Fr. Sheath. This means less obstruction to blood flow and better peripheral circulation. In May 1997, the Company introduced in both the United States and Europe a new 25cc IAB specifically designed for use with patients who are 5 feet or less in height.

     In fiscal 1994, the Company began shipping the System 97 "Small Wonder"(TM), a compact IABP designed for use either at bedside or in transport. The System 97 has the most advanced features and performance of any console balloon pump now being sold, including a built-in computer modem that provides telephone transmission of data for remote diagnosis. In addition, the System 97 has been designed in a compact form to utilize less floor space than competing systems. The Company believes that the market for small IABPs accounts for more than two-thirds of the total IABP market.

     In August 1996, Datascope introduced the System 96 intra-aortic balloon pump at the European Society of Cardiology conference. The System 96 was designed to address the need for a simple, yet cost-effective pump in markets outside the United States. The System 96 incorporates many of the advanced features seen in earlier pumps and provides the performance and flexibility hospitals expect in a variety of clinical situations.

     In September 1997, Datascope introduced the new System 97e with CardioSync software at the European Society of Cardiology conference. CardioSync software is designed to assist as many beats as possible in the presence of complex cardiac rhythms in both ECG and pressure trigger modes. System 97e users can optimize beat-to-beat support with minimal user intervention. Worldwide shipments are expected to begin in late October 1997.

     In September 1997, Datascope introduced the new FlexiSheath(TM) Percutaneous Catheter Introducer in Japan and in the European Community. FDA approval is pending. The FlexiSheath has exceptional kink resistence, allowing it to easily navigate tortuous vessels. In addition, the transition of the FlexiSheath from the dilator to the sheath is very smooth, allowing easy insertion. The FlexiSheath has the same diameter as Datascope's standard introducer sheath, providing the same insertion profile.

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

     The Company manufactures the PASSPORT(R) monitor, a portable, battery-powered, multi-parameter patient monitor that offers the features of a traditional bedside monitor, including measurement of electrocardiogram ("ECG"), blood pressure, temperature, respiration and pulse oximetry, in a transportable unit that can move with the patient to different settings in the hospital. The Company's Passport(R) XG monitor features a larger and brighter screen than competitive portable monitors. In January 1997, the Company introduced the Passport(R) XG-CD monitor with a color display. The Company also offers the PASSPORT EL monitor, with a large electroluminescent display panel providing a wide viewing angle.

     The Passport has five lead ECG capability for better detection of the onset of cardiac ischemia. A basic version of the Passport is also available containing only ECG, temperature, and pressure. The basic Passport is designed to allow customers to purchase the monitor at a lower price, and upgrade as their needs warrant. In addition, a remote color display option was added to the Passport, which permits the remote viewing of patient information in operating rooms and other environments.

     The Company plans to continue introducing upgrades to its Passport monitors, subject to FDA 510(k) registration. These upgrades include a new five-agent, automatic-identification gas module.

     In addition, the Company offers the VISA(TM) central station monitor, which can be connected with up to eight Passport monitors. The VISA central station can communicate using hard wire, or a mix of ambulatory and telemetry communication, simultaneously. In ambulatory communication, information is transmitted from the Passport monitor attached to the patient. These various communications options allow the patient to receive continuous care in the appropriate facility location (bedside or other location, for example, the X-ray suite). In addition, a clinical or hospital information interface capability was added to the VISA, providing the user with the capability of communicating patient demographic and clinical information from the VISA to their clinical or hospital information system.

     In fiscal 1996, the Company began selling the new Accutorr(R) Plus non-invasive blood pressure ("NIBP") monitor in international markets. The Accutorr Plus measures NIBP, pulse oximetry and temperature. The Accutorr Plus is the first NIBP monitor with an integrated patient database that provides automatic record keeping on up to 100 measures. The Accutorr Plus is expected to be introduced in the U.S. after the requisite 510(k) clearance is obtained.

     All of the monitoring product lines offered by the Company include versions that can monitor blood oxygen saturation. This feature uses the proprietary FLEXISENSOR(R) sensor and SENSOR GUARD(R) sensor, which offer a low cost disposable sensor system for pulse oximetry.

     Collagen Products. The Company's Collagen Products Division manufactures and sells two principal product lines: (1) the VasoSeal(R) VHD device, which can rapidly seal femoral arterial punctures after catheterization procedures, including balloon angioplasty and diagnostic angiography, and (2) other hemostatic products that are utilized during surgery. In 1997, physicians will perform approximately 3,200,000 angiography and 700,000 balloon angioplasty procedures in both interventional cardiology and radiology in the United States, according to industry estimates. Based on currently approved indications for use, the above procedures represent the potential market for VasoSeal in the United States and are growing at an estimated 12% and 6% annual rate for balloon angioplasty and diagnostic angiography, respectively.

     On September 29, 1995, the VasoSeal device was approved by the FDA for sale in the United States for coronary procedures, making it the first device of its kind to be approved in the United States. The Company believes that the VasoSeal device has created an entirely new market for improved management of arterial puncture wounds made for catheterization procedures.

     The initial FDA approval for the VasoSeal device covered the claims of reduced time to hemostasis and immediate removal of the sheath used during certain coronary procedures, which is now left in place for around 4 hours. In August 1996, the FDA approved revised VasoSeal labeling that includes the claim that patients can be ambulated significantly earlier when using the VasoSeal device, rather than under conventional clinical practice using manual or mechanical compression. As an example, in the clinical study submitted to support the new labeling, 80% of angiography patients receiving the VasoSeal device were able to ambulate within 1 hour following removal of the catheter sheath, compared with 4 to 6 hours under standard clinical practice.

     Early ambulation made possible by the VasoSeal device should result, the Company believes, in significant potential cost savings for hospitals because patients can be moved to lower, potentially less costly levels of care. In addition, human and material resources are reduced, which results in improved hospital efficiencies. At present, upon removal of the catheterization sheath, the patient typically requires prolonged manual compression at the arterial puncture site followed by the application of a pressure dressing, sand bag or other mechanical compression device. In addition, the patient is required to remain in bed for several hours or even overnight. Clinical studies have shown that the VasoSeal device can cause rapid sealing at the arterial puncture site, eliminating the need for prolonged compression, which allows the patient to get out of bed more quickly. The ability to claim early ambulation and its potential to lower cost and increase revenue should accelerate the VasoSeal device's penetration of the vascular sealing market in the United States.

     In December 1996, the FDA approved the VasoSeal device for use in diagnostic and interventional radiology procedures. In April 1997, the Company received FDA approval to market the VasoSeal device for use following stent implantation. Stents, which are devices that support the arterial wall, are implanted in conjunction with approximately 45-50% of the 700,000 coronary and peripheral balloon angioplasty procedures performed annually in the United States. The VasoSeal device was the first vascular closure device approved in the United States for use after stent implantation.

     In September 1997, the FDA approved deployment of the VasoSeal device by health care professionals other than physicians. In addition to physicians, the VasoSeal device may now be deployed by nurses and technicians who have participated in a VasoSeal training program. The Company believes that this latest approval will further enhance the market penetration of the VasoSeal device.

     The Company has had extensive experience with the VasoSeal device in Europe since 1992. During calendar years 1993 through 1995, the Company received regulatory approvals to market the VasoSeal device in Canada, Australia, Italy, Spain and the Netherlands. In September 1994, the Company received regulatory approval to market the VasoSeal device in Japan. However, the Company is awaiting approval for insurance reimbursement in Japan. Until such time, market penetration may be limited. In addition, registration activity (CE Mark) is proceeding for distribution throughout Europe.

     The Collagen Products Division also manufactures a collagen hemostatic pad and a fibrillar collagen hemostat which are sold in the United States and abroad. These products are used to control bleeding during surgery.

     InterVascular. The Company's InterVascular subsidiary manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. InterGard(TM) is InterVascular's collagen coated graft. With the recent approval of InterGard in both the U.S. and Japan, InterGard is now sold in all major world markets.

     InterVascular continues to market its FDA approved uncoated grafts, including the ULP, in the U.S. and Japan. The ULP is the first graft of its kind to be approved with the claim that preclotting is not necessary. In Europe, InterVascular also produces a small caliber, collagen coated graft, InterGard(TM) Ultra Thin, specifically for the peripheral market, which together with the rest of the InterGard coated products is gaining acceptance as an effective alternative to the market leader, PTFE (Teflon(R)), in this clinical application.

     In November 1996, the French Government imposed a 40% price reduction on vascular graft products; international sales currently account for the bulk of InterVascular sales and France is its single largest market. Sales growth is expected to resume from a lower sales base created by the price reduction and favorable sales comparisons are anticipated later in fiscal 1998 now that the InterGard(TM) collagen-coated grafts have received marketing clearance in Japan and the United States.

RESEARCH AND DEVELOPMENT

     For the three years ended June 30, 1997, 1996 and 1995 the Company spent approximately $26,815,000, $24,275,000 and $19,400,000, respectively, on research and development relating to the development of new products and the improvement of existing products. The increase in research and development expenditures reflects the Company's continuing efforts to develop new products such as the VasoSeal device and to expand existing product lines. The Company has established relationships with several teaching hospitals for the purpose of clinically evaluating new products, and also has consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

MARKETS AND SALES

     The Company's products are sold throughout the world through its own direct sales organization and through independent distributors. The Company's worldwide sales organization employs over 300 people consisting of sales representatives, sales managers, clinical education specialists and sales support personnel. The Company's worldwide clinical education staff, most of whom are critical care and catheterization lab nurses, conducts seminars and provides in-service training to nurses and physicians on a continuing basis. The Company provides support services, including warranty service, invoicing and inventory support, to its worldwide sales organization.

     The Company's cardiac assist products are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and to community hospitals with cardiac catheterization laboratories. More recently sales have been made, to a growing degree, to a broader range of hospitals, where IABP is used for temporary support to the patient's heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open heart surgery, can be conducted.

     The Company's monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, and labor and delivery rooms. The Company's collagen products are sold to both interventional cardiology and radiology labs, both in the hospital and within freestanding diagnostic facilities.

     The Company provides service and maintenance to purchasers of its products under warranty, and thereafter on a contract basis. The Company employs service representatives in the United States and Europe and maintains service facilities in the United States, the Netherlands, France, Germany and the United Kingdom. Service revenues accounted for approximately 7% of the Company's revenues in fiscal 1997. The Company conducts regional service seminars throughout the United States for its customers and their biomedical engineers and service technicians.

     During the three fiscal years ended June 30, 1997, 1996 and 1995, foreign sales represented approximately 31%, 36% and 34%, respectively, of the Company's total sales. The Company is continuing to actively expand its international presence. The Company has subsidiaries in the United Kingdom, France, Germany and the Netherlands, and InterVascular has subsidiaries in France, Italy and Germany. Because a portion of the Company's foreign sales are made in foreign currencies, the Company bears the risk of adverse changes in exchange rates for such sales. Reference is made to Notes 2 and 8 to the Financial Statements for additional information with respect to the Company's foreign operations. The Company's sales are broadly based and no customer accounts for more than 10% of its total sales.

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

REGULATION

     The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. The Medical Device Amendment of 1976 and the Safe Medical Device Act of 1990, amendments to the Federal Food, Drug and Cosmetics Act of 1938 (the "Act"), require manufacturers of medical devices to comply with certain controls that regulate the composition, labeling, testing, manufacturing and distribution of medical devices. FDA regulations known as "Current Good Manufacturing Practices for Medical Devices" provide standards for the designing, manufacturing, packaging, labeling, storing, installing and servicing of medical devices. Facilities used by the Company to manufacture or assemble the Company's products are subject to routine FDA inspections. The FDA may also conduct investigations and evaluations of the Company's products at its own initiative or in response to customer complaints or reports of malfunctions. The FDA also has the authority to require manufacturers to recall or correct marketed products which it believes do not comply with the requirements of the Act.

     Under the Act, all medical devices are classified as Class I, Class II, or Class III devices. In addition to the above requirements, Class II devices must comply with pre-market notification (510(k)) regulations and with performance standards or special controls established by the FDA. Subject to certain exceptions, a Class III device must receive pre-market approval ("PMA") from the FDA before it can be commercially distributed in the United States. The Company's principal products are designated as Class II and Class III devices.

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

     In April 1995, the FDA decided to apply the provisions of the Application Integrity Policy ("AIP") to products manufactured by the Company's Patient Monitoring Division and InterVascular, Inc. The AIP generally provides that substantive review of marketing applications are suspended pending an assessment by the FDA of the validity of the data contained in such applications. The AIP resulted in longer time frames for product approvals for the affected business units. In October 1996 the FDA advised the Company that it has satisfied the requirements of the AIP. As a result, the FDA resumed its review of all pending and future marketing submissions for products manufactured by the Company's Patient Monitoring Division and InterVascular subsidiary.

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

HEALTH CARE REFORM

     The U.S. Congress is currently considering a number of different proposals for health care reform. The Company believes that concerns about potential health care reform legislation have slowed the domestic sales of medical devices generally. Management of the Company cannot predict at this time what impact, if any, the adoption by the United States Congress of health care reform legislation would have on the business of the Company.

ITEM 2.  PROPERTIES.

     The following table sets forth information with respect to the real property owned or leased by the Company and its subsidiaries which the Company considers material to its business.

                                                                               OWNERSHIP OR
                                                                                EXPIRATION
        LOCATION               GENERAL CHARACTER AND USE OF PROPERTY           DATE OF LEASE
-------------------------      --------------------------------------      ---------------------
Montvale, New Jersey.....      38,000 sq. feet, used as the Company's              Owned
                               corporate headquarters and as offices
                               for the Collagen Products Division
Paramus, New Jersey......      35,600 sq. feet, used for offices by          December 31, 1998
                               the Patient Monitoring Division and         with option to renew
                               for the corporate service facility
Paramus, New Jersey......      72,700 sq. feet, used for research and        December 31, 1998
                               development and the manufacture of          with option to renew
                               instrumentation systems
Fairfield, New Jersey....      75,000 sq. feet, used for offices by                Owned
                               the Cardiac Assist Division and in the
                               manufacture of disposable products
Clearwater, Florida......      25,000 sq. feet, used by InterVascular      Leased until October
                               for offices and in the manufacture of         31, 2000 with an
                               vascular grafts                              option to purchase
La Ciotat, France........      18,000 sq. feet, used by InterVascular              Owned
                               for the production of vascular grafts
Vaals, The Netherlands...      17,500 sq. feet, used in the                        Owned
                               manufacture of, and for research and
                               development relating to, collagen
                               products
Hoevelaken, The                12,700 sq. feet, used for sales and                 Owned
  Netherlands............      service offices

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

     The plaintiffs alleged, in substance, that Datascope and Lawrence Saper made material misrepresentations and omissions concerning the VasoSeal device's safety, efficacy, potential profitability and likelihood of FDA approval, in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs also alleged securities laws violations relating to alleged insider trading by Mr. Saper. The plaintiffs sought unspecified damages plus interest and costs and expenses incurred in the litigation, including reasonable attorneys' fees and experts' fees and other costs and disbursements. The Company and Mr. Saper moved to dismiss the Second Consolidated Complaint on October 11, 1994. The motion was granted in part, and denied in part on April 10, 1995. On January 22, 1996, the Court granted plaintiffs' motion for certifying a class consisting of all purchasers of Datascope common stock during the period from November 6, 1991 through and including September 1, 1993. In November 1996, the parties entered into a settlement, subject to court approval, which has cost the Company approximately $5.6 million, plus legal expenses. The class action settlement was approved by the court in February 1997.

     On March 4, 1996, the Company announced that Quinton Instrument Company and Sherwood Medical Company had filed a complaint in the United States District Court for the Eastern District of Virginia alleging that the VasoSeal device infringes on certain patents owned by Quinton. The complaint sought a permanent injunction as well as an unspecified amount of monetary damages. The matter was settled by allowing all parties to market their respective vascular hemostasis products with covenants against future litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Security Holders in the fourth quarter of fiscal 1997.

ITEM 4a.  EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth the names, ages and positions and offices with the Company held by the Company's present executive officers:

                                                              POSITIONS AND OFFICES
                    NAME                     AGE                  PRESENTLY HELD
    -------------------------------------  -------    --------------------------------------
    Lawrence Saper.......................    69       Chairman of the Board, President and
                                                      Chief Executive Officer
    Murray Pitkowsky.....................    66       Senior Vice President, Chief Financial
                                                      Officer, Secretary and Treasurer
    John Gilbert.........................    40       Vice President; President, Collagen
                                                      Products Division
    Timothy J. Haines....................    40       Vice President, International
                                                      Distribution and Markets
    Stanton Rowe.........................    46       Vice President, Business Development
    Jason Sholder........................    52       Vice President; President, Cardiac
                                                      Assist Division
    Donald Southard......................    51       Division Vice President; President,
                                                      Patient Monitoring Division
    Donald Southard......................    51       Vice President; President, Patient
                                                      Monitoring Division
    Russell D. Van Zandt.................    56       Vice President; President,
                                                      InterVascular, Inc.
    S. Arieh Zak, Esq....................    36       Vice President, Regulatory Affairs and
                                                      Corporate Counsel

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION

     The Company's common stock is traded over-the-counter and is listed on the NASDAQ National Market. (NASDAQ symbol: DSCP). The following table sets forth, for each quarter period during the last two fiscal years, the high and low sale prices as reported by NASDAQ.

                                  FISCAL YEAR                                HIGH     LOW
    -----------------------------------------------------------------------  ----     ---
    1996
    First Quarter..........................................................   21 1/2  15  3/4
    Second Quarter.........................................................   27 1/4  19  1/2
    Third Quarter..........................................................   25 1/2  20  1/2
    Fourth Quarter.........................................................   24      17

    1997
    First Quarter..........................................................   18 3/8  15  1/4
    Second Quarter.........................................................   21 1/2  15  1/4
    Third Quarter..........................................................   24 3/4  17  5/8
    Fourth Quarter.........................................................   21 1/4  17  1/2

     As of September 15, 1997, there were approximately 930 holders of record of the Company's common stock.

DIVIDEND POLICY

     The Company has never paid any cash dividends to its shareholders and presently intends to continue its policy of retaining its earnings for facility expansion, acquisitions and working capital purposes.

RECENT SALES OF UNREGISTERED SECURITIES

     On May 20, 1997 the Compensation Committee of the Board of Directors of the Company authorized the grant pursuant to the Datascope Corp. 1995 Stock Option Plan, to 22 employees of the Company, of options to purchase an aggregate of 85,000 shares of Common Stock at an exercise price of not less than the average of the high and low sale price of the Common Stock as quoted on the NASDAQ National Market on such date. On May 20, 1997 the Board of Directors of the Company also authorized the grant to two consultants to the Company of options to purchase an aggregate of 3,600 shares of Common Stock at an exercise price of not less than the average of the high and low sale price of the Common Stock as quoted on the NASDAQ National Market on such date.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information for the fiscal years 1993 through 1997 has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche, LLP, independent certified public accountants, whose report for fiscal years 1995 through 1997 is included elsewhere herein. All such information is qualified by reference to the financial statements included elsewhere herein.

                         SELECTED FINANCIAL INFORMATION

EARNINGS STATEMENT DATA:
  (in thousands, except per share data)

                                                          YEAR ENDED JUNE 30,
                                      ------------------------------------------------------------
                                        1997         1996         1995         1994         1993
                                      --------     --------     --------     --------     --------
Net sales...........................  $225,600     $211,300     $195,700     $182,800     $166,000
                                      --------     --------     --------     --------     --------
Cost of sales.......................    80,606       75,000       69,506       64,953       59,023
Cost of sales, point of view
  charge............................        --        9,600           --           --           --
Research and development............    26,815       24,275       19,400       18,765       16,704
Selling, general and
  administrative....................    96,151       89,708       84,249       78,208       72,205
Settlements of litigation...........     8,554      (10,691)          --           --           --
Gain on sale of assets of
  Angioplasty Division..............        --           --           --           --       (3,152)
                                      --------     --------     --------     --------     --------
                                       212,126      187,892      173,155      161,926      144,780
                                      --------     --------     --------     --------     --------
Operating earnings..................    13,474       23,408       22,545       20,874       21,220
Other (income) expense:
  Interest income...................    (4,744)      (4,226)      (2,855)      (1,608)      (1,376)
  Interest expense..................        18           50           55           24           19
  Other, net........................       380          743          366          353          500
                                      --------     --------     --------     --------     --------
                                        (4,346)      (3,433)      (2,434)      (1,231)        (857)
                                      --------     --------     --------     --------     --------
Earnings before taxes on income.....    17,820       26,841       24,979       22,105       22,077
Taxes on income.....................     3,716        6,424        7,640        6,437        6,337
                                      --------     --------     --------     --------     --------
Net earnings........................  $ 14,104     $ 20,417     $ 17,339     $ 15,668     $ 15,740
                                      ========     ========     ========     ========     ========
Earnings per share:
  Primary and fully diluted.........  $   0.86     $   1.24     $   1.07     $   0.97     $   0.97

BALANCE SHEET DATA:
  (in thousands)

                                                                JUNE 30,
                                      ------------------------------------------------------------
                                        1997         1996         1995         1994         1993
                                      --------     --------     --------     --------     --------
Total assets........................  $237,862     $234,464     $206,863     $185,421     $158,001
Long-term debt......................        --           --           --           --           --
Working capital.....................   123,716      121,359      110,744      102,943       96,475
Stockholders' equity................   192,243      181,680      163,319      144,062      127,777
Cash dividends......................        --           --           --           --           --

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                        DATASCOPE CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Excluding special items, net earnings for fiscal 1997 were $19.2 million compared to $18.1 million last year, equivalent to $1.17 per share versus $1.10 per share, respectively.

     Net earnings for fiscal 1997 including special charges of $5.1 million after tax or $0.31 per share amounted to $14.1 million or $0.86 per share, compared to $20.4 million or $1.24 per share in fiscal 1996 which included special income of $2.3 million after tax or $0.14 per share. Fiscal 1995 net earnings were $17.3 million or $1.07 per share. The special items included in fiscal 1997 and 1996 earnings were as follows:

     FY 1997

     1) Shareholder class action securities lawsuit settlement expense of $5.6M or $3.3M after tax, equivalent to $0.20 per share.

     2) Quinton patent infringement lawsuit settlement expense of $3.0M or $1.8M after tax, equivalent to $0.11 per share.

     FY 1996

     1) Income of $10.7 million or $7.9 million after tax, equivalent to $0.47 per share, from the settlement of litigation against several former InterVascular employees and certain other defendants.

     2) A write-off of $9.6 million or $5.6 million after tax, equivalent to $0.34 per share, for excess and obsolete inventory and other costs related to the point of view(R) (POV) monitor.

COMPARISON OF RESULTS -- FISCAL 1997 VS. FISCAL 1996

     Net sales in fiscal 1997 were $225.6 million, an increase of 7% compared to sales of $211.3 million in fiscal 1996.

     The following table shows the comparison of sales by product line over the past three fiscal years.

                                                              SALES BY PRODUCT LINE
                                                              (DOLLARS IN MILLIONS)
                                                               YEAR ENDED JUNE 30,
                                                           ----------------------------
                                                            1997       1996       1995
                                                           ------     ------     ------
        Cardiac Assist...................................  $103.0     $107.8     $101.2
          % change from prior year.......................      (4)%        7%        17%
          % of total sales...............................      46%        51%        52%

        Patient Monitoring...............................  $ 87.8     $ 77.6     $ 74.8
          % change from prior year.......................      13%         4%        (8)%
          % of total sales...............................      39%        37%        38%

        Vascular Grafts..................................  $ 15.9     $ 17.8     $ 14.7
          % change from prior year.......................     (11)%       21%        37%
          % of total sales...............................       7%         8%         7%

        Collagen Products................................  $ 18.9     $  8.1     $  5.0
          % change from prior year.......................     131%        62%        38%
          % of total sales...............................       8%         4%         3%

        Total Sales......................................  $225.6     $211.3     $195.7
          % change from prior year.......................       7%         8%         7%

     Cardiac Assist product sales decreased in fiscal 1997 reflecting the intensified worldwide competitive environment. Increased unit shipments of both intra-aortic balloons and pumps were offset by lower prices required to maintain the Company's dominant market position. Although the Company expects the competitive environment to continue, it expects to strengthen its position with new product introductions in fiscal 1998.

     Sales of Patient Monitoring products grew in fiscal 1997, reflecting strong domestic sales growth of the Passport(R)XG line of portable monitors, introduced in June 1996, and higher sales of VISA(TM) central station monitors. The Company believes that its Passport monitors continued to gain market share throughout fiscal 1997 and has expanded its product line further with the introduction of the Passport XG-CD model, with a color display screen for better viewing and acuity, in the third quarter of fiscal 1997.

     Sales of vascular grafts declined in fiscal 1997 despite higher unit graft shipments due to a price reduction of 40% imposed by the French Government on vascular grafts in November 1996, an unfavorable foreign exchange impact and lower sales to the Japanese distributor which reduced its inventory of uncoated grafts while awaiting approval for InterGard(TM)collagen-coated grafts. Japanese regulatory approval for InterGard was received in August 1997. Higher U.S. graft sales were attributable to sales of InterGard grafts to Impra, the new U.S. distributor, in the fourth quarter of fiscal 1997, upon receiving Food and Drug Administration (FDA) approval in May of 1997.

     In August 1996, the FDA approved revised VasoSeal(R) labeling that includes the claim that patients who receive the VasoSeal device can be ambulated significantly earlier, rather than under conventional clinical practice using manual or mechanical compression. The Company believes that early ambulation made possible by the VasoSeal device should result in significant potential cost savings for hospitals because patients can be moved to lower, less costly levels of care. In addition, human and material resources are reduced, which results in improved hospital efficiencies. The ability to claim early ambulation and its potential to lower cost and increase revenue should assist the VasoSeal device in the vascular sealing market in the U.S.

     In December 1996, the FDA approved the VasoSeal device for use in diagnostic and interventional radiology procedures. In April 1997, the Company received FDA approval to market the VasoSeal device for use following stent implantation. Stents, which are devices that support the arterial wall, are implanted in conjunction with approximately 45-50% of the 700,000 coronary and peripheral balloon angioplasty procedures performed annually in the United States. The VasoSeal device was the first vascular closure device approved in the United States for use after stent implantation.

     Sales of the VasoSeal device in fiscal 1997, predominately in the U.S., grew to $17.9 million in the first full year of sales. The annualized rate of U.S. sales of the VasoSeal device was $23 million in the fourth quarter of 1997. The Company continues to expand its direct U.S. sales and marketing organization to meet the growing demand for vascular sealing devices. The Company also anticipates receiving approval (CE Mark) to sell the VasoSeal device in the European common market in fiscal 1998.

     The foreign exchange rate effect of the stronger U.S. dollar compared to major European currencies decreased total sales by approximately $1.6 million in fiscal 1997 compared to fiscal 1996.

     Cost of Sales was 35.7% of sales in fiscal 1997 compared to 35.5% in fiscal 1996 (excluding the special charge applicable to the POV monitor) with the slight increase primarily attributable to lower selling prices for cardiac assist and vascular graft products partially offset by improved manufacturing efficiencies for the VasoSeal device. Fiscal 1996 cost of sales was 40.0% including the POV special charge.

     Higher research and development expenses of 11% in fiscal 1997 resulted primarily from increased staffing and increased use of outside technical resources to accelerate new product development in all businesses.

     Selling, general and administrative expenses (SG&A) increased 7% primarily as a result of the buildup of the U.S. marketing and selling organization for the VasoSeal device and increased staffing of the Patient Monitoring field sales force. Partially offsetting the above increases were lower legal fees in fiscal 1997 as fiscal 1996 included legal fees for the Quinton patent suit.

     The strengthening of the U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $1.1 million in fiscal 1997 compared to fiscal 1996.

     The higher interest income in fiscal 1997 compared to fiscal 1996 was attributable to an increase in the investment portfolio from cash generated by operations and an increase in interest rates.

     The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at June 30, 1997 totaled $612 thousand, all of which were in European currencies, with maturities that do not exceed twelve months.

     The consolidated effective tax rate for fiscal 1997 was 20.9% compared to 23.9% for fiscal 1996. The tax rate in both years was lower than the federal statutory tax rate primarily as a result of the tax benefit from the Foreign Sales Corporation, earnings in an international tax exempt industrial zone and interest income exempt from federal income tax. The lower tax rate in fiscal 1997 compared to fiscal 1996 was primarily attributable to the reinstatement of the federal R&D tax credit in July 1996 and higher state R&D tax credits as a result of increased R&D spending in fiscal 1997.

     Excluding special items in both years, net earnings in fiscal 1997 were 6% higher compared to fiscal 1996 primarily as a result of increased earnings from higher U.S. sales of the VasoSeal device, lower corporate legal expenses and increased interest income earned on investments.

COMPARISON OF RESULTS -- FISCAL 1996 VS. FISCAL 1995

     Net earnings for fiscal 1996 amounted to $20.4 million or $1.24 per share, compared to $17.3 million or $1.07 per share in fiscal 1995. Excluding the two special items in fiscal 1996 noted earlier, net earnings for fiscal 1996 were $18.1 million compared to $17.3 million in fiscal 1995, equivalent to $1.10 per share versus $1.07 per share, respectively.

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

     The Company devoted significant resources to regulatory issues and independent regulatory audits during fiscal 1996 and made substantial progress with respect to the Application Integrity Policy (AIP) that was imposed by the Food and Drug Administration in April 1995, and subsequently lifted in October 1996, removing a key constraint to the introduction of new products and consequent sales growth in the U.S. for both the Patient Monitoring Division and InterVascular, Inc.

     In the fourth quarter of fiscal 1996 the Company recorded a write-off of $9.6 million, or $5.6 million after tax, for excess and obsolete inventory and other costs related to the POV monitor, since it was unlikely the product would be reintroduced because of the time and cost required to make the POV competitive in the U.S. market.

     Sales of vascular grafts increased in fiscal 1996 due to international sales growth of InterVascular's collagen coated vascular graft, InterGard. The Company continued its efforts to obtain regulatory approval for the InterGard in Japan and the U.S.

     The growth in Collagen Product sales in fiscal 1996 was attributable to sales of the VasoSeal device in the U.S. which reached an annualized sales rate in excess of $8 million based upon fourth quarter sales of the VasoSeal device, which represented the second full quarter of sales in the U.S. The Company expanded the U.S. direct marketing organization in fiscal 1996 to meet expected demand.

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

     R&D expenses increased 25%, attributable to increased activity to accelerate the introduction of new products. Cardiac Assist R&D expense increased primarily due to the development of the System 96 intra-aortic balloon pump for the international market and new balloon catheter developments. Higher R&D in the Patient Monitoring Division was primarily attributable to development expenses for enhanced versions of the Accutorr(R) and Passport monitors and expenditures for outside technical resources to augment the internal R&D staff. InterVascular R&D expenses increased primarily as a result of expenditures for French International Organization for Standardization validation, increased staffing and expenses in the U.S. for Good Manufacturing Practices validation.

     Selling, general and administrative expenses increased 7%, primarily due to start-up costs associated with the market introduction of the VasoSeal device, including the buildup of the U.S. field sales and training organization, and higher international sales and marketing expenses in the Cardiac Assist Division and InterVascular, Inc.

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

     Excluding the special charge of $5.6 million applicable to the POV write-off and the $7.9 million income from the settlement of litigation, net earnings in fiscal 1996 exceeded fiscal 1995 by 5%. Results of operations for fiscal 1996 reflect the impact of competitive pressures in the Company's core businesses, Patient Monitoring and Cardiac Assist, and increased R&D expenses in all businesses to accelerate the introduction of new products.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continued its strong financial position in fiscal 1997. Working capital at June 30, 1997 was $123.7 million or $2.4 million higher than at June 30, 1996. At June 30, 1997 the current ratio was 4.8:1 compared to 3.9:1 last year, with the increase primarily attributable to the reduction of accrued expenses related to both the POV write-off and payment of Quinton patent suit legal fees incurred in fiscal 1996, partially offset by a $7.5 million reduction in short-term investments, as more funds were invested long-term (up to 5 years).

     In May 1996 the Company announced a stock repurchase program of up to $20 million to buy shares of its common stock from time to time subject to market conditions and other relevant factors affecting the Company. Through June 30, 1997, the Company purchased $4.2 million of stock under the repurchase program.

     Cash provided by operations was $8.3 million in fiscal 1997. Cash was used to purchase $5.3 million of equipment and to purchase $2.5 million of Company stock under the stock repurchase program, with the balance invested in short- and long-term investments.

     Cash provided by operations was $25.0 million in fiscal 1996. Cash was used to purchase $5.0 million of equipment and to purchase $1.7 million of Company stock under the stock repurchase program, with the balance invested in short- and long-term investments.

     Cash provided by operations was $26.4 million in fiscal 1995. Cash was used to purchase $6.2 million of equipment, with the balance invested in short- and long-term investments.

     Management believes that the Company's financial resources are sufficient to meet its projected cash requirements.

     The moderate rate of U.S. inflation during the past three fiscal years has not significantly affected the Company.

     This Management's Discussion includes forward-looking statements that are subject to uncertainty because of the possibility that market conditions may change, particularly as a result of the introduction of new cardiac assist products by competitors and because the timing of regulatory approvals is uncertain. Furthermore, there can be no assurance that recent sales and earnings growth trends will continue.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) specify guidelines as to the method of computation as well as presentation and disclosure requirements for earnings per share (EPS). The objective of these statements is to simplify the calculation and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. These statements will apply to fiscal years 1998 and 1999, respectively. SFAS Nos. 128 and 129 will have an impact on the Company's EPS calculation and disclosure requirements but management cannot predict the outcome at this time.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) will apply to fiscal year 1999 and establishes standards for reporting, classifying and displaying comprehensive income and its components in a full set of financial statements. Comprehensive income items include all nonowner changes in equity during a period.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) will apply to fiscal year 1999 and requires additional reporting on revenues, expenses, profit or loss and assets on the operating segments of a business.

     Adoption of SFAS Nos. 130 and 131 will expand the Company's current disclosure requirements.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     Except for the information included in Item 4a of this report, the information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 1997 Proxy Statement which contain such information.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                                     PAGE
                                                                                   ---------
Report of Independent Auditors...................................................        F-1
Consolidated balance sheets -- June 30, 1997 and 1996............................        F-2
Statements of consolidated earnings -- Years ended June 30, 1997, 1996 and
  1995...........................................................................        F-3
Statements of consolidated stockholders' equity -- Years ended June 30, 1997,
  1996 and 1995..................................................................        F-4
Statements of consolidated cash flows -- Years ended June 30, 1997, 1996 and
  1995...........................................................................        F-5
Notes to consolidated financial statements.......................................   F-6-F-19

     2. Financial Statement Schedules

II -- Valuation and Qualifying Accounts.........................................          S-1

     All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or notes thereto.

     3. Exhibits

 2.      Agreement and Plan of Merger, dated as of October 25, 1989, by and between the registrant and Datascope New York (incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form 8-B, filed with the Commission on
         January 4, 1990 (the "Form 8-B")).
 3.1     Restated Certificate of Incorporation as filed with the Secretary of State of the
         State of Delaware on October 30, 1989 (incorporated by reference as Exhibit 3.1 to the Form 8-B).
 3.2     By-Laws, as currently in effect (incorporated by reference to Exhibit 3.2 to Annual
         Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-K")).
 4.1     Specimen of certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 8-B).
 4.2     Form of Certificate of Designations of the Registrant's Series A Preferred Stock
         (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on
         Form 8-A, filed with the Commission on May 31, 1991 (the "May 31, 1991 Form 8-A")).
 4.3     Form of Rights Agreement, dated as of May 22, 1991, between the Company and
         Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 2.1 to the May 31, 1991 Form 8-A).
10.1*    1981 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2.1 to the
         Form 8-B).
10.2*    Stock Option Agreements, dated November 30, 1982, between David Altschiller, William
         Asmundson, Alan Patricof and Norman Schneider, respectively, and the registrant
         (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the
         fiscal year ended June 30, 1989 (the "1989 10-K")).
10.3*    Stock Option Agreement, dated December 7, 1988 between Joseph Grayzel, M.D. and the registrant (incorporated by reference to Exhibit 10.6 to the 1989 10-K).
10.4*    Stock Option Agreements, dated as of March 1, 1990, between David Altschiller,
         William Asmundson, Joseph Grayzel, Alan Patricof and Norman Schneider, respectively, and the registrant (incorporated by reference to Exhibit 10.9 to Annual Report on
         Form 10-K for the fiscal year ended June 30, 1990).
10.5*    Stock Option Agreement, dated as of September 28, 1990, between David Altschiller and the registrant (incorporated by reference to Exhibit 10.8 to the 1991 10-K).
10.6*    Datascope Corp. 1995 Stock Option Plan (incorporated by reference to Exhibit 4 to
         Registration Statement on Form S-8 (File No. 333-00537) filed January 30, 1996 with the Commission).

10.7*    Amendment No. 1 to Datascope Corp. 1995 Stock Option Plan (incorporated by reference to Exhibit 4 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8
         (File No. 333-00537) filed February 21, 1996 with the Commission).
10.8*    Agreement, dated as of July 1, 1996, by and between Datascope Corp. and Lawrence
         Saper.
10.9*    Split-Dollar Agreement made as of July 25, 1994 by and among Datascope Corp.,
         Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper
         Family 1994 Trust UTA. dtd. 6/28/94 (incorporated by reference to Exhibit 10.15 to
         Annual Report on Form 10-K for fiscal year ended June 30, 1996 (the "1996 10-K")).
10.10*   Modification Agreement made as of July 25, 1994 by and among Datascope Corp.,
         Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper
         Family 1994 Trust UTA. dated 6/28/94 (incorporated by reference to Exhibit 10.16 to
         1996 10-K).
10.11*   Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash,
         Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan Life
         Insurance Company Insurance Policy No. 940 750 122UM in favor of Datascope Corp.
         (incorporated by reference to Exhibit 10.17 to 1996 10-K).
10.12*   Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash,
         Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Security Mutual Life
         Insurance Company of New York Insurance Policy No. 11047711 in favor of Datascope
         Corp. (incorporated by reference to Exhibit 10.18 to 1996 10-K).
21.      Subsidiaries.
23.      Consent of Deloitte & Touche LLP.

     (b) Reports on Form 8-K

        N/A

     (c) Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) are denoted by an (*)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DATASCOPE CORP.

                                          By:      /s/ LAWRENCE SAPER
                                            ------------------------------------
                                                       Lawrence Saper
                                            Chairman of the Board and President
Date: September 29, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURES                               TITLE                        DATE
----------------------------------------   --------------------------------   -------------------


           /s/ LAWRENCE SAPER              Chairman of the Board, President   September 29, 1997
----------------------------------------     and Director (Principal
             Lawrence Saper                  Executive Officer)

          /s/ MURRAY PITKOWSKY             Senior Vice President, Chief       September 29, 1997
----------------------------------------     Financial Officer, Secretary
            Murray Pitkowsky                 and Treasurer

           /s/ ALAN ABRAMSON               Director                           September 29, 1997
----------------------------------------
             Alan Abramson

         /s/ DAVID ALTSCHILLER             Director                           September 29, 1997
----------------------------------------
           David Altschiller

         /s/ WILLIAM ASMUNDSON             Director                           September 29, 1997
----------------------------------------
           William Asmundson

           /s/ JOSEPH GRAYZEL              Director                           September 29, 1997
----------------------------------------
          Joseph Grayzel, M.D.

           /s/ GEORGE HELLER               Director                           September 29, 1997
----------------------------------------
             George Heller

             /s/ ARNO NASH                 Director                           September 29, 1997
----------------------------------------
               Arno Nash

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

     We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considering in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
---------------------------------------------------------
New York, New York
July 29, 1997

                        DATASCOPE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
                                            ASSETS
Current Assets:
  Cash and cash equivalents............................................  $  2,597     $  2,574
  Short-term investments (Note 2)......................................    57,338       64,805
  Accounts receivable, less allowance for doubtful accounts of $922 and
     $1,198............................................................    52,240       50,559
  Inventories (Note 3).................................................    34,604       34,757
  Prepaid expenses and other current assets............................     9,485       10,743
                                                                         --------     --------
          Total Current Assets.........................................   156,264      163,438
Property, Plant and Equipment, net (Note 4)............................    44,742       43,973
Non-Current Marketable Securities (Note 2).............................    25,902       17,364
Other Assets...........................................................    10,954        9,689
                                                                         --------     --------
                                                                         $237,862     $234,464
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................................  $  6,650     $  6,664
  Accrued expenses (Note 6)............................................    15,755       23,372
  Accrued compensation.................................................     9,336        9,946
  Taxes on income (Note 5).............................................       807        2,097
                                                                         --------     --------
          Total Current Liabilities....................................    32,548       42,079
Other Liabilities (Note 9).............................................    13,071       10,705
Commitments and Contingencies (Notes 2, 7, 9 and 10)
Stockholders' Equity (Note 7):
  Preferred stock, par value $1.00 per share:
     Authorized 5,000,000 shares; Issued, none.........................        --           --
  Common stock, par value $.01 per share:
     Authorized, 45,000,000 shares; Issued and outstanding, 16,245,732
      and 16,135,427 shares............................................       162          161
  Additional paid-in capital...........................................    44,266       42,548
  Treasury stock at cost, 223,300 and 94,000 shares....................    (4,151)      (1,671)
  Retained earnings....................................................   155,868      141,764
  Cumulative translation adjustments...................................    (3,902)      (1,122)
                                                                         --------     --------
                                                                          192,243      181,680
                                                                         --------     --------
                                                                         $237,862     $234,464
                                                                         ========     ========

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED JUNE 30,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
Net Sales..................................................  $225,600     $211,300     $195,700
                                                             --------     --------     --------
Costs and Expenses:
  Cost of sales............................................    80,606       75,000       69,506
  Cost of sales, point of view charge (Note 12)............        --        9,600           --
  Research and development expenses........................    26,815       24,275       19,400
  Selling, general and administrative expenses.............    96,151       89,708       84,249
  Settlements of litigation (Note 12)......................     8,554      (10,691)          --
                                                             --------     --------     --------
                                                              212,126      187,892      173,155
                                                             --------     --------     --------
Operating Earnings.........................................    13,474       23,408       22,545

Other (Income) Expense:
  Interest income..........................................    (4,744)      (4,226)      (2,855)
  Interest expense.........................................        18           50           55
  Other, net...............................................       380          743          366
                                                             --------     --------     --------
                                                               (4,346)      (3,433)      (2,434)
                                                             --------     --------     --------
Earnings Before Taxes on Income............................    17,820       26,841       24,979
Taxes on Income (Note 5)...................................     3,716        6,424        7,640
                                                             --------     --------     --------
Net Earnings...............................................  $ 14,104     $ 20,417     $ 17,339
                                                             ========     ========     ========

Earnings Per Share.........................................  $   0.86     $   1.24     $   1.07
                                                             ========     ========     ========
Weighted Average Number of Common and Common Equivalent
  Shares Outstanding.......................................    16,367       16,516       16,233
                                                             ========     ========     ========

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                 COMMON STOCK
                              -------------------   ADDITIONAL              TREASURY   CUMULATIVE
                                SHARES       PAR     PAID-IN     RETAINED    STOCK     TRANSLATION
                              OUTSTANDING   VALUE    CAPITAL     EARNINGS   AT COST    ADJUSTMENTS    TOTAL
                              -----------   -----   ----------   --------   --------   -----------   --------
Balance, June 30, 1994.......  16,043,411   $ 160    $ 41,605    $104,008   $     --     $(1,711)    $144,062
  Exercise of stock
     options.................      32,445       1         305                                             306
  Tax benefit relating to
     exercise of stock
     options.................                              22                                              22
  Treasury shares acquired
     upon exercise of stock
     options.................      (5,167)                                       (95)                     (95)
  Cancellation of treasury
     stock...................                             (95)                    95                       --
  Currency translation.......                                                              1,685        1,685
  Net earnings...............                                      17,339                              17,339
                               ----------    ----     -------    --------    -------     -------      -------
Balance, June 30, 1995.......  16,070,689     161      41,837     121,347         --         (26)     163,319
  Exercise of stock
     options.................      79,346       1         793                                             794
  Tax benefit relating to
     exercise of stock
     options.................                             226                                             226
  Treasury shares acquired
     upon exercise of stock
     options.................     (14,608)                                      (309)                    (309)
  Cancellation of treasury
     stock...................                  (1)       (308)                   309                       --
  Treasury shares acquired
     under repurchase
     program.................     (94,000)                                    (1,671)                  (1,671)
  Currency translation.......                                                             (1,096)      (1,096)
  Net earnings...............                                      20,417                              20,417
                               ----------    ----     -------    --------    -------     -------      -------
Balance, June 30, 1996.......  16,041,427     161      42,548     141,764     (1,671)     (1,122)     181,680
  Exercise of stock
     options.................     113,310       1       1,647                                           1,648
  Tax benefit relating to
     exercise of stock
     options.................                             131                                             131
  Treasury shares acquired
     upon exercise of stock
     options.................      (3,005)                                       (60)                     (60)
  Cancellation of treasury
     stock...................                             (60)                    60                       --
  Treasury shares acquired
     under repurchase
     program.................    (129,300)                                    (2,480)                  (2,480)
  Currency translation.......                                                             (2,780)      (2,780)
  Net earnings...............                                      14,104                              14,104
                               ----------    ----     -------    --------    -------     -------      -------
Balance, June 30, 1997.......  16,022,432   $ 162    $ 44,266    $155,868   $ (4,151)    $(3,902)    $192,243
                               ==========    ====     =======    ========    =======     =======      =======

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                            -----------------------------------
                                                              1997         1996          1995
                                                            --------     ---------     --------
OPERATING ACTIVITIES:
  Net Earnings............................................  $ 14,104     $  20,417     $ 17,339
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization........................     9,576         8,638        8,246
     Provision for supplemental pension...................       897           844          835
     Provision for losses on accounts receivable..........       255           350          494
     Deferred income tax (benefit)........................     1,763        (5,121)        (809)
     Tax benefit relating to stock options exercised......       131           226           22
  Changes in operating assets and liabilities:
     Accounts receivable..................................    (2,603)       (5,890)       6,079
     Inventories..........................................    (6,271)       (2,557)      (6,653)
     Other assets.........................................    (2,090)         (748)         225
     Accounts payable.....................................       100          (868)      (2,085)
     Income taxes payable.................................    (1,290)         (212)        (153)
     Accrued and other liabilities........................    (6,263)        9,963        2,861
                                                            --------     ---------     --------
          Net cash provided by operating activities.......     8,309        25,042       26,401
                                                            --------     ---------     --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment..............    (5,310)       (4,967)      (6,166)
  Purchases of marketable securities......................   (98,877)     (149,698)     (86,649)
  Maturities of marketable securities.....................    97,806       130,048       67,469
                                                            --------     ---------     --------
          Net cash used in investing activities...........    (6,381)      (24,617)     (25,346)
                                                            --------     ---------     --------
FINANCING ACTIVITIES:
  Exercise of stock options, net..........................     1,588           485          211
  Treasury shares acquired under repurchase program.......    (2,480)       (1,671)          --
                                                            --------     ---------     --------
          Net cash (used in) provided by financing
            activities....................................      (892)       (1,186)         211
                                                            --------     ---------     --------
  Effect of exchange rates on cash........................    (1,013)          239         (252)
                                                            --------     ---------     --------
Increase (decrease) in cash and cash equivalents..........        23          (522)       1,014
Cash and cash equivalents, beginning of period............     2,574         3,096        2,082
                                                            --------     ---------     --------
Cash and cash equivalents, end of period..................  $  2,597     $   2,574     $  3,096
                                                            ========     =========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest.............................................  $     18     $      50     $     55
                                                            --------     ---------     --------
     Income taxes.........................................  $  3,247     $  11,530     $  7,654
                                                            --------     ---------     --------
  Non-cash transactions:
     Net transfers of inventory to fixed assets for use as
       demonstration equipment............................  $  5,745     $   3,775     $  4,389
                                                            --------     ---------     --------

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

  Other Assets

     Goodwill resulting from the purchase of InterVascular, Inc. is being amortized by the straight-line method over 20 years and is included in other assets. Unamortized goodwill as of June 30, 1997 and 1996 amounted to $2,546,000 and $2,779,000, respectively.

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

2.  FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's significant financial instruments at June 30, 1997 were as follows:

                                                                   CARRYING      FAIR
                                                                    AMOUNT       VALUE
                                                                   --------     -------
                                                                      (IN THOUSANDS)
        Cash and short-term investments..........................  $ 59,935     $59,883
                                                                    -------     -------
        Non-current marketable securities........................  $ 25,902     $25,964
                                                                    -------     -------

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

     The Company has determined that its investment portfolio will be held-to-maturity and is therefore carried at amortized cost.

     As of June 30, 1997, the Company's marketable securities were classified as follows:

                                                                       GROSS UNREALIZED
                                                         AMORTIZED     ----------------
SHORT TERM                                                 COST        GAINS     LOSSES     FAIR VALUE
-------------------------------------------------------  ---------     -----     ------     ----------
                                                                        (IN THOUSANDS)
U.S. Treasury Securities...............................   $47,698      $  77      $129       $ 47,646
Tax-Exempt Securities..................................     9,640          2         2          9,640
                                                          -------       ----      ----        -------
          Short-term total.............................   $57,338      $  79      $131       $ 57,286
                                                          =======       ====      ====        =======
LONG TERM
-------------------------------------------------------
U.S. Treasury Securities...............................   $18,010      $  72      $ 58       $ 18,024
Tax-Exempt Securities..................................     7,892         48        --          7,940
                                                          -------       ----      ----        -------
          Long-term total..............................   $25,902      $ 120      $ 58       $ 25,964
                                                          =======       ====      ====        =======
          Totals.......................................   $83,240      $ 199      $189       $ 83,250
                                                          =======       ====      ====        =======

  Off-Balance-Sheet Risk

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency forward exchange contracts to hedge foreign

                        DATASCOPE CORP. AND SUBSIDIARIES
currency transactions on a continuing basis for periods consistent with its committed foreign currency exposures. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged.

     As of June 30, 1997, the Company had $0.6 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

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

3.  INVENTORIES

                                                                        JUNE 30,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Materials................................................  $10,917     $15,711
        Work in process..........................................    4,885       7,064
        Finished goods...........................................   18,802      11,982
                                                                   -------     -------
                                                                   $34,604     $34,757
                                                                   =======     =======

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                        JUNE 30,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Land.....................................................  $ 4,059     $ 4,059
        Buildings................................................   22,023      22,284
        Machinery, furniture and equipment.......................   56,641      49,859
        Leasehold improvements...................................    4,098       4,134
                                                                   -------     -------
                                                                    86,821      80,336
        Less accumulated depreciation and amortization...........   42,079      36,363
                                                                   -------     -------
                                                                   $44,742     $43,973
                                                                   =======     =======

     The Company estimates the useful life of its machinery and equipment at 5 years, furniture at 8 years and buildings at 40 years.

                        DATASCOPE CORP. AND SUBSIDIARIES

5.  TAXES ON INCOME

     The provision (benefit) for income taxes consists of the following:

                                                                       YEAR ENDED JUNE 30,
                                                                  -----------------------------
                                                                   1997       1996        1995
                                                                  ------     -------     ------
                                                                         (IN THOUSANDS)
Current:
  Federal.......................................................  $  854     $ 7,402     $6,316
  State.........................................................     187       1,696      1,324
  Foreign.......................................................     912       2,447        809
                                                                  ------     -------     ------
     Total current..............................................   1,953      11,545      8,449
Deferred:
  Federal.......................................................   2,013      (4,021)      (695)
  State.........................................................     111      (1,100)      (114)
  Foreign.......................................................    (361)         --         --
                                                                  ------     -------     ------
     Total deferred.............................................   1,763      (5,121)      (809)
                                                                  ------     -------     ------
          Total taxes on income.................................  $3,716     $ 6,424     $7,640
                                                                  ======     =======     ======

     The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                   YEAR ENDED JUNE 30,
                                              --------------------------------------------------------------
                                                     1997                  1996                  1995
                                              -------------------   -------------------   ------------------
                                                                      (IN THOUSANDS)
                                                        EFFECTIVE             EFFECTIVE            EFFECTIVE
                                              AMOUNT      RATE      AMOUNT      RATE      AMOUNT     RATE
                                              -------   ---------   -------   ---------   ------   ---------
Tax computed at federal statutory rate......  $ 6,237      35.0%    $ 9,394      35.0%    $8,743      35.0%
(Decrease) increase resulting from:
Benefit attributable to foreign sales
  corp. ....................................     (787)    (4.4)        (911)     (3.4)      (871)    (3.5)
State taxes on income, net of federal income
  tax benefit...............................      194       1.1         387       1.4        673       2.7
Research and development credit, net........     (414)    (2.3)          --        --       (221)    (0.9)
Income exempt from foreign corporate
  taxes.....................................   (1,194)    (6.7)      (2,672)    (10.0)      (790)    (3.1)
Rate differential on foreign income.........      167       0.9          70       0.3         99       0.4
Interest income exempt from federal income
  tax.......................................     (204)    (1.1)        (282)     (1.0)      (267)    (1.1)
Other.......................................     (283)    (1.6)         438       1.6        274       1.1
                                              -------      ----     -------     -----     ------      ----
          Total taxes on income.............  $ 3,716      20.9%    $ 6,424      23.9%    $7,640      30.6%
                                              =======      ====     =======     =====     ======      ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                        DATASCOPE CORP. AND SUBSIDIARIES

     Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 and 1996 were as follows:

                                                             YEAR ENDED JUNE 30,
                                -----------------------------------------------------------------------------
                                                1997                                     1996
                                ------------------------------------     ------------------------------------
                                                               (IN THOUSANDS)
                                DEFERRED      DEFERRED                   DEFERRED      DEFERRED
                                  TAX            TAX                       TAX            TAX
                                 ASSETS      LIABILITIES       NET        ASSETS      LIABILITIES       NET
                                --------     -----------     -------     --------     -----------     -------
Inventories...................  $  3,401       $    --       $ 3,401     $  4,591       $    --       $ 4,591
Warranty......................       593            --           593          451            --           451
Sales returns & allowances....       424            --           424        1,255            --         1,255
Accrued expenses..............       609            --           609          637            --           637
                                 -------        ------       -------      -------        ------       -------
     Current..................     5,027            --         5,027        6,934            --         6,934
                                 -------        ------       -------      -------        ------       -------
Supplemental pension..........     4,080            --         4,080        3,728            --         3,728
Tax loss carryforwards........     1,893            --         1,893        1,838            --         1,838
Accelerated depreciation......        --         2,064        (2,064)          --         1,770        (1,770)
Accrued pension expense.......        --           346          (346)          --           323          (323)
Other, net....................       333            --           333          224            --           224
Less: Valuation allowance.....    (1,893)           --        (1,893)      (1,838)           --        (1,838)
                                 -------        ------       -------      -------        ------       -------
     Non-current..............     4,413         2,410         2,003        3,952         2,093         1,859
                                 -------        ------       -------      -------        ------       -------
          Total...............  $  9,440       $ 2,410       $ 7,030     $ 10,886       $ 2,093       $ 8,793
                                 =======        ======       =======      =======        ======       =======

     The net current deferred tax assets have been included in prepaid expenses and other current assets and the net non-current deferred tax assets have been included in other assets on the accompanying consolidated balance sheet.

     The valuation allowance increased by $55,000 during fiscal 1997 due to the net increase of foreign and state tax loss carryforwards. The valuation allowance of $1,893,000 at June 30, 1997 was comprised of tax benefits of $183,000 of foreign tax loss carryforwards and $1,710,000 of state tax loss carryforwards. Benefits from foreign tax loss carryforwards of $151,000 expire during the period 1998 through 2002 and $32,000 may be carried forward indefinitely. The benefits of state tax loss carryforwards expire during the period 1998 through 2012. The valuation allowance reduces the deferred tax assets to managements' best estimate of net deferred tax assets which more likely than not will be realized.

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

                        DATASCOPE CORP. AND SUBSIDIARIES

6.  ACCRUED EXPENSES

     Accrued expenses at June 30, 1997 and 1996 were comprised of the following:

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Deferred revenue.........................................  $ 3,644     $ 4,487
        Point of View accrued expenses...........................    1,905       5,500
        General expense accruals.................................   10,206      13,385
                                                                   -------     -------
                                                                   $15,755     $23,372
                                                                   =======     =======

7.  STOCK OPTIONS, SHAREHOLDER RIGHTS AND STOCK REPURCHASE PLANS

  Stock Option Plans

     The Company has two employee stock option plans covering 3,825,000 shares of common stock and option agreements with certain consultants and members of the Board of Directors. The plans provide that options may be granted at a price of 100% of fair market value on date of grant, may be exercised in full or in installments, at the discretion of the Board of Directors, and must be exercised within ten years from date of grant.

     A summary of activity under the stock option plans is as follows:

                                                       YEAR ENDED JUNE 30,
                         -------------------------------------------------------------------------------
                                  1997                        1996                        1995
                         -----------------------     -----------------------     -----------------------
                                        WEIGHTED                    WEIGHTED                    WEIGHTED
                                        AVERAGE                     AVERAGE                     AVERAGE
                                        EXERCISE                    EXERCISE                    EXERCISE
                           SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                         ----------     --------     ----------     --------     ----------     --------
Outstanding at July
  1....................   1,739,844      $16.63       1,434,016      $15.20       1,221,287      $14.49
  Granted..............     492,100       17.88         469,950       19.85         354,750       16.91
  Exercised............    (112,625)      14.51         (78,036)       9.74         (37,690)       9.09
  Canceled.............    (180,825)      18.35         (86,086)      16.70        (104,331)      14.87
                          ---------                   ---------                   ---------
Outstanding at June
  30...................   1,938,494       16.92       1,739,844       16.63       1,434,016       15.20
                          =========                   =========                   =========
Exercisable at June
  30...................   1,141,830      $15.88       1,000,654      $15.21         951,831      $14.44
                          ---------                   ---------                   ---------

     At June 30, 1997 there were 1,972,344 shares of common stock reserved for the exercise of stock options.

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123) for fiscal 1997. The Company continued to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with FAS No. 123 the fair value of option grants is estimated on the date of grant using an option-pricing model for pro forma footnote purposes. Had the fair value method of accounting been

                        DATASCOPE CORP. AND SUBSIDIARIES
applied to the Company's stock option plans, net income and earnings per share would have been reported as the following pro forma amounts:

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS,
                                                                         EXCEPT
                                                                   PER SHARE AMOUNTS)
        Net income as reported...................................  $14,104     $20,417
                                                                   -------     -------
        Net income pro forma.....................................  $12,517     $19,950
                                                                   -------     -------
        Earnings per share as reported...........................  $  0.86     $  1.24
                                                                   -------     -------
        Earnings per share pro forma.............................  $  0.76     $  1.21
                                                                   -------     -------

     This pro forma impact only takes into account options granted since July 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

     The fair values for both years were determined using the Black-Scholes option-pricing model with the following assumptions:

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Dividend yield...........................................     None        None
        Volatility...............................................       33%         33%
        Risk-free interest rate..................................     6.33%       6.42%
        Expected life............................................  4 Years     4 Years

     The following table summarizes information concerning outstanding and exercisable stock options at June 30, 1997.

                                                                          STOCK OPTIONS
                               STOCK OPTIONS OUTSTANDING                   EXERCISABLE
                      -------------------------------------------     ----------------------
                                        WEIGHTED         WEIGHTED                   WEIGHTED
                                        AVERAGE          AVERAGE                    AVERAGE
RANGE OF EXERCISE                      REMAINING         EXERCISE                   EXERCISE
      PRICES           OPTIONS      CONTRACTUAL LIFE      PRICE        OPTIONS       PRICE
------------------    ---------     ----------------     --------     ---------     --------
$ 7.375 -- $13.875      179,144           3.71            $11.51        159,561      $11.22
$14.000 -- $14.000      500,000           6.09            $14.00        500,000      $14.00
$14.250 -- $17.750      650,025           8.47            $16.71        230,503      $16.71
$17.875 -- $31.125      609,325           7.87            $21.14        251,766      $21.82
                      ---------            ---            ------      ---------      ------
                      1,938,494           7.23            $16.92      1,141,830      $15.88

  Shareholder Rights Plan

     Under the terms of the Company's Shareholder Rights Plan, all shareholders of common stock were issued for each share owned a preferred stock purchase right entitling them to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $1.00 per share, at an exercise price of $300.00. The rights are not exercisable until after the date on which the Company's right to redeem has expired. The Company may redeem rights for $.01 per right at any time until the 10th business day after the date of a public announcement (the "Stock Acquisition Date") that a person (the "Acquiring Person") has acquired ownership of stock having 15 percent or more of the Company's general voting power.

     The plan provides that, after a Stock Acquisition Date, generally each holder of a right will be entitled to purchase, at the exercise price, a number of the Company's shares having a market value of twice the exercise price. The plan also provides that in the event of certain other business combinations, generally each holder of a right will be entitled to purchase, at the exercise price, a number of shares of the acquiring company's

                        DATASCOPE CORP. AND SUBSIDIARIES
common stock having a market value of twice the exercise price. Prior to the acquisition by the Acquiring Person of 50% or more of the Common Stock outstanding, the Company may exchange the Rights (other than Rights owned by the Acquiring Person and its affiliates and associates, which will be null and void), in whole or in part, for Common Stock on the basis of an exchange ratio of one share of Common Stock for each Right (subject to adjustment). The rights will expire on June 2, 2001.

  Stock Repurchase Plan

     On May 3, 1996, the Company announced a stock repurchase program whereby the Company's Board of Directors authorized the use of up to $20 million to buy shares of its common stock from time to time, subject to market conditions and other relevant factors affecting the Company. Share repurchases are planned when market and business conditions are deemed favorable. As of June 30, 1997, the Company had repurchased 223,300 shares at a cost of approximately $4,151,000.

                        DATASCOPE CORP. AND SUBSIDIARIES

8.  OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

     The Company develops, manufactures and markets medical systems and devices which constitute a single business segment. The following information sets forth geographic information on the Company's sales, profits and assets:

                                               UNITED        EUROPEAN
                                               STATES      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                              --------     ------------     ------------     ------------
                                                                    (IN THOUSANDS)
YEAR ENDED JUNE 30, 1997:
  Sales to unaffiliated customers...........  $192,039       $ 33,561         $     --         $225,600
  Transfers between geographic areas........    14,397          8,683          (23,080)              --
                                              --------        -------         --------         --------
          Total sales.......................  $206,436       $ 42,244         $(23,080)        $225,600
                                              ========        =======         ========         ========
Operating earnings..........................  $  9,344       $  3,998         $    132         $ 13,474
                                              ========        =======         ========
Other income, net...........................                                                      4,346
                                                                                               --------
Earnings before taxes on income.............                                                   $ 17,820
                                                                                               ========
Assets at June 30, 1997.....................  $210,447       $ 30,769         $ (3,354)        $237,862
                                              ========        =======         ========         ========
YEAR ENDED JUNE 30, 1996:
  Sales to unaffiliated customers...........  $174,914       $ 36,386         $     --         $211,300
  Transfers between geographic areas........    12,757          8,395          (21,152)              --
                                              --------        -------         --------         --------
          Total sales.......................  $187,671       $ 44,781         $(21,152)        $211,300
                                              ========        =======         ========         ========
Operating earnings..........................  $ 17,919       $  4,999         $    490         $ 23,408
                                              ========        =======         ========
Other income, net...........................                                                      3,433
                                                                                               --------
Earnings before taxes on income.............                                                   $ 26,841
                                                                                               ========
Assets at June 30, 1996.....................  $207,553       $ 30,288         $ (3,377)        $234,464
                                              ========        =======         ========         ========
YEAR ENDED JUNE 30, 1995:
  Sales to unaffiliated customers...........  $161,534       $ 34,166         $     --         $195,700
  Transfers between geographic areas........    12,714          6,177          (18,891)              --
                                              --------        -------         --------         --------
          Total sales.......................  $174,248       $ 40,343         $(18,891)        $195,700
                                              ========        =======         ========         ========
Operating earnings..........................  $ 18,235       $  4,653         $   (343)        $ 22,545
                                              ========        =======         ========
Other income, net...........................                                                      2,434
                                                                                               --------
Earnings before taxes on income.............                                                   $ 24,979
                                                                                               ========
Assets at June 30, 1995.....................  $181,954       $ 28,265         $ (3,356)        $206,863
                                              ========        =======         ========         ========

     In determining operating earnings, interest income and expense, other income and expense, and income taxes were excluded.

     The Company had export sales, principally to Europe, Canada, Latin America and the Far East, of $37,471,000, $40,524,000 and $31,951,000 in the years ended
June 30, 1997, 1996 and 1995, respectively.

                        DATASCOPE CORP. AND SUBSIDIARIES

9.  PENSION AND RETIREMENT PLANS

  Defined Benefit Plan

     The Company has both domestic and foreign defined benefit pension plans which cover substantially all employees. Pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the domestic plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Funding for the foreign plan is accomplished through the purchase of guaranteed insurance contracts. Total pension expense for the domestic and foreign pension plans was $1,458,000 in 1997, $1,577,000 in 1996 and $1,601,000 in 1995.

     Domestic

     The components of net pension expense and the funded status of the domestic defined benefit pension plan are set forth below:

                                                                  YEAR ENDED JUNE 30,
                                                             ------------------------------
                                                              1997        1996       1995
                                                             -------     ------     -------
                                                                     (IN THOUSANDS)
    Service cost for benefits earned during the year.......  $ 1,304     $1,398     $ 1,444
    Interest cost on projected benefit obligation..........    1,369      1,417       1,339
    Actual return on plan assets...........................   (1,267)      (927)     (1,440)
    Net amortization and deferral..........................     (284)      (588)         16
                                                             -------     ------     -------
      Net periodic pension cost -- domestic................  $ 1,122     $1,300     $ 1,359
                                                             =======     ======     =======

     The Plan's Funded Status was as follows:

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1997        1996
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Actuarial present value of accumulated benefit obligation
      Vested.........................................................  $14,251     $12,224
      Nonvested......................................................    1,840       2,286
                                                                       -------     -------
      Accumulated benefit obligation.................................   16,091      14,510
      Effects of anticipated future compensation increases...........    5,191       6,674
                                                                       -------     -------
      Projected benefit obligation...................................   21,282      21,184
      Plan assets at fair value......................................   20,460      18,429
                                                                       -------     -------
      Projected benefit obligation in excess of plan assets..........     (822)     (2,755)
      Unamortized net transition obligation..........................      467         537
      Unrecognized prior service cost................................       73         (99)
      Unrecognized net actuarial loss................................    1,182       3,159
                                                                       -------     -------
    Net prepaid pension cost.........................................  $   900     $   842
                                                                       =======     =======

     The assumptions used to develop the actuarial present value of the projected benefit obligation are as follows:

                                                                           1997       1996
                                                                           ----       ----
    Weighted average discount rate.......................................  7.25%      7.50%
    Rate of increase in compensation levels..............................  6.00%      6.25%
    Expected long-term rate of return on plan assets.....................  8.00%      8.50%

                        DATASCOPE CORP. AND SUBSIDIARIES

     Plan assets are invested in U.S. Government and corporate securities and include investments in the Company's common stock of $1,884,000 (96,000 shares) at June 30, 1997. No dividends are paid on the Company's common stock.

     Foreign

     Retirement coverage for the foreign employees of the Company is provided, to the extent deemed appropriate, through separate plans. Funding policies are based on local statutes. Retirement benefits are based on years of service, final average earnings and social security benefits.

     The components of net pension expense and the funded status of the foreign defined benefit pension plans are set forth below:

                                                                   YEAR ENDED JUNE 30,
                                                                --------------------------
                                                                1997       1996       1995
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
    Service cost for benefits earned during the year..........  $142       $132       $ 97
    Interest cost on projected benefit obligation.............    92         93         65
    Estimated return on plan assets...........................   (40)       (36)       (24)
    Net amortization and deferral.............................    38         41         27
                                                                ----       ----       ----
         Net periodic pension cost -- foreign.................  $232       $230       $165
                                                                ====       ====       ====

     The Plan's Funded Status was as follows:

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1997         1996
                                                                       ------       ------
                                                                         (IN THOUSANDS)
    Actuarial present value of accumulated benefit obligation (fully
      vested)........................................................  $  450       $  440
                                                                       ------       ------
    Projected benefit obligation.....................................   1,239        1,223
    Plan assets at fair value........................................     450          440
                                                                       ------       ------
    Projected benefit obligation in excess of plan assets............    (789)        (783)
    Unamortized net transition obligation............................     117          151
    Unrecognized net actuarial loss..................................     747          748
                                                                       ------       ------
         Net prepaid pension cost....................................  $   75       $  116
                                                                       ======       ======

     The assumptions used to develop foreign net pension cost and the actuarial present value of projected benefit obligations are as follows:

                                                                         1997     1996
                                                                         ----     ----
        Weighted average discount rate.................................  7.5 %    7.5 %
        Rate of increase in compensation levels........................  6.0 %    6.0 %
        Expected long-term rate of return on plan assets...............  9.0 %    9.0 %

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

                        DATASCOPE CORP. AND SUBSIDIARIES

     Under the retirement provision of Mr. Saper's five-year employment agreement with the Company, Mr. Saper is entitled to receive a lifetime pension of up to 60% of his average earnings for the three-year period in which Mr. Saper's compensation was greatest of the ten years immediately preceding his retirement, but not less than the value of the benefit that would have been payable had his retirement occurred at age 65. The plan provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a split-dollar agreement among Mr. Saper, the Corporation and a trust for the benefit of Mr. Sapers's family. The supplemental pension expense for Mr. Saper recognized in the consolidated financial statements was $741,000, $689,000 and $635,000 for 1997, 1996 and 1995, respectively.

     The supplemental retirement plan covering certain other key officers provides that at age 65, these employees may receive, for a period of up to 15 years, a pension of up to 60% of a predetermined earnings level for the five-year period prior to retirement. The supplemental pension expense for these executives recognized in the consolidated financial statements was $156,000, $155,000 and $200,000 for 1997, 1996 and 1995, respectively.

     The actuarial present value of both the accumulated benefit obligation and projected benefit obligation for the supplemental retirement plans was $8,328,000 and $7,000,000 for 1997 and 1996, respectively.

     The components of the total supplemental pension expense are set forth below:

                                                                        YEAR ENDED JUNE 30,
                                                                     -------------------------
                                                                     1997      1996      1995
                                                                     -----     -----     -----
                                                                          (IN THOUSANDS)
Service cost for benefits earned during the year...................  $ 200     $ 277     $ 298
Interest cost on projected benefit obligation......................    568       624       554
Amortization of prior service cost.................................    841       496       511
Amortization of gain...............................................   (712)     (553)     (528)
                                                                     -----     -----     -----
          Total supplemental pension expense.......................  $ 897     $ 844     $ 835
                                                                     =====     =====     =====

  Savings and Supplemental Retirement Plan

     The Company maintains a 401(k) savings and supplemental retirement plan for eligible domestic employees. This 401(k) plan was established to enhance the existing retirement plan and to provide an incentive to employees to save and invest regularly for their retirement. The Company contributions, which were based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation, were $1,084,000 for 1997, $976,000 for 1996 and $880,000 for 1995.

10.  COMMITMENTS AND CONTINGENCIES

  Leases

     Future minimum rental commitments under noncancellable operating leases are as follows:

                                     YEAR                            (IN THOUSANDS)
            -------------------------------------------------------  --------------
            1998...................................................      $3,461
            1999...................................................       2,371
            2000...................................................       1,297
            2001...................................................         535
            2002...................................................         166
            Thereafter.............................................         317
                                                                         ------
                      Total future minimum rental payments.........      $8,147
                                                                         ======

                        DATASCOPE CORP. AND SUBSIDIARIES

     Total rent expense for the years ended June 30, 1997, 1996 and 1995 amounted to approximately $4,266,000, $4,264,000 and $4,241,000, respectively.

  Litigation

     The Company is subject to litigation in the ordinary course of its business. The Company believes it has meritorious defenses in all material pending lawsuits and that the outcome will not have a material adverse effect on the Company's financial position or results of operations. See Footnote 12 for further discussion of settlements of litigation.

  Credit Arrangements

     The Company has lines of credit totaling $50,500,000, borrowings under which bear interest principally at the lenders' respective prime rates. There were no short-term borrowings under lines of credit at June 30, 1997 and 1996. The lines expire as follows: $25,000,000 in December 1997 and $25,000,000 in March 1998. These lines are renewable annually at the option of the banks. The Company also has $500,000 in lines of credit with no expiration date.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      YEAR ENDED JUNE 30, 1997
                                  ----------------------------------------------------------------
                                   FIRST        SECOND         THIRD        FOURTH
                                  QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                                  -------       -------       -------       -------       --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................  $47,600       $57,600       $57,900       $62,500       $225,600
                                  -------       -------       -------       -------       --------
Gross margin....................  $30,951       $37,633       $37,398       $39,012       $144,994
                                  -------       -------       -------       -------       --------
Net earnings....................  $(3,298)(A)   $ 5,051       $ 5,750       $ 6,601       $ 14,104
                                  -------       -------       -------       -------       --------
Earnings per share..............  $ (0.20)(A)   $  0.31       $  0.35       $  0.40       $   0.86
                                  -------       -------       -------       -------       --------

                                                      YEAR ENDED JUNE 30, 1996
                                  ----------------------------------------------------------------
                                   FIRST        SECOND         THIRD        FOURTH
                                  QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                                  -------       -------       -------       -------       --------
Net sales...................      $45,900       $52,300       $54,600       $58,500       $211,300
                                  -------       -------       -------       -------       --------
Gross margin................      $30,039       $34,441       $35,537       $26,683(C)    $126,700
                                  -------       -------       -------       -------       --------
Net earnings................      $ 3,102       $12,711(B)    $ 5,437       $  (833)(C)   $ 20,417
                                  -------       -------       -------       -------       --------
Earnings per share..........      $  0.19       $  0.76(B)    $  0.33       $ (0.05)(C)   $   1.24
                                  -------       -------       -------       -------       --------

---------------
(A) Q1 and FY 1997 earnings includes shareholder class action securities lawsuit settlement expense of $5.6 million before taxes, or $3.3 million after income tax, equivalent to $0.20 per share, and Quinton patent infringement lawsuit settlement expense of $3.0 million before taxes, or $1.8 million after income tax, equivalent to $0.11 per share.

(B) Q2 and FY 1996 earnings includes income from settlement of litigation before taxes of $10.7 million, or $7.9 million after income tax, equivalent to $0.47 per share.

(C) Q4 and FY 1996 earnings includes charge for point of view write-off before taxes of $9.6 million, or $5.6 million after income tax, equivalent to $0.34 per share.

     Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

                        DATASCOPE CORP. AND SUBSIDIARIES

12.  SPECIAL ITEMS

     Included in fiscal 1997 earnings were two special items as follows:

  Settlement of Shareholder Class Action Securities Lawsuit

     The Company settled the shareholder class action securities lawsuit filed in November 1993. The cost of the settlement, including legal fees, was $5.6 million or $3.3 million after tax, equivalent to $0.20 per share.

  Settlement of Patent Infringement Lawsuit

     The Company settled the patent infringement lawsuit filed in February 1996 by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device. The settlement allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation. The cost of the settlement, including legal fees, was $3.0 million or $1.8 million after tax, equivalent to $0.11 per share.

     Included in fiscal 1996 earnings were two special items as follows:

  Income from Settlement of Litigation

     The Company settled all litigation brought by its wholly-owned subsidiaries, InterVascular, Inc. and InterVascular S.A. (France), against several former employees and certain other defendants. Income from the settlement of litigation, net of related expenses, was $10.7 million or $7.9 million after tax, equivalent to $0.47 per share.

  Point of View Charge

     The Company wrote off approximately $9.6 million or $5.6 million after tax, equivalent to $0.34 per share, for excess and obsolete inventory and other costs related to the point of view(R) monitor.

                        DATASCOPE CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

             COLUMN A                  COLUMN B                                      COLUMN D       COLUMN E
-----------------------------------  ------------             COLUMN C              ----------     ----------
                                                      -------------------------
                                                              ADDITIONS
                                                      -------------------------
                                                         (1)            (2)
                                                                     CHARGED TO     DEDUCTIONS
                                      BALANCE AT      CHARGED TO       OTHER           FROM        BALANCE AT
                                     BEGINNING OF     COSTS AND      ACCOUNTS--     RESERVES--      CLOSE OF
            DESCRIPTION                 PERIOD         EXPENSES       DESCRIBE       DESCRIBE        PERIOD
-----------------------------------  ------------     ----------     ----------     ----------     ----------
YEAR ENDED JUNE 30, 1997
Allowance for doubtful accounts....     $1,198           $226           $ --           $502(A)       $  922
                                        ======           ====           ====           ====          ======
Reserve for warranty costs.........        810             --             --            110(A)          700
                                        ======           ====           ====           ====          ======
YEAR ENDED JUNE 30, 1996
Allowance for doubtful accounts....     $1,273           $357           $ --           $432(A)       $1,198
                                        ======           ====           ====           ====          ======
Reserve for warranty costs.........        750             60             --             --             810
                                        ======           ====           ====           ====          ======
YEAR ENDED JUNE 30, 1995
Allowance for doubtful accounts....     $1,188           $494           $ --           $409(A)       $1,273
                                        ======           ====           ====           ====          ======
Reserve for warranty costs.........        450            300             --             --             750
                                        ======           ====           ====           ====          ======

---------------
(A) Write-offs

                                 EXHIBIT INDEX
EXHIBITS

 2.      Agreement and Plan of Merger, dated as of October 25, 1989, by and between the registrant and Datascope New York (incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form 8-B, filed with the Commission on
         January 4, 1990 (the "Form 8-B"))...............................................
 3.1     Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1989 (incorporated by reference as Exhibit
         3.1 to the Form 8-B)............................................................
 3.2     By-Laws, as currently in effect (incorporated by reference to Exhibit 3.2 to
         Annual Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993
         10-K")).........................................................................
 4.1     Specimen of certificate of Common Stock (incorporated by reference to Exhibit
         4.2 to the Form 8-B)............................................................
 4.2     Form of Certificate of Designations of the Registrant's Series A Preferred Stock
         (incorporated by reference to Exhibit 2.2 to the Company's Registration
         Statement on Form 8-A, filed with the Commission on May 31, 1991 (the "May 31,
         1991 Form 8-A"))................................................................
 4.3     Form of Rights Agreement, dated as of May 22, 1991, between the Company and
         Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit
         2.1 to the May 31, 1991 Form 8-A)...............................................
10.1*    1981 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2.1 to the Form 8-B)...................................................................
10.2*    Stock Option Agreements, dated November 30, 1982, between David Altschiller,
         William Asmundson, Alan Patricof and Norman Schneider, respectively, and the registrant (incorporated by reference to Exhibit 10.5 to Annual Report on Form
         10-K for the fiscal year ended June 30, 1989 (the "1989 10-K")).................
10.3*    Stock Option Agreement, dated December 7, 1988 between Joseph Grayzel, M.D. and the registrant (incorporated by reference to Exhibit 10.6 to the 1989 10-K).....
10.4*    Stock Option Agreements, dated as of March 1, 1990, between David Altschiller,
         William Asmundson, Joseph Grayzel, Alan Patricof and Norman Schneider,
         respectively, and the registrant (incorporated by reference to Exhibit 10.9 to
         Annual Report on Form 10-K for the fiscal year ended June 30, 1990).............
10.5*    Stock Option Agreement, dated as of September 28, 1990, between David
         Altschiller and the registrant (incorporated by reference to Exhibit 10.8 to the
         1991 10-K)......................................................................
10.6*    Datascope Corp. 1995 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (File No. 333-00537) filed January 30,
         1996 with the Commission).......................................................
10.7*    Amendment No. 1 to Datascope Corp. 1995 Stock Option Plan (incorporated by reference to Exhibit 4 to Post-Effective Amendment No. 1 to Registration
         Statement on Form S-8 (File No. 333-00537) filed February 21, 1996 with the
         Commission).....................................................................
10.8*    Agreement, dated as of July 1, 1996, by and between Datascope Corp. and Lawrence
         Saper...........................................................................
10.9*    Split-Dollar Agreement made as of July 25, 1994 by and among Datascope Corp.,
         Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the
         Saper Family 1994 Trust UTA. dtd. 6/28/94 (incorporated by reference to Exhibit
         10.15 to Annual Report on Form 10-K for fiscal year ended June 30, 1996 (the
         "1996 10-K"))...................................................................
10.10*   Modification Agreement made as of July 25, 1994 by and among Datascope Corp.,
         Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the
         Saper Family 1994 Trust UTA. dated 6/28/94 (incorporated by reference to Exhibit
         10.16 to 1996 10-K).............................................................
10.11*   Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen
         Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan
         Life Insurance Company Insurance Policy No. 940 750 122UM in favor of Datascope
         Corp. (incorporated by reference to Exhibit 10.17 to 1996 10-K).................
10.12*   Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen
         Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Security
         Mutual Life Insurance Company of New York Insurance Policy No. 11047711 in favor of Datascope Corp. (incorporated by reference to Exhibit 10.18 to 1996 10-K)....
21.      Subsidiaries....................................................................
23.      Consent of Deloitte & Touche LLP................................................

     Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) are denoted by an (*)