Form 10-Q
period 1997-09-30
DATASCOPE CORP
filed 1997-11-14
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------
                          Commission File Number 0-6516

                    DATASCOPE CORP.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                        13-2529596
--------------------------------------------------------------
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

 14 Philips Parkway, Montvale, New Jersey        07645-9998
 -------------------------------------------------------------
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100
                                                    --------------
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report:

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

Number of Shares of Company's Common Stock outstanding as of October 31, 1997:
16,059,818.

                        DATASCOPE CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

     NET SALES

         Net sales in the first quarter of fiscal 1998 were 14% higher than a year ago, with all product lines showing sales increases.

         Sales of cardiac assist products increased modestly in the first quarter of fiscal 1998, reflecting higher unit shipments and the Company's continuing ability to hold its dominant share of the market. The effect of higher unit shipments was partially offset by lower sales prices, as a result of the continuing highly competitive environment. While the Company believes the business environment will remain very competitive, the Company expects to strengthen its position and improve margins with the introduction of a series of new products and value-added services planned for the current year. Marketing of certain of these products in the U.S. is subject to FDA clearance of 510(k) pre-market notifications.

         In September 1997, Datascope introduced a new balloon pump, the System 97e with CardioSync(TM) software, and a new kink-resistant sheath for balloon catheters, the FlexiSheath(TM), at the European Society of Cardiology conference in Stockholm, Sweden. CardioSync software provides significantly improved performance automatically in dealing with premature beats, atrial fibrillation and other arrhythmia. In addition, the new system provides diagnostic software to facilitate service by telecommunication, using the system's integral modem. The FlexiSheath is uniquely designed to have exceptional resistance to kinking, thereby allowing it to more easily navigate tortuous blood vessels. Shipments of the System 97e and international shipments of the FlexiSheath are expected to begin in the second quarter of fiscal 1998. Marketing of the FlexiSheath in the U.S. awaits clearance by the FDA of the Company's 510(k) notification that was submitted in August 1997.

         Sales of VasoSeal(R) in the U.S. rose to $6.0 million, a 164% increase compared to last year, and a 3% increase compared to the fourth fiscal quarter of 1997. The latter gain reflects the seasonal slowness of the first fiscal quarter, in which interventional cardiology procedures are reduced by an estimated 10% compared to the fourth fiscal quarter, and the first full quarter of competitive activity. Worldwide sales of VasoSeal increased 117%, year-to-year, making a strong contribution to earnings. Datascope continued to expand its direct marketing organization in the U.S. to meet growing demand and increased competition for vascular sealing devices. Internationally, the Company is awaiting final action on its application for the CE mark which would allow marketing of VasoSeal in the European common market.

         Sales of vascular grafts grew in the first quarter of fiscal 1998 due to sales of the InterGard(TM) collagen coated grafts to the Company's distributors in the U.S. and Japan. These represent new markets for the InterGard products following receipt of regulatory clearance in May and August 1997, respectively. The sales increase reverses a sales decline experienced last fiscal year due to a price reduction of 40% imposed by the French Government on vascular grafts in November 1996.

         Sales of patient monitoring products increased in the first quarter of fiscal 1998 compared to the same period last year, due to continued domestic sales growth of the Passport(R) XG line of portable monitors and higher sales of Visa(TM) central monitoring stations.

         In October 1997, the Company announced that it will market high-end patient monitoring systems as a result of a long-term agreement with the Fukuda Denshi Company of Japan. The new monitor, trade named the EXPERT(TM), will allow the Company to compete in the $350 million U.S. market for high-end monitoring systems. The EXPERT monitor is compatible with the VISA central monitoring station, telemetry units and new anesthetic gas modules. The new systems are planned to begin shipping in the fourth quarter of fiscal 1998 subject to timely receipt of FDA 510(k) clearance for a software interface.

         The foreign exchange rate effect of the stronger U.S. dollar, compared to major European currencies, decreased total sales by approximately $845 thousand in the first quarter of fiscal 1998 compared to the same period last year.

     GROSS PROFIT (NET SALES LESS COST OF SALES)

         The gross profit percentage was 64.3% for the first quarter of fiscal 1998 compared to 65.0% for the corresponding period last year, with the decline primarily attributable to lower average selling prices for cardiac assist, patient monitoring and vascular graft products, partially offset by the increased volume and improved manufacturing efficiencies for the VasoSeal device.

     RESEARCH AND DEVELOPMENT (R&D)

         R&D expenses, as a percentage of sales, amounted to 14.4% in the first quarter of fiscal 1998 compared to 15.0% for the first quarter last year.

         Total R&D expenses increased $0.7 million or 10% in the first quarter of fiscal 1998 compared to the same period last year, primarily as a result of increased product development expenses in the Patient Monitoring Division and InterVascular, Inc.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expenses, as a percentage of sales, were 45.1% in the first quarter of fiscal 1998 compared to 46.8% for the corresponding period last year.

         SG&A expenses increased $2.2 million or 10% in the first quarter of fiscal 1998 compared to the corresponding period last year, as a result of the continued buildup of the U.S. marketing and selling organization for the VasoSeal device, increased sales staff and new marketing programs in the Cardiac Assist Division and increased corporate expenses.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $600 thousand in the first quarter of fiscal 1998 compared to the corresponding period last year.

     INTEREST INCOME AND EXPENSE

         The higher interest income in the first quarter of fiscal 1998 compared to the same period last year was attributable to an increase in the investment portfolio as cash generated from operations was invested in marketable securities, and a slight increase in interest rates.

     OTHER INCOME AND EXPENSE

         The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at September 30, 1997 totaled $340 thousand, all of which were in European currencies, with maturities that do not exceed 12 months.

     NET EARNINGS

         Net earnings in the first quarter of fiscal 1998 improved to $2.7 million or $0.16 per share compared to $1.8 million or $0.11 per share for the first quarter last year, excluding the special charge for settlement of litigation of $5.1 million after tax or $0.31 per share in the first quarter of fiscal 1997. The improved earnings resulted primarily from increased earnings from higher U.S. sales of the VasoSeal device, higher U.S. sales of patient monitoring products and increased interest income earned on investments.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company maintained its strong financial position during the first quarter of fiscal 1998. Working capital increased $2.7 million to $126.4 million at September 30, 1997 compared to $123.7 million at June 30, 1997 primarily due to a $7.9 million increase in cash and short-term investments, from cash provided by operations and maturity of non-current marketable securities.

         In the first quarter of fiscal 1998, cash was used to purchase $5.1 million of marketable securities and $1.6 million of plant and equipment.

         On May 3, 1996 the Company announced a stock repurchase program permitting utilization of up to $20 million to buy back its common stock from time to time, subject to market conditions and other relevant factors affecting the Company. During the first quarter of fiscal 1998, no shares were repurchased. Since inception of the stock repurchase program, the Company repurchased 223,300 shares of stock at a cost of $4.2 million.

         Management believes that the Company's financial resources are sufficient to meet its projected cash requirements including the expenditures expected under the stock repurchase program.

         The moderate rate of current U.S. inflation has not significantly affected the Company.

      INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

         This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties because of the possibility that market conditions may change, particularly as the result of competitive activity in the cardiac assist, vascular sealing device and other markets served by the Company, the ability of the Company to successfully introduce and gain market acceptance for new products, continued demand for the Company's products generally, the rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such technological changes, and because the timing of regulatory approvals is uncertain, as well as other risks detailed from time to time in documents filed by Datascope with the Securities and Exchange Commission.

                        DATASCOPE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          SEPT 30,         JUNE 30,
                                                           1997             1997
                                                         ---------        ---------
ASSETS                                                  (unaudited)          (a)
Current Assets:
  Cash and cash equivalents                              $   4,374        $   2,597
  Short-term investments                                    63,495           57,338
  Accounts receivable, less allowance for doubtful
    accounts of $1,013 and $922                             47,445           52,240
  Inventories (Note 2)                                      36,160           34,604
  Prepaid expenses and other current assets                  9,571            9,485
                                                         ---------        ---------
      Total Current Assets                                 161,045          156,264

Property, Plant and Equipment, net of accumulated
  depreciation of $43,649 and $42,079                       45,023           44,742
Non-Current Marketable Securities                           24,850           25,902
Other Assets                                                11,697           10,954
                                                         ---------        ---------
                                                         $ 242,615        $ 237,862
                                                         =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $   7,314        $   6,650
  Accrued expenses                                          15,050           15,755
  Accrued compensation                                       8,705            9,336
  Taxes on income                                            3,605              807
                                                         ---------        ---------
      Total Current Liabilities                             34,674           32,548

Other Liabilities                                           13,439           13,071
Stockholders' Equity (Note 3)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none                   --               --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,263,687 and 16,245,732 shares              163              162
  Additional paid-in capital                                44,469           44,266
  Treasury stock at cost, 223,300 shares                    (4,151)          (4,151)
  Retained earnings                                        158,537          155,868
  Cumulative translation adjustments                        (4,516)          (3,902)
                                                         ---------        ---------
                                                           194,502          192,243
                                                         ---------        ---------
                                                         $ 242,615        $ 237,862
                                                         =========        =========


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            ------------------------
                                              1997            1996
                                            --------        --------
NET SALES                                   $ 54,300        $ 47,600
                                            --------        --------

Costs and Expenses:
  Cost of sales                               19,396          16,649
  Research and development
    expenses                                   7,825           7,131
  Selling, general and
    administrative expenses                   24,499          22,258
  Settlements of litigation  (Note 4)             --           8,554
                                            --------        --------
                                              51,720          54,592
                                            --------        --------

OPERATING EARNINGS                             2,580          (6,992)

Other (Income) Expense:
  Interest income                             (1,289)         (1,189)
  Interest expense                                 5               4
  Other, net                                      (4)            138
                                            --------        --------
                                              (1,288)         (1,047)
                                            --------        --------

EARNINGS BEFORE TAXES ON INCOME                3,868          (5,945)

Taxes on Income                                1,199          (2,647)
                                            --------        --------

NET EARNINGS                                $  2,669        $ (3,298)
                                            ========        ========


Earnings Per Share (Note 3)                 $   0.16        $  (0.20)
                                            ========        ========

Weighted Average Number of Common
  and Common Equivalent Shares
  Outstanding (Note 3)                        16,437          16,237
                                            ========        ========



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
OPERATING ACTIVITIES:
     Net cash provided by operating activities            $  8,674     $  8,010
                                                          --------     --------

INVESTING ACTIVITIES:
     Capital expenditures                                   (1,554)      (1,015)
     Purchases of marketable securities                    (26,341)     (25,367)
     Maturities of marketable securities                    21,237       19,625
                                                          --------     --------
     Net cash used in investing activities                  (6,658)      (6,757)
                                                          --------     --------

FINANCING ACTIVITIES:
     Net cash provided by (used in) financing activities       203           (5)
                                                          --------     --------

     Effect of exchange rates on cash                         (442)         (40)
                                                          --------     --------

Increase in cash and cash equivalents                        1,777        1,208
Cash and cash equivalents, beginning of period               2,597        2,574
                                                          --------     --------

Cash and cash equivalents, end of period                  $  4,374     $  3,782
                                                          ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash refunded during the period for:
       Income taxes                                       $ (1,565)    $ (1,154)
                                                          --------     --------

     Non-cash transactions:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment               $  1,146     $  1,573
                                                          --------     --------

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 1997 and the statements of consolidated earnings and cash flows for the three month periods ended September 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1997 annual report to shareholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                        (In thousands)
                                    ----------------------
                                    Sept 30,      June 30,
                                      1997         1997
                                    --------      --------
              Materials             $13,418       $10,917
              Work in Process         5,126         4,885
              Finished Goods         17,616        18,802
                                    -------       -------
                                    $36,160       $34,604
                                    =======       =======

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the three months ended September 30, 1997 are as follows:

                                                                (In thousands)
                                                                --------------
              Net income                                           $ 2,669
              Translation adjustments                                 (614)
              Common stock and additional paid-in
                    capital effects of stock option activity           204
                                                                   -------
              Total increase in stockholders' equity               $ 2,259
                                                                   =======

4.  SETTLEMENTS OF LITIGATION

The Company settled litigation during the first quarter of fiscal 1997 resulting in the following charges against first quarter earnings :

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

Part II:

        Item 2        Issuance of Unregistered Securities
                      During the first quarter of fiscal 1998 the Company granted 33,500 shares of stock options at exercise prices ranging from $22.50 to $23.125 per share.

        Item 6        Exhibits and Reports on Form 8-K

                      (b) Reports on Form 8-K.

                          The Company filed a Current Report on Form 8-K with the Commission on October 21, 1997.

                                                                       Form 10-Q



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATASCOPE CORP.
                                 Registrant




                                 By: /s/ Lawrence Saper
                                    ------------------------------
                                    Lawrence Saper
                                    Chairman of the Board, President and
                                    Chief Executive Officer




                                 By: /s/  Murray Pitkowsky
                                    ------------------------------
                                    Murray Pitkowsky
                                    Senior Vice President, Chief
                                    Financial Officer, Secretary
                                    and Treasurer



Dated:  November 14, 1997