Form 10-Q
period 1997-12-31
DATASCOPE CORP
filed 1998-02-13
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1997
                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                    Commission File Number 0-6516

                          DATASCOPE CORP.
(Exact name of registrant as specified in its charter)

Delaware                                                  13-2529596
(State of other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

       14 Philips Parkway, Montvale, New Jersey  07645-9998
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100
________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report:

        Indicate by check mark whether the registrant

        (1) has filed all reports required to be filed by Section 13 or
              15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
        (2)  has been subject to such filing requirements for the past 90 days.
                             YES     [X]             NO     [ ]

Number of Shares of Company's Common Stock outstanding as of January 30, 1998 15,831,487.

                        DATASCOPE CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     Second quarter and first six months fiscal 1998 compared to the corresponding periods last year.

     NET SALES

         Net sales of $62.7 million in the second quarter and $117.0 million in the first six months of fiscal 1998 increased 9% and 11%, respectively, led by the continued U.S. sales growth of VasoSeal(R) and higher sales of patient monitoring products and vascular grafts.

         Sales of cardiac assist products were essentially unchanged from last year reflecting the continued highly competitive climate that has characterized the intra-aortic balloon pumping market for the past two years. The effect of higher unit shipments was offset by lower selling prices. While competition is expected to continue, Datascope believes its competitive position will gain as a result of the new System 97e which began shipping in the second quarter and the new 8 Fr. Co-Lumen balloon catheter planned to begin shipping to international markets in the current quarter. The new 8 Fr. catheter has the smallest profile of any intra-aortic balloon catheter and is the first capable of insertion through an 8 Fr. sheath, a standard sheath size used for coronary angioplasty and stent procedures. The FDA 510(k) submission for the 8 Fr. balloon was filed January 1998.

         Sales of VasoSeal in the U.S. rose to $6.4 million in the quarter, an 88% increase and a 6% increase over the sequential quarter. The Company continued to expand its direct marketing organization in the U.S. to meet growing demand and increased competition for vascular sealing devices. The Company received the CE mark for VasoSeal in November 1997 and commercial sale in the major European markets began during February 1998.

         Worldwide sales of patient monitoring products increased as a result of continued strong demand for the Passport(R) line of monitors and VISA(TM) central stations. Orders for the new EXPERT(TM) high-end patient monitoring system are being booked and, as announced in October 1997, first shipments to customers are planned for the fourth fiscal quarter. The new EXPERT system allows Datascope to compete in the $350 million U.S. market for high-end monitoring systems and complements the Company's position as the leading supplier of portable monitoring systems. The Company received FDA 510(k) clearance to market a new MRI compatible monitor in the second quarter. The MRI monitor effectively measures the vital signs of patients in Magnetic Resonance Imaging
         (MRI) rooms which contain powerful magnetic fields that distort the measurements of ordinary monitors.

         Orders for this new monitor are currently being taken for expected shipment in the fourth fiscal quarter. The annual U.S. market for MRI compatible monitors is estimated at $30 million.

         Sales of vascular grafts grew for the second consecutive quarter reflecting shipments to new markets in the U.S. and Japan for InterGard(TM) collagen coated vascular grafts, partially offset by lower sales prices and an unfavorable foreign exchange impact.

         The foreign exchange rate effect of the stronger U.S. dollar compared to major European currencies decreased total sales by approximately $800 thousand and $1.6 million in the second quarter and first six months of fiscal 1998, respectively.

     GROSS PROFIT (NET SALES LESS COST OF SALES)

         The gross profit percentage was 64.2% and 64.3% for the second quarter and first six months of fiscal 1998, respectively, compared to 65.3% and 65.2% with the reduction primarily attributable to lower average selling prices for cardiac assist, patient monitoring and vascular graft products, partially offset by higher VasoSeal gross profits.

     RESEARCH AND DEVELOPMENT (R&D)

         R&D expenses, as a percentage of sales, amounted to 12.0% and 13.1% in the second quarter and first six months of fiscal 1998, respectively, compared to 11.8% and 13.3% for the same periods last year.

         R&D expenses increased $0.7 million or 11% and $1.4 million or 10% in the second quarter and first six months of fiscal 1998, respectively, as activity increased in all businesses.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expenses, as a percentage of sales, were 41.1% and 43.0% in the second quarter and first six months of fiscal 1998, respectively, a 1.6 point decline compared to 42.7% and 44.6%, as expenses increased at a lower rate than sales increases.

         SG&A expenses increased $1.2 million or 5% in the second quarter and $3.4 million or 7% in the first six months of fiscal 1998, as a result of the continued buildup of the U.S. VasoSeal field selling organization, new marketing programs in the Cardiac Assist division and higher corporate expenses.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $460 thousand and $990 thousand in the second quarter and first six months of fiscal 1998, respectively.

     SETTLEMENTS OF LITIGATION

         Net earnings in the first six months of fiscal 1997 included the settlement expense for two lawsuits recorded in the first quarter:

         1) The shareholder class action securities lawsuit filed in November 1993 against the Company. The cost of the settlement including legal fees was $5.6 million, $3.3 million after-tax or $0.20 per diluted share.

         2) The patent infringement lawsuit filed in February 1996 by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device. The settlement of this lawsuit allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation. The cost of the settlement including legal fees was $3.0 million, $1.8 million after-tax or $0.11 per diluted share.

     INTEREST INCOME AND EXPENSE

         The slightly higher interest income in the second quarter and first six months of fiscal 1998 was primarily attributable to an increase in the investment portfolio, as cash generated from operations was invested in marketable securities, and a slight increase in interest rates.

     OTHER INCOME AND EXPENSE

         The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at December 31, 1997 totaled $1.0 million, all of which were in European currencies, with maturities that do not exceed 12 months.

     NET EARNINGS

         Net earnings in the second quarter of fiscal 1998 improved to $5.6 million or $0.34 per diluted share compared to $5.1 million, or $0.31 per diluted share. The earnings increase resulted primarily from higher U.S. sales of the VasoSeal device.

         Net earnings for the first six months of fiscal 1998 were $8.3 million or $0.50 per diluted share compared to $6.9 million or $0.42 per diluted share for the first six months last year, excluding the special charge for settlement of litigation of $5.1 million after tax or $0.31 per diluted share reported in the first quarter of fiscal 1997. The improved earnings resulted from higher U.S. sales of the VasoSeal device and increased interest income earned on investments.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company maintained its strong financial position during the first six months of fiscal 1998. Working capital was $119.6 million at December 31, 1997 compared to $123.7 million at June 30, 1997, with the reduction attributable to more funds ($6.0 million) being invested long-term (up to 4 years). Accounts receivable at December 31, 1997 declined $2.4 million or 5% from June 30, 1997 due to improved collections.

         Cash provided by operating activities was $12.3 million in the first six months of fiscal 1998 compared to $3.0 million cash used by operations in the same period last year. The increase in cash was primarily attributable to reduced inventory purchases and the increase in net earnings in the first six months of fiscal 1998. The first six months of fiscal 1997 included a $5.1 million disbursement for settlements of litigation.

         In the first six months of fiscal 1998, cash was used to purchase $3.9 million of plant and equipment and $6.0 million in long-term marketable securities, with maturities less than 5 years.

         On May 3, 1996 the Company announced a common stock repurchase program of up to $20 million, subject to market conditions and other relevant factors affecting the Company. During the first six months of fiscal 1998, 156,800 shares of the Company's stock were repurchased at a cost of $3,835,000. Since inception of the stock repurchase program, the Company has repurchased 380,100 shares of stock at a cost of $7,986,000 as of December 31, 1997.

         Management believes that the Company's financial resources are sufficient to meet its projected cash requirements including the expenditures expected under the stock repurchase program.

         The moderate rate of current U.S. inflation has not significantly affected the Company.

     ADOPTION OF NEW ACCOUNTING STANDARD

         The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share," as required effective December 31, 1997. All prior earnings per share amounts presented have been restated to conform with this new statement.


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

                        DATASCOPE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     DEC 31,       JUNE 30,
                                                      1997           1997
                                                    ----------    ----------
ASSETS                                              (unaudited)        (a)
Current Assets:
  Cash and cash equivalents                         $    1,583    $    2,597
  Short-term investments                                57,136        57,338
  Accounts receivable, less allowance for doubtful
    accounts of $1,044 and $922                         49,863        52,240
  Inventories (Note 2)                                  33,725        34,604
  Prepaid expenses and other current assets              9,630         9,485
                                                    ----------    ----------
      Total Current Assets                             151,937       156,264

Property, Plant and Equipment, net of accumulated
  depreciation of $43,300 and $42,079                   47,093        44,742
Non-Current Marketable Securities                       32,133        25,902
Other Assets                                            11,983        10,954
                                                    ----------    ----------
                                                    $  243,146    $  237,862
                                                    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $    8,739    $    6,650
  Accrued expenses                                      13,792        15,755
  Accrued compensation                                   7,727         9,336
  Taxes on income                                        2,073           807
                                                    ----------    ----------
      Total Current Liabilities                         32,331        32,548

Other Liabilities                                       13,790        13,071
Stockholders' Equity (Note 4)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none               -             -
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,319,762 and 16,245,732 shares          163           162
  Additional paid-in capital                            45,602        44,266
  Treasury stock at cost, 380,100 and 223,300 shares    (7,986)       (4,151)
  Retained earnings                                    164,184       155,868
  Cumulative translation adjustments                    (4,938)       (3,902)
                                                    ----------    ----------
                                                       197,025       192,243
                                                    ----------    ----------
                                                    $  243,146    $  237,862
                                                    ==========    ==========

                 (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                               DATASCOPE CORP. AND SUBSIDIARIES
                              STATEMENTS OF CONSOLIDATED EARNINGS
                           (In thousands, except per share amounts)
                                          (Unaudited)

                                              SIX MONTHS ENDED            THREE MONTHS ENDED
                                                DECEMBER 31,                  DECEMBER 31,
                                              1997         1996          1997          1996
                                          -----------   ----------    ----------   -----------
NET SALES                                 $   117,000   $  105,200    $   62,700   $    57,600
                                          -----------   ----------    ----------   -----------
Costs and Expenses:
  Cost of sales                                41,814       36,616        22,418        19,967
  Research and development
    expenses                                   15,376       13,939         7,551         6,808
  Selling, general and
    administrative expenses                    50,269       46,878        25,770        24,620
  Litigation settlement expense (Note 3)          -          8,554           -             -
                                          -----------   ----------    ----------   -----------
                                              107,459      105,987        55,739        51,395
                                          -----------   ----------    ----------   -----------
OPERATING EARNINGS (LOSS)                       9,541         (787)        6,961         6,205
Other (Income) Expense:
  Interest income                              (2,561)      (2,449)       (1,272)       (1,260)
  Interest expense                                 13            8             8             4
  Other, net                                       37          279            41           141
                                          -----------   ----------    ----------   -----------
                                               (2,511)      (2,162)       (1,223)       (1,115)
                                          -----------   ----------    ----------   -----------
EARNINGS BEFORE TAXES ON INCOME                12,052        1,375         8,184         7,320
Taxes on Income                                 3,736         (378)        2,537         2,269
                                          -----------   ----------    ----------   -----------
NET EARNINGS                              $     8,316   $    1,753    $    5,647   $     5,051
                                          ===========   ==========    ==========   ===========

Earnings Per Share, Basic (Note 4)        $      0.52   $     0.11    $     0.35   $      0.31
                                          ===========   ==========    ==========   ===========

Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Basic                    16,005       16,043        15,978        16,045
                                          ===========   ==========    ==========   ===========

Earnings Per Share, Diluted (Note 4)      $      0.50   $     0.11    $     0.34   $      0.31
                                          ===========   ==========    ==========   ===========

Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Diluted                  16,504       16,265        16,559        16,299
                                          ===========   ==========    ==========   ===========

See notes to consolidated financial statements

                          DATASCOPE CORP. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                              1997            1996
                                                           ----------      ---------
OPERATING ACTIVITIES:
  Net cash provided by (used in) operating activities      $   12,303      $  (3,036)
                                                           ----------      ---------

INVESTING ACTIVITIES:
  Capital expenditures                                         (3,905)        (2,233)
  Purchases of marketable securities                          (46,789)       (52,059)
  Maturities of marketable securities                          40,760         56,598
                                                           ----------      ---------

  Net cash (used in) provided by investing activities          (9,934)         2,306
                                                           ----------      ---------

FINANCING ACTIVITIES:
  Net cash (used in) provided by financing activities          (2,731)            12
                                                           ----------      ---------

  Effect of exchange rates on cash                               (652)           (62)
                                                           ----------      ---------

Decrease in cash and cash equivalents                          (1,014)          (780)
Cash and cash equivalents, beginning of period                  2,597          2,574
                                                           ----------      ---------

Cash and cash equivalents, end of period                   $    1,583      $   1,794
                                                           ==========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid (refunded) during the period for:
    Income taxes                                           $    1,995      $    (110)
                                                           ----------      ---------
  Non-cash transactions:
    Net transfers of inventory to fixed assets
      for use as demonstration equipment                   $    3,248      $   3,096
                                                           ----------      ---------

See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheets as of December 31, 1997 and 1996 and the statements of consolidated earnings and cash flows for the three and six month periods ended December 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1997 annual report to shareholders. The results of operations for the period ended December 31, 1997 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                          (In thousands)
                                    ---------------------------
                                    Dec 31,            June 30,
                                     1997               1997
                                    -------            -------
         Materials                  $13,602            $10,917
         Work in Process              4,761              4,885
         Finished Goods              15,362             18,802
                                    -------            -------
                                    $33,725            $34,604
                                    =======            =======

3.  SETTLEMENTS OF LITIGATION

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

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share", as required effective December 31, 1997. All prior earnings per share amounts presented have been restated to conform with this new statement.

The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

----------------------              ---------------------------------------        ---------------------------------------
For Three Months Ended                        December 31, 1997                                 December 31, 1996
----------------------              ---------------------------------------        ---------------------------------------
                                      Net                          Per Share         Net                         Per Share
Basic EPS                           Earnings         Shares         Amount         Earnings        Shares          Amount
---------                           --------         ------         ------         --------        ------          ------
Earnings available to
   common shareholders               $5,647          15,978          $0.35          $5,051          16,045          $0.31

Diluted EPS
-----------
Options issued to employees            --               581           --              --               254           --
                                     ------          ------          -----          ------          ------          -----
Earnings available to
   common shareholders
   plus assumed conversions          $5,647          16,559          $0.34          $5,051          16,299          $0.31
                                     ======          ======          =====          ======          ======          =====

--------------------                ---------------------------------------        ---------------------------------------
For Six Months Ended                          December 31, 1997                                December 31, 1996
--------------------                ---------------------------------------        ---------------------------------------
                                      Net                         Per Share          Net                         Per Share
Basic EPS                           Earnings         Shares         Amount         Earnings        Shares          Amount
---------                           --------         ------         ------         --------        ------          ------
Earnings available to
   common shareholders               $8,316          16,005          $0.52          $1,753          16,043          $0.11

Diluted EPS
-----------
Options issued to employees            --               499           --              --               222           --
                                     --------         ------         ------         --------        ------          ------
Earnings available to
   common shareholders
   plus assumed conversions          $8,316          16,504          $0.50          $1,753          16,265          $0.11
                                     ========        =======         ======         ========        ======          ======

Changes in the components of stockholders' equity for the six months ended December 31, 1997 were as follows:

                                                                 (In thousands)
                                                                 --------------
                  Net income                                        $ 8,316
                  Translation adjustments                            (1,036)
                  Common stock and additional paid-in capital
                        effects of stock option activity              1,337
                  Purchases under stock repurchase plan              (3,835)
                                                                    -------
                  Total increase in stockholders' equity            $ 4,782
                                                                    =======

Part II:

    Item 4.   Submission of Matters to a Vote of Security Holders

              The following matters were submitted to a vote of Security Holders at the Annual Meeting of Shareholders of the Company on December 9, 1997:

1. To elect three directors of the Company to hold office until the Annual Meeting of Shareholders occurring in 2000 and until the election and qualification of their respective successors;

                                             For          Withheld

    Lawrence Saper                           12,587,472        235,316
    Alan B. Abramson                         12,587,472        235,316
    Arno Nash                                12,587,472        235,316

2. To approve an amendment to the Datascope Corp. 1995 Stock Option Plan (the "1995 Option Plan") to increase the number of shares of the Company's Common Stock which may be the subject of options granted pursuant to the 1995 Option Plan from 750,000 shares in the aggregate to 1,500,000 shares in the aggregate;

                                        For           Against         Abstain

                                        11,686,481    1,079,616       56,691

3.  To approve the adoption of the Datascope Corp. 1997 Executive Bonus
Plan;

                                        For           Against         Abstain

                                        11,430,229    946,253         55,250

4.  To approve the adoption of the Datascope Corp. Annual Incentive Plan;

                                        For           Against         Abstain

                                        11,697,009    685,011         49,712

    Item 6.   Exhibits and Reports on Form 8-K

              a.  Exhibits

                 *10.1(1)  Datascope Corp. 1995 Stock Option Plan (as amended).
                 *10.2     Datascope Corp. 1997 Executive Bonus Plan.
                 *10.3     Datascope Corp. Annual Incentive Plan.
                 *10.4(2)  Datascope Corp. Compensation Plan for Non-Employee
                           Directors.
                  27       Financial Data Schedule

                 *Indicates exhibits relating to compensatory plans, contracts or arrangements in which executive officers or directors participate.

               (1)Incorporated by reference to the Company's Registration
                  Statement on Form S-8 filed with the Securities and Exchange Commission (the "Commission") on December 19, 1997 (File No. 333-42753).

               (2)Incorporated by reference to the Company's Registration
                  Statement on Form S-8 filed with the Commission on December 19, 1997 (File No. 333-42747).

              b. A Report on Form 8-K was filed by the Company on October 22, 1997, reporting under Item 5, the press release issued by the Company on October 21, 1997 regarding its plans to enter the life science research market in connection with the introduction of reagents based on 3DNA (TM) (Three-Dimensional Nucleic Acid).

                                                                       Form 10-Q



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DATASCOPE CORP.
                                            Registrant



                                            By: /s/ Lawrence Saper
                                                --------------------------------
                                                Lawrence Saper
                                                Chairman of the Board and
                                                Chief Executive Officer



                                            By: /s/ Murray Pitkowsky
                                                --------------------------------
                                                Murray Pitkowsky
                                                Senior Vice President and
                                                Secretary



Dated:  February 12, 1998