Form 10-Q
period 1998-03-31
DATASCOPE CORP
filed 1998-05-15
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998

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

Registrant's telephone number, including area code  (201) 391-8100
Former name, former address and former fiscal year, if changed since last report:

         Indicate by check mark whether the registrant

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

         (2) has been subject to such filing requirements for the past 90 days.

                               YES X   NO____

Number of Shares of Company's Common Stock outstanding as of April 30, 1998:
15,577,121.

                        DATASCOPE CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     Third quarter and first nine months fiscal 1998 compared to the corresponding periods last year.

     NET SALES

         Net sales of $60.3 million in the third quarter and $177.3 million in the first nine months of fiscal 1998 increased 4% and 9%, respectively, led by the continued U.S. sales growth of VasoSeal(R) and higher sales of patient monitoring products and vascular grafts.

         Sales of cardiac assist products were essentially unchanged from last year reflecting the continued highly competitive climate that has characterized the intra-aortic balloon pumping market for the past two years. While competition is expected to continue, the Company believes its competitive position will gain as a result of the new System 97e, which began shipping in the second quarter, and the new Profile 8 Fr. Co-Lumen (CL) balloon catheter that the Company believes offers significant advantages over competitive products. The new Profile 8 Fr. Catheter has the smallest profile of any intra-aortic balloon catheter and is the first capable of insertion through an 8 Fr. sheath, a standard sheath size used for coronary angioplasty and stent procedures. The 510(k) submission for the Profile 8 Fr. Catheter was approved by the FDA in early May 1998 and the Company believes that the introduction of this product in the U.S. market will contribute to improvements in sales and margins of the Cardiac Assist division.

         Sales of VasoSeal in the U.S. rose to $7.2 million in the third quarter, a 50% increase and a 13% increase over the sequential quarter. The Company continues to expand the VasoSeal direct selling organization in the U.S. to meet growing demand and increased competition for vascular sealing devices and is establishing a direct sales effort in Europe.

         Sales of patient monitoring products increased modestly in the third quarter as initial shipments of new products, including the Expert(TM) high-end patient monitoring system more than offset lower sales of older monitors. The Patient Monitoring division has introduced several new products including the Expert, the Accutorr(R) Plus non-invasive blood pressure monitors, an enhanced Passport(R) XG portable monitor and the new MRI(TM) monitor. These new products have broadened and improved the product line and are expected to contribute to stronger growth in the patient monitoring business beginning in the fourth quarter.

         Sales of InterVascular, Inc. increased for the third consecutive quarter reflecting shipments to the Company's U.S. distributor of InterGard(TM) collagen coated vascular grafts. InterVascular has expanded its production capacity to meet increased orders for the U.S. market.

         The foreign exchange rate effect of the stronger U.S. dollar compared to major European currencies decreased total sales by approximately $600 thousand and $2.2 million in the third quarter and first nine months of fiscal 1998, respectively.

     GROSS PROFIT (NET SALES LESS COST OF SALES)

         The gross profit percentage was 66.1% and 64.9% for the third quarter and first nine months of fiscal 1998, respectively, compared to 64.6% and 65.0% for the comparable periods last year. The increase in the gross profit percentage in the third quarter of fiscal 1998 was primarily attributable to manufacturing efficiencies and higher selling prices for the VasoSeal device and cost reductions in the Patient Monitoring division, partially offset by lower selling prices for cardiac assist products.

     RESEARCH AND DEVELOPMENT (R&D)

         R&D expenses, as a percentage of sales, amounted to 12.3% and 12.8% in the third quarter and first nine months of fiscal 1998, respectively, compared to 10.7% and 12.3% for the same periods last year.

         R&D expenses increased $1.2 million or 20% and $2.7 million or 13% in the third quarter and first nine months of fiscal 1998, respectively, primarily attributable to new product development activity in essentially all businesses.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expenses, as a percentage of sales, were 41.2% and 42.4% in the third quarter and first nine months of fiscal 1998, respectively, compared to 41.7% and 43.5%, for the same periods last year, as expenses increased at a lower rate than sales increases.

         SG&A expenses increased $0.7 million or 3% in the third quarter and $4.1 million or 6% in the first nine months of fiscal 1998, as a result of the continuing buildup of the U.S. and international VasoSeal field selling organization, new marketing programs in the Cardiac Assist division and higher business development expenses.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $425 thousand and $1.6 million in the third quarter and first nine months of fiscal 1998, respectively.

     SETTLEMENTS OF LITIGATION

         Net earnings in the first nine months of fiscal 1997 included the settlement expense for two lawsuits recorded in the first quarter:

         1) The shareholder class action securities lawsuit filed in November 1993 against the Company. The cost of the settlement including legal fees was $5.6 million, $3.3 million after tax or $0.20 per diluted share.

         2) The patent infringement lawsuit filed in February 1996 by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device. The settlement of this lawsuit allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation. The cost of the settlement including legal fees was $3.0 million, $1.8 million after tax or $0.11 per diluted share.

     INTEREST INCOME AND EXPENSE

         The higher interest income in the third quarter and first nine months of fiscal 1998 was primarily attributable to an increase in the investment portfolio, as cash generated from operations was invested in marketable securities.

     OTHER INCOME AND EXPENSE

         The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at March 31, 1998 totaled $0.2 million, all of which were in European currencies, with maturities that do not exceed 12 months.

     NET EARNINGS

         Net earnings in the third quarter of fiscal 1998 improved to $6.2 million or $0.38 per diluted share compared to $5.75 million, or $0.35 per diluted share. The earnings increase resulted primarily from higher sales of the VasoSeal device, improved gross profit margins and slightly higher interest income earned on investments.

         Net earnings for the first nine months of fiscal 1998 were $14.5 million or $0.88 per diluted share compared to $12.6 million or $0.77 per diluted share for the first nine months last year, excluding the special charge for settlement of litigation of $5.1 million after tax or $0.31 per diluted share reported in the first quarter of fiscal 1997. The improved earnings resulted primarily from higher U.S. sales of the VasoSeal device and patient monitoring products, and increased interest income earned on investments.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company maintained its strong financial position during the first nine months of fiscal 1998. Working capital was $111.9 million at March 31, 1998 compared to $123.7 million at June 30, 1997, with the reduction primarily attributable to cash used for the stock repurchase program ($14.0M) and more funds ($9.3 million) being invested long-term.

         Cash provided by operating activities was $17.8 million in the first nine months of fiscal 1998 compared to $2.9 million in the same period last year. The increase in cash was primarily attributable to improved management of inventory and the increase in net earnings in the first nine months of fiscal 1998. The first nine months of fiscal 1997 included a $5.1 million disbursement for settlements of litigation.

         In the first nine months of fiscal 1998, cash was used to purchase $5.3 million of plant and equipment and $9.3 million in long-term marketable securities, with maturities up to 4 years. Short-term investments were reduced $11.5 million for cash used for the stock repurchase program.

         On May 3, 1996 the Company announced a common stock repurchase program of up to $20 million, subject to market conditions and other relevant factors affecting the Company. During the first nine months of fiscal 1998, 570,100 shares of the Company's stock were repurchased at a cost of $13,971,000. Since inception of the stock repurchase program, the Company has repurchased 793,400 shares of stock at a cost of $18,122,000 as of March 31, 1998.

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

                        DATASCOPE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                           MARCH 31,        JUNE 30,
                                                             1998             1997
                                                           ---------        ---------
ASSETS                                                    (unaudited)          (a)
Current Assets:
  Cash and cash equivalents                                $   3,851        $   2,597
  Short-term investments                                      45,846           57,338
  Accounts receivable, less allowance for doubtful
    accounts of $1,062 and $922                               50,726           52,240
  Inventories (Note 2)                                        35,290           34,604
  Prepaid expenses and other current assets                   10,505            9,485
                                                           ---------        ---------
      Total Current Assets                                   146,218          156,264

Property, Plant and Equipment, net of accumulated
  depreciation of $44,838 and $42,079                         47,671           44,742
Non-Current Marketable Securities                             35,170           25,902
Other Assets                                                  12,171           10,954
                                                           ---------        ---------
                                                           $ 241,230        $ 237,862
                                                           =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                         $   9,729        $   6,650
  Accrued expenses                                            13,494           15,755
  Accrued compensation                                         7,776            9,336
  Taxes on income                                              3,346              807
                                                           ---------        ---------
      Total Current Liabilities                               34,345           32,548

Other Liabilities                                             14,082           13,071
Stockholders' Equity (Note 4)
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none                     --               --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,349,186 and 16,245,732 shares                163              162
  Additional paid-in capital                                  45,931           44,266
  Treasury stock at cost, 793,400 and 223,300 shares         (18,122)          (4,151)
  Retained earnings                                          170,389          155,868
  Cumulative translation adjustments                          (5,558)          (3,902)
                                                           ---------        ---------
                                                             192,803          192,243
                                                           ---------        ---------
                                                           $ 241,230        $ 237,862
                                                           =========        =========


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                  NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                       MARCH 31,                         MARCH 31,
                                               --------------------------        --------------------------
                                                 1998             1997             1998             1997
                                               ---------        ---------        ---------        ---------
NET SALES                                      $ 177,300        $ 163,100        $  60,300        $  57,900
                                               ---------        ---------        ---------        ---------
Costs and Expenses:
  Cost of sales                                   62,272           57,118           20,458           20,502
  Research and development
    expenses                                      22,775           20,119            7,399            6,180
  Selling, general and
    administrative expenses                       75,120           71,017           24,851           24,139
  Litigation settlement expense (Note 3)              --            8,554               --               --
                                               ---------        ---------        ---------        ---------
                                                 160,167          156,808           52,708           50,821
                                               ---------        ---------        ---------        ---------
OPERATING EARNINGS (LOSS)                         17,133            6,292            7,592            7,079
Other (Income) Expense:
  Interest income                                 (3,796)          (3,568)          (1,235)          (1,119)
  Interest expense                                    18               14                5                6
  Other, net                                         120              488               83              209
                                               ---------        ---------        ---------        ---------
                                                  (3,658)          (3,066)          (1,147)            (904)
                                               ---------        ---------        ---------        ---------
EARNINGS BEFORE TAXES ON INCOME                   20,791            9,358            8,739            7,983
Taxes on Income                                    6,270            1,855            2,534            2,233
                                               ---------        ---------        ---------        ---------
NET EARNINGS                                   $  14,521        $   7,503        $   6,205        $   5,750
                                               =========        =========        =========        =========

Earnings Per Share, Basic (Note 4)             $    0.91        $    0.47        $    0.39        $    0.36
                                               =========        =========        =========        =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Basic                       15,924           16,057           15,762           16,085
                                               =========        =========        =========        =========

Earnings Per Share, Diluted (Note 4)           $    0.88        $    0.46        $    0.38        $    0.35
                                               =========        =========        =========        =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Diluted                     16,445           16,347           16,323           16,542
                                               =========        =========        =========        =========



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ------------------------
                                                                                       1998            1997
                                                                                     --------        --------
OPERATING ACTIVITIES:
     Net cash provided by operating activities                                       $ 17,789        $  2,854
                                                                                     --------        --------

INVESTING ACTIVITIES:
     Capital expenditures                                                              (5,322)         (3,783)
     Purchases of marketable securities                                               (61,416)        (71,234)
     Maturities of marketable securities                                               63,640          73,706
                                                                                     --------        --------
     Net cash used in investing activities                                             (3,098)         (1,311)
                                                                                     --------        --------

FINANCING ACTIVITIES:
     Treasury shares acquired under repurchase program                                (13,971)         (1,992)
     Exercise of stock options, net                                                     1,433           1,448
                                                                                     --------        --------
     Net cash used in financing activities                                            (12,538)           (544)
                                                                                     --------        --------

   Effect of exchange rates on cash                                                      (899)           (530)
                                                                                     --------        --------

Increase in cash and cash equivalents                                                   1,254             469
Cash and cash equivalents, beginning of period                                          2,597           2,574
                                                                                     --------        --------

Cash and cash equivalents, end of period                                             $  3,851        $  3,043
                                                                                     ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid (refunded) during the period for:
         Income taxes                                                                $  3,263        $    (21)
                                                                                     --------        --------

     Non-cash transactions:
         Net transfers of inventory to fixed assets
         for use as demonstration equipment                                          $  4,974        $  4,534
                                                                                     --------        --------



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheets as of March 31, 1998 and 1997 and the statements of consolidated earnings and cash flows for the three and nine month periods ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's June 30, 1997 annual report to shareholders. The results of operations for the period ended March 31, 1998 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.


                         (In thousands)
                     -----------------------
                     March 31,      June 30,
                       1998          1997
                      -------       -------
Materials             $12,464       $10,917
Work in Process         6,507         4,885
Finished Goods         16,319        18,802
                      -------       -------
                      $35,290       $34,604
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

The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

----------------------------     -----------------------------------   ---------------------------------
For Three Months Ended                   March 31, 1998                          March 31, 1997
----------------------------     -----------------------------------   ---------------------------------
                                    Net                   Per Share      Net                   Per Share
Basic EPS                        Earnings      Shares      Amount      Earnings      Shares      Amount
---------                         ------       ------       -----       ------       ------       -----
Earnings available to
   common shareholders            $6,205       15,762       $0.39       $5,750       16,085       $0.36

Diluted EPS
Options issued to employees           --          561          --           --          457          --
                                  ------       ------       -----       ------       ------       -----

Earnings available to
   common shareholders
   plus assumed conversions       $6,205       16,323       $0.38       $5,750       16,542       $0.35
                                  ======       ======       =====       ======       ======       =====


-----------------------------     -----------------------------------    ------------------------------------
For Nine Months Ended                        March 31, 1998                          March 31, 1997
-----------------------------     -----------------------------------    ------------------------------------
                                    Net                     Per Share      Net                      Per Share
Basic EPS                         Earnings      Shares       Amount      Earnings       Shares       Amount
---------                         -------       -------       -----       -------       -------       -----
Earnings available to
   common shareholders            $14,521        15,924       $0.91       $ 7,503        16,057       $0.47

Diluted EPS
Options issued to employees            --           521          --            --           290          --
                                  -------       -------       -----       -------       -------       -----

Earnings available to
   common shareholders
   plus assumed conversions       $14,521        16,445       $0.88       $ 7,503        16,347       $0.46
                                  =======       =======       =====       =======       =======       =====


Changes in the components of stockholders' equity for the nine months ended March 31, 1998 were as follows:

                                               (In thousands)
                                                  --------
Net income                                        $ 14,521
Translation adjustments                             (1,656)
Common stock and additional paid-in capital
effects of stock option activity                     1,666
Purchases under stock repurchase plan              (13,971)
                                                  --------
Total increase in stockholders' equity            $    560
                                                  ========

Part II:

    Item 6.   Exhibits and Reports on Form 8-K

              a.  Exhibits

                  None

              b. Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DATASCOPE CORP.
                                            Registrant







                                            By: /s/Lawrence Saper
                                                Lawrence Saper
                                                Chairman of the Board and
                                                Chief Executive Officer






                                            By: /s/Murray Pitkowsky
                                                Murray Pitkowsky
                                                Senior Vice President and
                                                Secretary






Dated:  May 11, 1998