Form 10-K
period 1998-06-30
DATASCOPE CORP
filed 1998-09-28
CIK 27096

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

    (Mark One)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        [x]              SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                                      OR
        [ ]  TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------   ------------------------
Commission File Number 0-6516

                                ---------------
                                DATASCOPE CORP.
                         (Exact name of registrant as
                           specified in its charter)

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

                                -----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.01 per share
                               (Title of Class)

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                Yes   X            No
                                    -----             ----

                                -----------------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

                                -----------------

         The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of September 15, 1998, is approximately $281,000,000.

                                -----------------

         The number of shares outstanding of each of the registrant's classes of common stock, as of September 15, 1998, is as follows:

                          Class                              Number of Shares
                          -----                              ----------------
         Common Stock, par value $.01 per share                      15,042,462

                                -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE
         The registrant's proxy statement in connection with its 1998 annual meeting of shareholders (the "Proxy Statement") is incorporated by reference into Part III.

===============================================================================
                                    PART I

         This Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K and include statements regarding the intent, belief or current expectations of Datascope Corp. (the "Company"), that relate to, among other things, trends affecting the Company's financial condition or results of operations and the Company's business and strategies. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward- looking statement as a result of many important factors. Many of these important factors are outside of the Company's control, including competitive factors, changes in government regulation, the Company's ability to introduce new products and information provided to the Company by third parties regarding their "Year 2000" compliance. The accompanying information contained in this Report on Form 10-K, including, without limitation, the information set forth below under
Item 1 regarding the description of the business of the Company and under Item 7 concerning "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies additional important factors that could cause such differences. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1.   Business.

         The Company manufactures proprietary products for clinical health care markets in interventional cardiology, radiology, anesthesiology, cardiovascular and vascular surgery and for use in emergency rooms and intensive care units. The Company's products are distributed worldwide by direct sales personnel and independent distributors. In addition, in October 1997, the Company announced that it planned to enter the life science research market. The Company was organized as a New York corporation in 1964 and was reincorporated in Delaware in 1989.

         The Company's business is primarily conducted through its five operating divisions, Cardiac Assist, Patient Monitoring, Collagen Products, InterVascular, Inc. ("InterVascular") and Genisphere Inc. ("Genisphere"). The Company's core businesses are cardiac assist systems (intra-aortic balloon pump, or "IABP", systems) and multi-function patient monitoring devices. The Company's Collagen Products Division manufactures and sells the VasoSeal(R) Vascular Hemostasis Device ("VHD").

On September 29, 1995, the Food and Drug Administration (the "FDA") approved the VasoSeal Pre-Market Approval Application, making it the first device of its kind to be approved in the United States. The VasoSeal device can rapidly seal arterial punctures after procedures requiring femoral arterial catheterization, including balloon angioplasty, diagnostic angiography and the use of stents, and can result in reduced time to hemostasis, reduced time to ambulation and increased patient satisfaction. The Collagen Products Division also manufactures other hemostatic products that are utilized during surgical procedures. See "--Collagen Products". InterVascular manufactures and sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. In October 1997, the Company announced that it planned to enter the life science research market with the introduction of reagents based on a new, proprietary class of DNA molecules known as 3DNA(TM) (Three-Dimensional Nucleic Acid). The unique reagents, which are designed for use with conventional assays, have been shown to greatly increase the sensitivity of nucleic acid detection and may also provide substantially greater sensitivity for the detection of proteins than was previously possible. The Company formed its new subsidiary, Genisphere, to manufacture and market the new 3DNA-based reagents. See "--Life Science Research."

         The following table sets forth the relative contribution of the Company's principal classes of products to total sales for the periods indicated:


                                                       Fiscal Year Ended June 30,
                                                       --------------------------

                                                      1998                 1997                1996
                                                      ----                 ----                ----
Cardiac Assist.............................            42%                  46%                 51%
Patient Monitoring.........................            38%                  39%                 37%
VasoSeal and Hemostats - Collagen Products             12%                   8%                  4%
Vascular Grafts............................             8%                   7%                  8%
Life Science Research Products - Genisphere             0%(1)                --                  --


         Cardiac Assist. The Company is widely recognized as the leading manufacturer and distributor of IABP systems. IABP therapy increases the heart's output and the supply of oxygen-rich blood to the heart, while reducing the heart muscle's workload and its oxygen demand. IABP therapy is used to stabilize heart function in instances of cardiogenic shock, before and after open heart surgery and in the management of heart failure. IABP also plays an important role in supporting acute angioplasty intervention, especially in the high risk patient. It

--------

(1)Genisphere started operations in fiscal year 1998.

is also used to relieve refractory unstable angina and to correct certain instances of medically resistant cardiac arrhythmias.

         The Company, a pioneer in IABP technology, introduced the first balloon catheter capable of percutaneous insertion (by arterial puncture through the skin), an innovation which eliminated the need for surgical insertion and expanded the market for IABP products from cardiac surgery to the interventional cardiology market. The Company has continued to advance its IABP technology and to introduce new products.

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

         In August 1996, the Company introduced the System 96 intra-aortic balloon pump at the European Society of Cardiology conference. The System 96 was designed to address the need for a simple, yet cost-effective pump in markets outside the United States. The System 96 incorporates many of the advanced features seen in earlier pumps and provides the performance and flexibility hospitals expect in a variety of clinical situations.

         In September 1997, the Company introduced the System 97e with CardioSync software at the European Society of Cardiology conference. CardioSync software is designed to assist as many beats as possible in the presence of complex cardiac rhythms in both electrocardiogram ("ECG") and pressure trigger modes. System 97e users can optimize beat-to-beat support with minimal user intervention. The System 97e also provides diagnostic software to facilitate service by telecommunication, using the system's integral modem. The Company began shipping the System 97e in the second quarter of fiscal 1998.

         In the fourth quarter of fiscal 1998, the Company introduced the new System 98 intra-aortic balloon pump. The System 98 is the most advanced on the market, with faster pneumatics, a larger display and greater automation that makes balloon pumping therapy simpler to administer and faster to initiate. Worldwide distribution of the System 98 began in July 1998.

         In May 1998, the Company received approval from the FDA to market its new Profile 8Fr. Co-Lumen ("CL") intra-aortic balloon catheter in the United States. The new Profile 8Fr. Catheter has the smallest profile of any intra-aortic balloon catheter and is the first capable of insertion through an 8Fr. sheath, which is a standard sheath size used for coronary angioplasty and stent procedures. This innovation will allow the interventional cardiologist to move from a coronary angioplasty/stent intervention to balloon pumping, while using the sheath already in place. This is expected to reduce possible vascular complications and make balloon pumping simpler and more convenient. In addition, the small balloon diameter of the Profile 8Fr. substantially improves peripheral vascular flow, whether used with a sheath or inserted without a sheath. Introduction of the Profile 8Fr. in international markets began in January 1998. The Profile 8Fr. will be priced at a premium to the Company's 9.5Fr. catheters. The Company began shipping the Profile 8Fr. in the United States in July 1998.

         Patient Monitoring. The Company manufactures and markets a broad line of physiological monitors designed to provide for patient safety and management of patient care. The Company's monitors are capable of continuous and simultaneous measurement of multiple vital sign parameters, and are used in operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, and labor and delivery rooms.

         The Company manufactures the PASSPORT(R) monitor, a portable, battery-powered, multi-parameter patient monitor that offers the features of a traditional bedside monitor, including measurement of ECG, blood pressure, temperature, respiration and pulse oximetry, in a transportable unit that can move with the patient to different settings in the hospital. The Company's Passport(R) XG monitor features a larger and brighter screen than competitive portable monitors. In January 1997, the Company introduced the Passport(R) XG-CD monitor with a color display. The Company also offers the PASSPORT EL monitor, with a large electroluminescent display panel providing a wide viewing angle.

         In addition, the Company offers the VISA(TM) central station monitor system, which can be connected with up to eight Passport monitors or small ECG-only transmitters that are attached to ambulatory patients. The VISA can communicate using hard wire or telemetry, according to the patient's need. When telemetry is used, information is transmitted from either the Passport monitor or the ECG-only transmitter to the VISA. This allows the patient to move within a department (i.e., the emergency room) or between departments (i.e., being transported from the emergency room to X-Ray) while being continuously monitored. In addition, telemetry allows the institution to more flexibly organize its delivery of patient care, since the monitors can be brought to the patient rather than bringing the patient to a monitoring location.

         During fiscal year 1998, a clinical or hospital information interface capability was added to both the VISA and Passport monitors, which provides the user with the capability of sending vital sign information from the VISA or Passport to its clinical or hospital information system.

         The Company manufactures the Accutorr(R) Plus non-invasive blood pressure ("NIBP") monitor, which was introduced to international markets in fiscal 1996 and the U.S. market in fiscal 1998. The Accutorr Plus measures NIBP, pulse oximetry and temperature. The Accutorr Plus is the first NIBP monitor with an integrated patient database that provides automatic record keeping on up to 100 measures.

         All of the monitoring product lines offered by the Company include versions that can monitor blood oxygen saturation. This feature uses the proprietary FLEXISENSOR(R) sensor and SENSOR GUARD(R) sensor, which offer a low cost disposable sensor system for pulse oximetry.

         In October 1997, the Company introduced the EXPERT(TM), a new, high-end, modular patient monitor that the Company believes will allow it to compete in the estimated $350 million U.S. market for high-end patient monitoring systems. The EXPERT is compatible with the VISA central monitoring stations (including communication in either hard-wire or telemetry mode) and the new Gas Module II. The resulting integrated patient monitoring systems combine modular design with the advanced monitoring features needed in operating rooms, intensive care and critical care units and advanced emergency departments. The Company believes the EXPERT will enable primary care hospitals to standardize on the Company's patient monitoring products for most of their patient monitoring needs. Shipment of the EXPERT began in the third quarter of fiscal 1998.

         In March 1998, the Company began shipping the Gas Module II, a new gas measurement subsystem which monitors C0(2), oxygen, nitrous oxide and all 5 inhalated anesthetic gases. The Gas Module II interfaces with both the Passport XG (for use in the growing day or ambulatory surgery market segment) and the EXPERT, the Company's new high-end monitor (for use in main hospital operating rooms). In addition, the interface integrates the Gas Module II into the controls and displays of both monitors.

         In the second quarter of fiscal 1998, the Company received FDA 510(k) clearance to market a new MRI compatible monitor. The MRI monitor effectively measures the vital signs of patients in Magnetic Resonance Imaging ("MRI") rooms, which contain powerful magnetic fields that distort the measurements of ordinary monitors. The Company began shipping the new MRI monitor in the third quarter of fiscal 1998. The annual United States market for MRI compatible monitors is estimated at $30 million.

         Collagen Products. The Company's Collagen Products Division manufactures and sells two principal product lines: (1) the VasoSeal(R)
VHD device, which can rapidly seal femoral arterial punctures after catheterization procedures, including balloon angioplasty and diagnostic angiography, and (2) other hemostatic products that are utilized during surgery. In 1998, physicians will perform approximately 3,500,000 angiography and 770,000 balloon angioplasty procedures (balloon and stent) in both interventional cardiology and radiology in the United States, according to industry estimates. Based on currently approved indications for use, the above procedures represent the potential market for VasoSeal in the United States and are growing at an estimated 10% and 5% annual rate for angioplasty and diagnostic angiography, respectively.

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

         Early ambulation made possible by the VasoSeal device should result, the Company believes, in significant potential cost savings for hospitals because patients can be moved to lower, potentially less costly levels of care. In addition, human and material resources are reduced, which results in improved hospital efficiencies. At present, upon removal of the catheterization sheath, the patient typically requires prolonged manual compression at the arterial puncture site followed by the application of a pressure dressing, sand bag or other mechanical compression device. In addition, the patient is required to remain in bed for several hours or even overnight. Clinical studies have shown that the VasoSeal device can cause rapid sealing at the arterial puncture site, eliminating the need for prolonged compression, which allows the patient to get out of bed more quickly. The ability to claim early ambulation and its potential to lower cost and increase revenue should continue to accelerate the VasoSeal device's penetration of the vascular sealing market in the United States.

         In December 1996, the FDA approved the VasoSeal device for use in diagnostic and interventional radiology procedures. In April 1997, the Company received FDA approval to market the VasoSeal device for use following stent implantation. Stents, which are devices that support the arterial wall, are implanted in conjunction with approximately 60-70% of the 770,000 coronary and peripheral balloon angioplasty procedures performed annually in the United States. The VasoSeal device was the first vascular closure device approved in the United States for use after stent implantation.

         In September 1997, the FDA approved deployment of the VasoSeal device by health care professionals other than physicians. In addition to physicians, the VasoSeal device may now be deployed by nurses and technicians who have participated in a VasoSeal training program. The

Company believes that this latest approval will further enhance the market penetration of the VasoSeal device.

         The Company has had extensive experience with the VasoSeal device in Europe since 1992. During calendar years 1993 through 1995, the Company received regulatory approvals to market the VasoSeal device in Canada, Australia, Italy, Spain and the Netherlands. In November 1997, the Company received the CE mark for the VasoSeal device, which allowed it to begin commercial sale of the VasoSeal device throughout the European Union, including the major markets of Germany, France and the United Kingdom. The Company began marketing the VasoSeal device in Germany, France and the United Kingdom in the third quarter of fiscal 1998. According to industry estimates, physicians will perform more than 1,100,000 angiography procedures and 560,000 angioplasty/stent procedures in Europe in 1998. In September 1994, the Company received regulatory approval to market the VasoSeal device in Japan. However, the Company is awaiting approval for insurance reimbursement in Japan. Until such time, market penetration in Japan may be limited.

         In August 1998, the Collagen Products Division received the CE mark for a second generation arterial puncture sealing device, known as VasoSeal ES, allowing its sale throughout the European Union. Like the original VasoSeal, the new device is used to rapidly seal the arterial puncture wound created for angiography, balloon angioplasty and stent procedures in interventional cardiology and radiology. The VasoSeal ES device eliminates both the need to measure the depth from the skin surface to the artery and the need to stock multiple sizes by providing a one-size-fits-all device. These features are made possible by a unique locator which provides an easier method for locating the arterial puncture site. Like the original VasoSeal device, the VasoSeal ES device is based on extravascular technology in which a collagen plug is deployed to the outside wall of the artery to seal the puncture wound.

         The Collagen Products Division also manufactures a collagen hemostatic pad and a fibrillar collagen hemostat which are sold in the United States and abroad. These products are used to control bleeding during surgery.

         InterVascular. The Company's InterVascular subsidiary manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. InterGard(TM) is InterVascular's collagen coated graft. The approval of the coated InterGard range of products in both the U.S. and Japan led to significant sales increases to the Company's distributors in those countries during fiscal year 1998, as part of their product launches.

         During fiscal year 1999, the Company plans to extend the range of products available in the United States with the expected approval of its woven InterGard products (which are designed primarily for use in cardiothoracic surgery) and its Ultra Thin(TM) products (which are designed specifically for use in peripheral indications).

         As a result of the 40% price reduction imposed on vascular graft products by the French Government in November 1996, sales and profitability in France, which is InterVascular's single largest international market, were adversely impacted. However, sales growth has resumed from a lower sales base created by the price reduction.

         Life Science Research. In October 1997, the Company announced that it planned to enter the life science research market with the introduction of reagents based on a new, proprietary class of DNA molecules known as 3DNA(TM) (Three Dimensional Nucleic Acid). The 3DNA-based reagents, which are designed for use with conventional assays, have been shown to greatly increase the sensitivity of nucleic acid detection and may also provide substantially greater sensitivity for the detection of proteins than was previously possible.

         The 3DNA molecule consists of a large, three-dimensional matrix of double-stranded DNA that can support hundreds to thousands of detection label molecules. In contrast with PCR (polymerase chain reaction), which enhances detection through amplification of the target material, 3DNA amplifies the sensitivity of the actual detection system. Thus far, 3DNA-based reagents have been used successfully to detect plant, animal, bacterial and viral gene targets, including the Human Immunodeficiency Virus ("HIV") and the Epstein-Barr Virus. Studies by several academic and industrial laboratories have demonstrated a 50- to 1000-fold increase in sensitivity when 3DNA is used in conjunction with conventional radioactive and chemiluminescent assays. Use of 3DNA in a commercial setting has resulted in a 50- to 250-fold increase in sensitivity. The 3DNA-based reagents have a potentially broad range of applications, including both the research and clinical diagnostic markets.

         The 3DNA-based reagents were developed by Polyprobe, Inc., a biotechnology company based in Bala Cynwyd, Pennsylvania, in collaboration with the Company, which also funded the development of the technology. The Company has exclusive rights to commercialize the technology and has formed a new subsidiary, Genisphere, based in Oakland, New Jersey, to manufacture and market the new 3DNA-based reagents. On June 30, 1998, the Company announced it had reached an agreement with Fisher Scientific L.L.C. to distribute its new Genisphere life science research products in the United States and Puerto Rico.

Research and Development

         For the three years ended June 30, 1998, 1997 and 1996 the Company spent approximately $30,109,000, $26,815,000 and $24,275,000, respectively, on research and development relating to the development of new products and the improvement of existing products. The increase in research and development expenditures reflects the Company's continuing efforts to develop new products such as the VasoSeal device and to expand existing product lines. The Company has established relationships with several teaching hospitals for the purpose of clinically evaluating new products, and also has consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Markets and Sales

         The Company's products are sold throughout the world through its own direct sales organization and through independent distributors. The Company's worldwide sales organization employs approximately 350 people consisting of sales representatives, sales managers, clinical education specialists and sales support personnel. The Company's worldwide clinical education staff, most of whom are critical care and catheterization lab nurses, conducts seminars and provides in-service training to nurses and physicians on a continuing basis. The Company provides support services, including warranty service, invoicing and inventory support, to its worldwide sales organization.

         The Company's cardiac assist products and the VasoSeal device are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and to community hospitals with cardiac catheterization laboratories. More recently, cardiac assist product sales have been made, to a growing degree, to a broader range of hospitals, where IABP is used for temporary support to the patient's heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open heart surgery, can be conducted.

         The Company's monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, and labor and delivery rooms. The Company's collagen products are sold to both interventional cardiology and radiology labs, both in the hospital and within freestanding diagnostic facilities.

         The Company provides service and maintenance to purchasers of its products under warranty, and thereafter on a contract basis. The Company employs service representatives in the United States and Europe and maintains service facilities in the United States, the Netherlands, France, Germany and the United Kingdom. Service revenues accounted for approximately 6% of the Company's revenues in fiscal 1998. The Company conducts regional service seminars throughout the United States for its customers and their biomedical engineers and service technicians.

         During the three fiscal years ended June 30, 1998, 1997 and 1996, foreign sales represented approximately 30%, 31% and 36%, respectively, of the Company's total sales. The Company is continuing to actively expand its international presence. The Company has subsidiaries in the United Kingdom, France, Germany and the Netherlands, and InterVascular has subsidiaries in France, Italy and Germany. Because a portion of the Company's foreign sales are made in foreign currencies, the Company bears the risk of adverse changes in exchange rates for such sales. Reference is made to Notes 2 and 8 to the Financial Statements for additional information with respect to the Company's foreign operations. The Company's sales are broadly based and no customer accounts for more than 10% of its total sales

Competition

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

Suppliers

         The Company's products are made of components which it fabricates or which are usually available from existing and alternate sources of supply. Certain components are purchased from single or preferred sources of supply. Recently, the Company has become more dependent on the use of original equipment manufacturers to supply certain products to the Patient Monitoring Division, such as the Gas Module II, the EXPERT monitor and the MRI monitor. The use of single or preferred sources of supply by the Company increases its exposure to price increases and production delays. In addition, certain suppliers have been contemplating, and in a few cases have begun, reducing or eliminating sales of their products to medical device manufacturers. The Company is unable to predict whether or not additional suppliers will withhold their products from medical device manufacturers. The Company has not thus far experienced any material disruption or delay in processing its components.

Patents

         The Company holds a number of United States and foreign patents. In addition, various patent applications have been filed and are pending. The Company does not believe the expiration or invalidity of any of its patents would have a material adverse effect on its business as currently conducted. See "Legal Proceedings."

Employees

         The Company currently employs approximately 1,300 persons. The Company believes its relationship with its employees is satisfactory.

Regulation

         The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities. The Medical Device Amendment of 1976 and the Safe Medical Device Act of 1990, which are amendments to the Federal Food, Drug and Cosmetics Act of 1938 (the "Act"), require manufacturers of medical devices to comply with certain controls that regulate the composition, labeling, testing, manufacturing and distribution of medical devices. FDA regulations known as "Current Good Manufacturing Practices for Medical Devices" provide standards for the designing, manufacturing, packaging, labeling, storing, installing and servicing of medical devices. Facilities used by the Company to manufacture or assemble the Company's products are subject to routine FDA inspections. The FDA may also conduct investigations and evaluations of the Company's products at its own initiative or in response to customer complaints or reports of malfunctions. The FDA also has the authority to require manufacturers to recall or correct marketed products which it believes do not comply with the requirements of the Act.

         Under the Act, all medical devices are classified as Class I, Class II, or Class III devices. In addition to the above requirements, Class II devices must comply with premarket notification (510(k)) regulations and with performance standards or special controls established by the FDA. Subject to certain exceptions, a Class III device must receive pre-market approval from the FDA before it can be commercially distributed in the United States. The Company's principal products are designated as Class II and Class III devices.

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

         The Company also receives inquiries from the FDA and other agencies and from time to time it may disagree with positions of members of the staffs of those agencies. To date, the resolutions of such disagreements with the staffs of the FDA and other agencies have not resulted in material expenditures by the Company.

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

Item 2.   Properties.

         The following table sets forth information with respect to the real property owned or leased by the Company and its subsidiaries which the Company considers material to its business:

                                                                                           Ownership or
                                              General Character and Use of                  Expiration
              Location                                  Property                           Date of Lease
              --------                                  --------                           -------------
Montvale, New Jersey................ 38,000 sq. feet, used as the                              Owned
                                     Company's corporate headquarters
                                     and as offices for the Collagen
                                     Products Division

Oakland, New Jersey................. 42,000 sq. feet, used by Genisphere                       Owned
                                     for research and development and the
                                     manufacture of life science research
                                     products and corporate storage


Paramus, New Jersey................. 35,600 sq. feet, used for offices by                  December 31,
                                     the Patient Monitoring Division and                 1999 with option
                                     for the corporate service facility                      to extend

Paramus, New Jersey................. 72,700 sq. feet, used for research and                December 31,
                                     development and the manufacture of                        2001
                                     products for the Patient Monitoring
                                     Division and IABP systems for the
                                     Cardiac Assist Division

Fairfield, New Jersey............... 75,000 sq. feet, used for offices by                      Owned
                                     the Cardiac Assist Division and in
                                     the manufacture of disposable
                                     products

Clearwater, Florida................. 25,000 sq. feet, used by                              Leased until
                                     InterVascular for offices and in the                October 31, 2000
                                     manufacture of vascular grafts                      with an option to
                                                                                             purchase

La Ciotat, France................... 30,000 sq. feet, used by                               Part Owned
                                     InterVascular for the production of                 (18,000 sq. feet)
                                     vascular grafts                                      and Part Leased
                                                                                         (12,000 sq. feet)
                                                                                           until May 30,
                                                                                               2007


                                                                                           Ownership or
                                              General Character and Use of                  Expiration
              Location                                  Property                           Date of Lease
              --------                                  --------                           -------------

Vaals, The Netherlands.............. 17,500 sq. feet, used in the                              Owned
                                     manufacture of, and for research and
                                     development relating to, collagen
                                     products

Hoevelaken, The                      12,700 sq. feet, used for sales and                       Owned
Netherlands......................... service offices


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

         A complaint was filed on June 7, 1995 by the Trustee in Bankruptcy for SMEC in the United States Bankruptcy Court for the Middle District of Tennessee, which sought a judgment against the Company, Boston Scientific Corporation and IABP Corp. for actual damages in the amount of $6 million. The suit also sought recovery of treble damages, punitive damages, pre and post judgment interest and attorney fees. The suit accused the Company and Boston Scientific Corporation of entering into an elaborate scheme to defraud the trustee in the SMEC bankruptcy case and sought recovery under theories of breach of fiduciary duty, fraud conversion, RICO, and an impermissible postpetition transfer of property by the bankruptcy estate. In effect the suit was a collateral attack on the order of dismissal entered in the Massachusetts case. The Company denied the Trustee's charges.

         A mediation was held in September 1998, resulting in an agreement in principle (i) to settle all pending matters, (ii) to give mutual releases and
(iii) to pay the Company $200,000. Draft settlement documents are being circulated among the parties, however, the settlement is subject to the execution of definitive documentation by the parties and approval by the Bankruptcy Court.

         The Company is subject, in the ordinary course of its business, to product liability litigation. The Company believes it has meritorious defenses in all material pending lawsuits and that it maintains adequate insurance against any potential liability. The Company receives comments and recommendations with respect to its products from the staff of the FDA and from other agencies on an on-going basis. The Company may or may not agree with such comments and recommendations; however, the Company is not a party to any formal regulatory administrative proceedings. See "Business--Regulation."

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of Security Holders in the fourth quarter of fiscal 1998.

Item 4a.  Executive Officers of the Company.

         The following table sets forth the names, ages and positions and offices with the Company held by the Company's present executive officers:

                                               Positions and Offices
Name                            Age                Presently Held
----                            ---                --------------

Lawrence Saper .................70           Chairman of the Board,
                                             President and Chief
                                             Executive Officer
Murray Pitkowsky ...............67           Senior Vice President, Chief
                                             Financial Officer and
                                             Secretary; Acting President,
                                             Cardiac Assist Division
James Cooper ...................47           Vice President,
                                             Human Resources
John Gilbert ...................41           Vice President; President,
                                             Collagen Products Division
Timothy J. Haines...............41           Vice President; President,
                                             InterVascular, Inc.
Stanton Rowe....................47           Vice President, Business
                                             Development
Donald Southard ................52           Vice President, President,
                                             Patient Monitoring Division
S. Arieh Zak, Esq...............37           Vice President, Regulatory
                                             Affairs and Corporate
                                             Counsel
Eric H. Nietsch.................45           Treasurer

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

Fiscal Year               High                                    Low
-----------               ----                                    ---

1997
----

First Quarter             18 3/8                                  15 1/4
Second Quarter            21 1/2                                  15 1/4
Third Quarter             24 3/4                                  17 5/8
Fourth Quarter            21 1/4                                  17 1/2

1998
----

First Quarter             24 3/4                                  19
Second Quarter            28 1/2                                  21 1/4
Third Quarter             26 7/8                                  22
Fourth Quarter            30 1/2                                  25 1/4

         As of September 15, 1998, there were approximately 859 holders of record of the Company's common stock.

Dividend Policy

         The Company has never paid any cash dividends to its shareholders and presently intends to continue its policy of retaining its earnings for facility expansion, acquisitions and working capital purposes.

Recent Sales of Unregistered Securities

         None.

Item 6.  Selected Financial Data.

      The following selected consolidated financial information for the fiscal years 1994 through 1998 has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche, LLP, independent certified public accountants, whose report for fiscal years 1996 through 1998 is included elsewhere herein. All such information is qualified by reference to the financial statements included elsewhere herein.


                         SELECTED FINANCIAL INFORMATION

EARNINGS STATEMENT DATA:
    (In thousands, except per share data)

                                                                     YEAR ENDED JUNE 30,
                                                   --------------------------------------------------------
                                                     1998        1997        1996        1995        1994
                                                   --------    --------    --------    --------    --------
Net sales.......................................   $242,400    $225,600    $211,300    $195,700    $182,800
                                                   --------    --------    --------    --------    --------
Cost of sales...................................     84,408      80,606      75,000      69,506      64,953
Cost of sales, point of view charge.............         --          --       9,600          --          --
Research and development........................     30,109      26,815      24,275      19,400      18,765
Selling, general and administrative.............    102,928      96,151      89,708      84,249      78,208
Settlements of litigation.......................         --       8,554     (10,691)         --          --
                                                   --------    --------    --------    --------    --------
                                                    217,445     212,126     187,892     173,155     161,926
                                                   --------    --------    --------    --------    --------
Operating earnings..............................     24,955      13,474      23,408      22,545      20,874
Other (income) expense:
  Interest income...............................     (4,972)     (4,744)     (4,226)     (2,855)     (1,608)
  Interest expense..............................         25          18          50          55          24
  Other, net....................................        187         380         743         366         353
                                                   --------    --------    --------    --------    --------
                                                     (4,760)     (4,346)     (3,433)     (2,434)     (1,231)
                                                   --------    --------    --------    --------    --------
Earnings before taxes on income.................     29,715      17,820      26,841      24,979      22,105
Taxes on income.................................      8,074       3,716       6,424       7,640       6,437
                                                   --------    --------    --------    --------    --------
Net earnings....................................   $ 21,641    $ 14,104    $ 20,417    $ 17,339    $ 15,668
                                                   ========    ========    ========    ========    ========
Earnings per share, Basic.......................   $   1.37    $   0.88    $   1.27    $   1.08    $   0.98
                                                   --------    --------    --------    --------    --------
Earnings per share, Diluted.....................   $   1.32    $   0.86    $   1.24    $   1.07    $   0.97
                                                   --------    --------    --------    --------    --------

BALANCE SHEET DATA:
  (In thousands)


                                                                           JUNE 30,
                                                   --------------------------------------------------------
                                                     1998        1997        1996        1995        1994
                                                   --------    --------    --------    --------    --------
Total assets....................................   $253,048    $237,862    $234,464    $206,863    $185,421
Long-term debt..................................         --          --          --          --          --
Working capital.................................    117,897     123,716     121,359     110,744     102,943
Stockholders' equity............................    201,482     192,243     181,680     163,319     144,062
Cash dividends..................................         --          --          --          --          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                        DATASCOPE CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Net earnings for fiscal 1998 were $21.6 million compared to $19.2 million last year (excluding special items), equivalent to $1.32 per diluted share versus $1.17 per diluted share, respectively.

     Net earnings for fiscal 1997 including special charges of $5.1 million after tax or $0.31 per diluted share were $14.1 million or $0.86 per diluted share. The special charges included in fiscal 1997 earnings were as follows:

          1) Shareholder class action securities lawsuit settlement expense of $5.6 million or $3.3 million after tax, equivalent to $0.20 per diluted share.

          2) Quinton patent infringement lawsuit settlement expense of $3.0 million or $1.8 million after tax, equivalent to $0.11 per diluted share.

COMPARISON OF RESULTS -- FISCAL 1998 VS. FISCAL 1997

     Net sales in fiscal 1998 were $242.4 million, an increase of 7% compared to sales of $225.6 million in fiscal 1997.

     The following table shows the comparison of sales by product line over the past three fiscal years.

                                                                            SALES BY PRODUCT LINE
                                                                            (DOLLARS IN MILLIONS)
                                                                             YEAR ENDED JUNE 30,
                                                                          --------------------------
                                                                           1998      1997      1996
                                                                          ------    ------    ------
Cardiac Assist.........................................................   $102.9    $103.0    $107.8
  % change from prior year                                                     0%       (4)%       7%
  % of total sales                                                            42%       46%       51%
Patient Monitoring.....................................................   $ 91.5    $ 87.8    $ 77.6
  % change from prior year                                                     4%       13%        4%
  % of total sales                                                            38%       39%       37%
VasoSeal and Hemostats -- Collagen Products............................   $ 29.1    $ 18.9    $  8.1
  % change from prior year                                                    54%      131%       62%
  % of total sales                                                            12%        8%        4%
Vascular Grafts........................................................   $ 18.9    $ 15.9    $ 17.8
  % change from prior year                                                    19%      (11)%      21%
  % of total sales                                                             8%        7%        8%
Life Science Research Products -- Genisphere                              $    0(1)     --        --
Total Sales............................................................   $242.4    $225.6    $211.3
  % change from prior year                                                     7%        7%        8%

------------------

(1) Genisphere started operations in fiscal year 1998.

     Cardiac Assist product sales were essentially unchanged in fiscal 1998 reflecting the highly competitive climate that has characterized the worldwide intra-aortic balloon pumping business. Lower selling prices were offset by increased sales of balloons and intra-aortic balloon pumps, including the new System 97e. With the introduction of two new products, the Profile 8Fr. balloon catheter in the fourth quarter of fiscal 1998 and the System 98 balloon pump in the first quarter of fiscal 1999, the Company expects to strengthen its competitive position in the balloon pumping market in fiscal 1999.

     Sales of Patient Monitoring products increased in fiscal 1998, reflecting increased sales of Visa(TM) Central Station monitors and shipments of the following new products introduced during the fiscal year: the Expert(TM) high end monitoring system, the Accutorr(R) Plus non-invasive blood pressure monitor and the MRI monitor. Sales growth was impacted in the fourth quarter of fiscal 1998 by a shortfall in the supply of new anesthetic gas modules sold with the Expert. The supplier of the gas modules is working to resolve production problems that caused the shortfall and the Company believes that the supply of gas modules will catch up to requirements by the second quarter of fiscal 1999.

     Sales of VasoSeal devices in fiscal 1998, predominately in the U.S., grew 59% over last year reflecting increased unit shipments and the impact of higher selling prices. The Company has continued to expand the U.S. VasoSeal direct selling and clinical training organization to meet the growing demand for vascular sealing products and an increasingly competitive environment. The Company also expanded its direct selling organization in Germany upon receiving CE mark approval in November 1997.

     Sales of vascular grafts grew in fiscal 1998 reflecting shipments of the InterGard(TM) collagen-coated vascular grafts to distributors in the U.S.
and Japan following receipt of regulatory clearance in both markets in May 1997 and August 1997, respectively. Partially offsetting the above were lower selling prices in France.

     Genisphere, the Company's new life science research products business, started operations in fiscal 1998 for the manufacturing and marketing of a new proprietary class of DNA molecules, called 3DNA(TM), which dramatically increases the sensitivity of assays that are used to detect genetic material such as DNA. On June 30, 1998, the Company announced an agreement with Fisher Scientific L.L.C. to distribute its Genisphere life science research products in the U.S. and Puerto Rico.

     The foreign exchange rate effect of the stronger U.S. dollar compared to major European currencies decreased total sales by approximately $2.5 million in fiscal 1998 compared to fiscal 1997.

     Cost of Sales was 34.8% of sales in fiscal 1998 compared to 35.7% in fiscal 1997 with the decrease primarily attributable to manufacturing efficiencies and higher selling prices for the VasoSeal device and cost reductions in the Patient Monitoring division, partially offset by lower selling prices for cardiac assist and vascular graft products.

     Research and development expenses were higher by 12% in fiscal 1998 primarily from increased staffing and expenditures to accelerate the development of new products in all businesses, including Genisphere.

     Selling, general and administrative expenses (SG&A) increased 7% primarily as a result of the expansion of the U.S. and international VasoSeal selling organization, new marketing programs in the Cardiac Assist division, higher corporate expenses and the addition of new sales and marketing staff in Genisphere.

     The strengthening of the U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $1.7 million in fiscal 1998 compared to fiscal 1997.

     The higher interest income in fiscal 1998 compared to fiscal 1997 was attributable to an increase in the investment portfolio from cash generated by operations.

     Foreign exchange forward contracts outstanding at June 30, 1998 totaled $200 thousand, all of which were in European currencies, with maturities that do not exceed twelve months. See Item 7a in Form 10-K.

     The consolidated effective tax rate for fiscal 1998 was 27.2% compared to 20.9% for fiscal 1997. The tax rate in both years was lower than the federal statutory tax rate primarily as a result of the tax benefit from the Foreign Sales Corporation, earnings in an international tax exempt industrial zone and interest income exempt from federal income tax. The higher tax rate in fiscal 1998 compared to fiscal 1997 was primarily attributable to a higher proportion of domestic expenses (due to the special charges recorded in fiscal 1997) versus international expenses incurred in fiscal 1997.

     Excluding the special charges recorded in fiscal 1997, net earnings in fiscal 1998 were 13% higher compared to fiscal 1997 primarily as a result of increased earnings from VasoSeal and improved profitability in the Patient Monitoring division and InterVascular, Inc., partially offset by reduced earnings in the Cardiac Assist division.

COMPARISON OF RESULTS -- FISCAL 1997 VS. FISCAL 1996

     Cardiac Assist product sales decreased in fiscal 1997 reflecting the intensified worldwide competitive environment. Increased unit shipments of both intra-aortic balloons and pumps were offset by lower prices required to maintain the Company's dominant market position.

     Sales of Patient Monitoring products grew in fiscal 1997, reflecting strong domestic sales growth of the Passport(R) XG line of portable monitors, introduced in June 1996, and higher sales of VISA central station monitors. The Company believes that its Passport monitors continued to gain market share throughout fiscal 1997 and expanded its product line further with the introduction of the Passport XG-CD model, with a color display screen for better viewing and acuity, in the third quarter of fiscal 1997.

     Sales of vascular grafts declined in fiscal 1997 despite higher unit graft shipments due to a price reduction of 40% imposed by the French Government on vascular grafts in November 1996, an unfavorable foreign exchange impact and lower sales to the Japanese distributor which reduced its inventory of uncoated grafts while awaiting approval for InterGard(TM) collagen-coated grafts. Japanese regulatory approval for InterGard was received in August 1997. Higher U.S. graft sales were attributable to sales of InterGard grafts to Impra, the new U.S. distributor, in the fourth quarter of fiscal 1997, upon receiving Food and Drug Administration (FDA) approval in May of 1997.

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

     In December 1996, the FDA approved the VasoSeal device for use in diagnostic and interventional radiology procedures. In April 1997, the Company received FDA approval to market the VasoSeal device for use following stent implantation. Stents, which are devices that support the arterial wall, are implanted in conjunction with approximately 60-70% of the 770,000 coronary and peripheral balloon angioplasty procedures performed annually in the United States. The VasoSeal device was the first vascular closure device approved in the United States for use after stent implantation.

     Sales of the VasoSeal device in fiscal 1997, predominately in the U.S., grew to $17.9 million in the first full year of sales. The Company continued to expand its direct U.S. sales and marketing organization to meet the growing demand for vascular sealing devices.

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

     Research and development expenses were higher by 11% in fiscal 1997 primarily from increased staffing and increased use of outside technical resources to accelerate new product development in all businesses.

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

     Foreign exchange forward contracts outstanding at June 30, 1997 totaled $612 thousand, all of which were in European currencies, with maturities that did not exceed twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company continued its strong financial position in fiscal 1998. Working capital at June 30, 1998 was $117.9 million compared to $123.7 million and the current ratio was 4.2:1 compared to 4.8:1 last year. The decrease in working capital and the current ratio was primarily attributable to cash used for the stock repurchase program ($14.0 million) and investing more funds ($8.5 million) long-term (up to 4 years).

     In May 1996 the Company announced a stock repurchase program of up to $20 million to buy shares of its common stock from time to time subject to market conditions and other relevant factors affecting the Company. Through June 30, 1998, the Company purchased $18.1 million of stock under the repurchase program. A second stock repurchase program for up to $20 million was approved by the board of directors on August 5, 1998.

     Cash provided by operations was $18.5 million in fiscal 1998. Cash was used to purchase $7.8 million of equipment and to purchase $14.0 million of Company stock under the stock repurchase program.

     Cash provided by operations was $8.3 million in fiscal 1997. Cash was used to purchase $5.3 million of equipment and to purchase $2.5 million of Company stock under the stock repurchase program, with the balance invested in short- and long-term investments.

     Cash provided by operations was $25.0 million in fiscal 1996. Cash was used to purchase $5.0 million of equipment and to purchase $1.6 million of Company stock under the stock repurchase program, with the balance invested in short- and long-term investments.

     Management believes that the Company's financial resources are sufficient to meet its projected cash requirements.

     The moderate rate of U.S. inflation during the past three fiscal years has not significantly affected the Company.

YEAR 2000

     Many currently installed computer systems, software products and manufactured products that utilize microprocessors are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000 issue." The Company is aware of the Year 2000 issue and during fiscal 1998 commenced a program to identify, remediate, test and develop contingency plans for, the Year 2000 issue (the "Y2K Program"), to be substantially completed by the fall of 1999.

     Under the Y2K Program, the Company began to assess the Year 2000 readiness of (1) the software and computer information systems used in the internal business ("CIS") of the Company ("Company CIS"); (2) the Company's products;
(3) the CIS of, and the products delivered to the Company by, its key third-party vendors, manufacturers and suppliers; and (4) the CIS of its key customers. Although the Y2K Program is still underway, the Company does not currently anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations. Satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control, such as the availability of certain resources, third-party remediation plans and other factors.

     As of September 15, 1998, the results of the assessment being conducted under the Y2K Program were as follows:

          Computer Information Systems (Company CIS). Most of the Company CIS was found to be Year 2000 compliant. Several minor software programs that are not currently compliant will be modified by December 31, 1998 by the software vendor or third party support vendor. As a contingency, if a vendor does not modify their non-compliant software program by December 31, 1998, then the Company intends to replace the non-compliant program by July 1, 1999.

          Products. It was determined that all currently marketed patient monitor and intra-aortic balloon pump products are Year 2000 compliant or are not affected because the product does not contain a date field in the software. A small number of patient monitor products that are no longer manufactured are not Year 2000 compliant. In these cases, the Company has plans to offer an upgrade to any customer requiring Year 2000 compliance for their monitor.

          Third Parties. The Company solicited statements of compliance from its key outside vendors, manufacturers and suppliers with respect to their CIS and products. Approximately 60% of these parties responded and informed the Company that they are currently compliant or plan to be compliant by December 31, 1999. In the event that any of these parties are unable to certify that they will be Year 2000 compliant by early 1999, the Company will be reviewing its alternatives with respect to other vendors, manufacturers or suppliers (as applicable). The Company intends to solicit statements of compliance from its key customers with respect to their CIS. In the event that its key customers are unable to certify that they will be Year 2000 compliant by early 1999, the Company will be assessing the accounts receivable collection risk of such key customers.

          Costs. The cost to modify the computer software programs used in the Company CIS is covered by existing service agreements with the software vendors. The assessments, testing and verification of all Company CIS and the Company's software and manufactured products was performed by existing staff. No significant outside resources were required. Despite the use of internal resources for the Y2K Program, there was no significant deferral of other Company CIS projects.

     The Year 2000 issue presents far-reaching implications, some of which cannot be anticipated with any degree of certainty. Based on the assessment that has been made under the Y2K Program, and other than as stated above, the Company has no other contingency plans in the event of any Year 2000 non-compliance and does not currently believe that any other contingency plans are necessary. However, management is not able to determine the effect of any Year 2000 noncompliance (including with respect to a "worst-case scenario") on the Company, but there can be no guarantee that any such noncompliance would not have an adverse effect on the Company's CIS, products, results of operations or financial condition.

STATEMENT CONCERNING FORWARD LOOKING INFORMATION

     This Management's Discussion includes forward-looking statements that involve risks and uncertainties because of the possibility that market conditions may change, particularly as the result of competitive activity in the cardiac assist, vascular sealing device and other markets served by the Company, and because of the Company's dependence on its suppliers for certain patient monitoring products. Additional risks are the ability of the Company to successfully introduce and gain market acceptance for new products, continued demand for the Company's products generally, the rapid and significant changes that characterize the medical device and life science research industries and the ability to continue to respond to such technological changes, and because the timing of regulatory approvals is uncertain, as well as other risks detailed from time to time in documents filed by Datascope with the Securities and Exchange Commission.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130) will apply to fiscal year 1999 and establishes standards for reporting, classifying and displaying comprehensive income and its components in a full set of financial statements. Comprehensive income items include all nonowner changes in equity during a period.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS No. 131) will apply to fiscal year 1999 and requires additional reporting on revenues, expenses, profit or loss and assets on the operating segments of a business.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS No. 132) will apply to fiscal year 1999 and requires revised disclosures about pension plans and other postretirement benefit plans.

     Adoption of FAS Nos. 130, 131 and 132 will expand the Company's current disclosure requirements.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133) will be effective for the Company in the first quarter of fiscal 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     The adoption of FAS No. 133 will not have a material effect on the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency forward exchange contracts to hedge foreign currency transactions (which are primarily related to certain receivables denominated in foreign currencies) on a continuing basis for periods consistent with its committed foreign currency exposures. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. The net foreign exchange transaction gain or loss is reported in other income and expense.

      As of June 30, 1998, the Company had $200 thousand of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

Item 8.   Financial Statements and Supplementary Data

      See financial statements following Item 14 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Items 10, 11, 12 and 13.

      Except for the information included in Item 4a of this report, the information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 1998 Proxy Statement that contain such information.

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

(a) 1. Financial Statements

      The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                           Page
                                                                           ----

      Report of Independent Auditors.........................................F-1
      Consolidated balance sheets -- June 30,
        1998 and 1997........................................................F-2

      Statements of consolidated earnings -- Years
        ended June 30, 1998, 1997 and 1996...................................F-3
      Statements of consolidated stockholders'
        equity -- Years ended June 30, 1998,
        1997 and 1996........................................................F-4
      Statements of consolidated cash flows --
        Years ended June 30, 1998, 1997 and 1996.............................F-5
      Notes to consolidated financial statements......................F-6 - F-19

2.    Financial Statement Schedules

      II --       Valuation and Qualifying Accounts.........................S-1

      All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or notes thereto.

3.    Exhibits

2. Agreement and Plan of Merger, dated as of October 25, 1989, by and between the registrant and Datascope New York (incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form 8-B, filed with the Commission on January 1990 (the "Form 8-B")).

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

10.5* Stock Option Agreement, dated as of September 28, 1990, between David
      Altschiller and the registrant (incorporated by reference to Exhibit
      10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.6* Datascope Corp. 1995 Stock Option Plan (as amended) (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (the "2Q 1998 10-Q")).

10.7* Datascope Corp. 1997 Executive Bonus Plan (incorporated by reference to
      Exhibit 10.2 to the 2Q 1998 10-Q).

10.8* Datascope Corp. Annual Incentive Plan (incorporated by reference to
      Exhibit 10.3 to the 2Q 1998 10-Q).

10.9* Datascope Corp. Compensation Plan for Non-Employee Directors
      (incorporated by reference to Exhibit 10.4 to the 2Q 1998 10-Q).

10.10* Agreement, dated as of July 1, 1996, by and between Datascope Corp. and Lawrence Saper.

10.11* Split-Dollar Agreement made as of July 25, 1994 by and among Datascope
       Corp., Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for fiscal year ended June 30, 1996 (the "1996 10-K")).

10.12* Modification Agreement made as of July 25, 1994 by and among Datascope
       Corp., Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 (incorporated by reference to Exhibit 10.16 to 1996 10-K).

10.13* Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and
       Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan Life Insurance Company Insurance Policy No. 940 750 122UM in favor of Datascope Corp. (incorporated by reference to Exhibit 10.17 to 1996 10-K).

10.14* Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and
       Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Security Mutual Life Insurance Company of New York Insurance Policy No. 11047711 in favor of Datascope Corp. (incorporated by reference to Exhibit 10.18 to 1996 10-K).

21.   Subsidiaries.

23.   Consent of Deloitte & Touche LLP.

      (b)         Reports on Form 8-K

                  N/A

      (c) Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) are denoted by an (*).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DATASCOPE CORP.

Date:    September 28, 1998             By: /s/ Lawrence Saper
                                            -------------------------------
                                                Lawrence Saper
                                                Chairman of the Board, President
                                                 and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signatures                                          Title                                      Date
                  ----------                                          -----                                      ----

          /s/ Lawrence Saper                          Chairman of the Board, President and                 September 28, 1998
---------------------------------------               Chief Executive Officer (Principal
              Lawrence Saper                                  Executive Officer)


         /s/  Murray Pitkowsky                        Senior Vice President, Chief Financial               September 28, 1998
---------------------------------------                     Officer and Secretary
              Murray Pitkowsky


          /s/ Alan Abramson                                       Director                                 September 28, 1998
--------------------------------------
              Alan Abramson

                  Signatures                                          Title                                      Date
                  ----------                                          -----                                      ----
          /s/  David Altschiller                                    Director                              September 28, 1998
--------------------------------------
               David Altschiller


          /s/  William Asmundson                                    Director                              September 28, 1998
--------------------------------------
               William Asmundson


          /s/ Joseph Grayzel                                        Director                              September 28, 1998
--------------------------------------
              Joseph Grayzel, M.D.


          /s/ George Heller                                         Director                              September 28, 1998
--------------------------------------
              George Heller


          /s/ Arno Nash                                             Director                              September 28, 1998
--------------------------------------
              Arno Nash

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

     We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considering in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
----------------------------
New York, New York
July 28, 1998

                        DATASCOPE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      JUNE 30,
                                                                                --------------------
                                                                                  1998        1997
                                                                                --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents..................................................   $  3,364    $  2,597
  Short-term investments (Note 2)............................................     46,314      57,338
  Accounts receivable, less allowance for doubtful accounts of $1,078 and
     $922....................................................................     55,248      52,240
  Inventories (Note 3).......................................................     40,246      34,604
  Prepaid expenses and other current assets..................................     10,036       9,485
                                                                                --------    --------
        Total Current Assets.................................................    155,208     156,264
Property, Plant and Equipment, net (Note 4)..................................     50,946      44,742
Non-Current Marketable Securities (Note 2)...................................     34,371      25,902
Other Assets.................................................................     12,523      10,954
                                                                                --------    --------
                                                                                $253,048    $237,862
                                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...........................................................   $ 14,378    $  6,650
  Accrued expenses (Note 6)..................................................     12,743      15,755
  Accrued compensation.......................................................     10,190       9,336
  Taxes on income (Note 5)...................................................         --         807
                                                                                --------    --------
        Total Current Liabilities............................................     37,311      32,548
Other Liabilities (Note 9)...................................................     14,255      13,071
Commitments and Contingencies (Notes 2, 7, 9 and 10)
Stockholders' Equity (Note 7):
  Preferred stock, par value $1.00 per share:
     Authorized 5,000,000 shares; Issued, none...............................         --          --
  Common stock, par value $.01 per share:
     Authorized, 45,000,000 shares; Issued and outstanding, 16,394,387 and
        16,245,732 shares....................................................        164         162
  Additional paid-in capital.................................................     47,041      44,266
  Treasury stock at cost, 793,400 and 223,300 shares.........................    (18,122)     (4,151)
  Retained earnings..........................................................    177,509     155,868
  Cumulative translation adjustments.........................................     (5,110)     (3,902)
                                                                                --------    --------
                                                                                 201,482     192,243
                                                                                --------    --------
                                                                                $253,048    $237,862
                                                                                ========    ========

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                    (In thousands, except per share amounts)

                                                                         YEAR ENDED JUNE 30,
                                                                   --------------------------------
                                                                     1998        1997        1996
                                                                   --------    --------    --------
Net Sales.......................................................   $242,400    $225,600    $211,300
                                                                   --------    --------    --------
Costs and Expenses:
  Cost of sales.................................................     84,408      80,606      75,000
  Cost of sales, point of view charge (Note 12).................         --          --       9,600
  Research and development expenses.............................     30,109      26,815      24,275
  Selling, general and administrative expenses..................    102,928      96,151      89,708
  Settlements of litigation (Note 12)                                    --       8,554     (10,691)
                                                                   --------    --------    --------
                                                                    217,445     212,126     187,892
                                                                   --------    --------    --------
Operating Earnings..............................................     24,955      13,474      23,408

Other (Income) Expense:
  Interest income...............................................     (4,972)     (4,744)     (4,226)
  Interest expense..............................................         25          18          50
  Other, net....................................................        187         380         743
                                                                   --------    --------    --------
                                                                     (4,760)     (4,346)     (3,433)
                                                                   --------    --------    --------
Earnings Before Taxes on Income.................................     29,715      17,820      26,841
Taxes on Income (Note 5)........................................      8,074       3,716       6,424
                                                                   --------    --------    --------
Net Earnings....................................................   $ 21,641    $ 14,104    $ 20,417
                                                                   ========    ========    ========

Earnings Per Share, Basic.......................................   $   1.37    $   0.88    $   1.27
                                                                   ========    ========    ========
Weighted Average Number of Common Shares Outstanding, Basic.....     15,840      16,049      16,100
                                                                   ========    ========    ========
Earnings Per Share, Diluted.....................................   $   1.32    $   0.86    $   1.24
                                                                   ========    ========    ========
Weighted Average Number of Common Shares Outstanding, Diluted...     16,403      16,356      16,516
                                                                   ========    ========    ========

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                         COMMON STOCK
                                      -------------------   ADDITIONAL              TREASURY   CUMULATIVE
                                        SHARES       PAR     PAID-IN     RETAINED    STOCK     TRANSLATION
                                      OUTSTANDING   VALUE    CAPITAL     EARNINGS   AT COST    ADJUSTMENTS    TOTAL
                                      -----------   -----   ----------   --------   --------   -----------   --------
Balance, June 30, 1995..............   16,070,689   $ 161    $ 41,837    $121,347   $     --     $   (26)    $163,319

Exercise of stock options...........       79,346       1         793                                             794
Tax benefit relating to exercise of
  stock options.....................                              226                                             226
Treasury shares acquired upon
  exercise of stock options.........      (14,608)                                      (309)                    (309)
Cancellation of treasury stock......                   (1)       (308)                   309                       --
Treasury shares acquired under
  repurchase program................      (94,000)                                    (1,671)                  (1,671)
Currency translation................                                                              (1,096)      (1,096)
Net earnings........................                                       20,417                              20,417
                                      -----------   -----    --------    --------   --------     -------     --------
Balance, June 30, 1996..............   16,041,427     161      42,548     141,764     (1,671)     (1,122)     181,680

Exercise of stock options...........      113,310       1       1,647                                           1,648
Tax benefit relating to exercise of
  stock options.....................                              131                                             131
Treasury shares acquired upon
  exercise of stock options.........       (3,005)                                       (60)                     (60)
Cancellation of treasury stock......                              (60)                    60                       --
Treasury shares acquired under
  repurchase program................     (129,300)                                    (2,480)                  (2,480)
Currency translation................                                                              (2,780)      (2,780)
Net earnings........................                                       14,104                              14,104
                                      -----------   -----    --------    --------   --------     -------     --------
Balance, June 30, 1997..............   16,022,432     162      44,266     155,868     (4,151)     (3,902)     192,243

Exercise of stock options...........      157,527       2       2,383                                           2,385
Tax benefit relating to exercise of
  stock options.....................                              612                                             612
Treasury shares acquired upon
  exercise of stock options.........       (8,872)                                      (220)                    (220)
Cancellation of treasury stock......                             (220)                   220                       --
Treasury shares acquired under
  repurchase program................     (570,100)                                   (13,971)                 (13,971)
Currency translation................                                                              (1,208)      (1,208)
Net earnings........................                                       21,641                              21,641
                                      -----------   -----    --------    --------   --------     -------     --------
Balance, June 30, 1998..............   15,600,987   $ 164    $ 47,041    $177,509   $(18,122)    $(5,110)    $201,482
                                      ===========   =====    ========    ========   ========     =======     ========

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)

                                                                                     YEAR ENDED JUNE 30,
                                                                                ------------------------------
                                                                                 1998       1997        1996
                                                                                -------    -------    --------
OPERATING ACTIVITIES:
  Net Earnings...............................................................   $21,641    $14,104    $ 20,417
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization...........................................     9,765      9,576       8,638
     Provision for supplemental pension......................................       708        897         844
     Provision for losses on accounts receivable.............................       277        255         350
     Deferred income tax (benefit)...........................................       847      1,763      (5,121)
     Tax benefit relating to stock options exercised.........................       612        131         226
  Changes in operating assets and liabilities:
     Accounts receivable.....................................................    (3,458)    (2,603)     (5,890)
     Inventories.............................................................   (14,024)    (6,271)     (2,557)
     Other assets............................................................    (3,228)    (2,090)       (748)
     Accounts payable........................................................     7,758        100        (868)
     Income taxes payable....................................................      (807)    (1,290)       (212)
     Accrued and other liabilities...........................................    (1,555)    (6,263)      9,963
                                                                                -------    -------    --------
  Net cash provided by operating activities..................................    18,536      8,309      25,042
                                                                                -------    -------    --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.................................    (7,776)    (5,310)     (4,967)
  Purchases of marketable securities.........................................   (88,576)   (98,877)   (149,698)
  Maturities of marketable securities........................................    91,132     97,806     130,048
                                                                                -------    -------    --------
  Net cash used in investing activities......................................    (5,220)    (6,381)    (24,617)
                                                                                -------    -------    --------

FINANCING ACTIVITIES:
  Exercise of stock options..................................................     2,165      1,588         485
  Treasury shares acquired under repurchase program..........................   (13,971)    (2,480)     (1,671)
                                                                                -------    -------    --------
  Net cash used in financing activities......................................   (11,806)      (892)     (1,186)
                                                                                -------    -------    --------
  Effect of exchange rates on cash...........................................      (743)    (1,013)        239
                                                                                -------    -------    --------
Increase (decrease) in cash and cash equivalents.............................       767         23        (522)
Cash and cash equivalents, beginning of year.................................     2,597      2,574       3,096
                                                                                -------    -------    --------
Cash and cash equivalents, end of year.......................................   $ 3,364    $ 2,597    $  2,574
                                                                                =======    =======    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest................................................................   $    25    $    18    $     50
                                                                                -------    -------    --------
     Income taxes............................................................   $ 7,302    $ 3,247    $ 11,530
                                                                                -------    -------    --------

Non-cash transactions:
  Net transfers of inventory to fixed assets for use as demonstration
     equipment...............................................................   $ 8,189    $ 5,745    $  3,775
                                                                                -------    -------    --------

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

Revenue Recognition

     The Company recognizes revenue and all related costs, including warranty, when product is shipped and title passes to the customer. Revenue for service contracts is recognized ratably over the term of the contract.

Earnings Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, the Company reports basic earnings per share, which is based upon weighted average common shares outstanding, and diluted earnings per share which includes the dilutive effect of stock options outstanding.

Impairment of Long Lived Assets

     The recoverability of the excess of cost over fair value of net assets acquired is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If management believes an impairment exists, the carrying amount of these assets would be reduced to their fair value as defined in Statement of Financial Accounting Standards No. 121.

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Other Assets

     a. Goodwill resulting from the purchase of InterVascular, Inc. is being amortized by the straight-line method over 20 years and is included in other assets. Unamortized goodwill as of June 30, 1998 and 1997 amounted to $2,313,000 and $2,546,000, respectively.

     b. Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and included in Other Assets. Such costs are amortized using the straight-line method over the remaining estimated economic life of the product, not to exceed 5 years.

     The carrying value of capitalized software costs is regularly reviewed by the Company, and a loss is recognized when the net realizable value falls below the unamortized cost.

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

Reclassifications

     The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2. FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's significant financial instruments at June 30, 1998 and 1997 were as follows:

                                                                               1998                        1997
                                                                        -------------------        -------------------
                                                                        CARRYING     FAIR          CARRYING     FAIR
                                                                         AMOUNT      VALUE          AMOUNT      VALUE
                                                                        --------    -------        --------    -------
                                                                          (IN THOUSANDS)
Cash and short-term investments......................................   $ 49,678    $49,716        $ 59,935    $59,883
                                                                        --------    -------        --------    -------
Non-current marketable securities....................................   $ 34,371    $34,821        $ 25,902    $25,964
                                                                        --------    -------        --------    -------


     The fair value of accounts receivable and payable are assumed to equal their carrying value because of their short maturity.

     The fair value of other liabilities have been determined based upon actuarial valuations.

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

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. FINANCIAL INSTRUMENTS -- (CONTINUED)

     As of June 30, 1998, the Company's marketable securities were classified as follows:

                                                                                   GROSS
                                                                                UNREALIZED
                                                                 AMORTIZED    ---------------
                                                                   COST       GAINS    LOSSES    FAIR VALUE
                                                                 ---------    -----    ------    ----------
                                                                               (IN THOUSANDS)
SHORT TERM
U.S. Treasury Securities......................................    $43,123     $  36     $  4      $ 43,155
Tax-Exempt Securities.........................................      3,191         6       --         3,197
                                                                  -------     -----     ----      --------
  Short-term total............................................    $46,314     $  42     $  4      $ 46,352
                                                                  =======     =====     ====      ========
LONG TERM
U.S. Treasury Securities......................................    $19,017     $ 341     $  9      $ 19,349
Tax-Exempt Securities.........................................     15,354       120        2        15,472
                                                                  -------     -----     ----      --------
  Long-term total.............................................    $34,371     $ 461     $ 11      $ 34,821
                                                                  =======     =====     ====      ========
  Totals......................................................    $80,685     $ 503     $ 15      $ 81,173
                                                                  =======     =====     ====      ========

     As of June 30, 1997, the Company's marketable securities were classified as follows:

                                                                                   GROSS
                                                                                UNREALIZED
                                                                 AMORTIZED    ---------------
                                                                   COST       GAINS    LOSSES    FAIR VALUE
                                                                 ---------    -----    ------    ----------
                                                                               (IN THOUSANDS)
SHORT TERM
U.S. Treasury Securities......................................    $47,698     $  77     $129      $ 47,646
Tax-Exempt Securities.........................................      9,640         2        2         9,640
                                                                  -------     -----     ----      --------
  Short-term total............................................    $57,338     $  79     $131      $ 57,286
                                                                  =======     =====     ====      ========
LONG TERM
U.S. Treasury Securities......................................    $18,010     $  72     $ 58      $ 18,024
Tax-Exempt Securities.........................................      7,892        48       --         7,940
                                                                  -------     -----     ----      --------
  Long-term total.............................................    $25,902     $ 120     $ 58      $ 25,964
                                                                  =======     =====     ====      ========
  Totals......................................................    $83,240     $ 199     $189      $ 83,250
                                                                  =======     =====     ====      ========

     The Company invests its excess cash primarily in U.S. Treasury and tax-exempt securities. Since the Company holds all short- and long-term securities until maturity, such investments are subject to little market risk. The Company has not incurred losses related to these investments.

Derivative Financial Instruments

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company utilizes foreign currency forward exchange contracts to hedge specific foreign currency exposures. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to exchange rate risk because gains and losses on these contracts offset losses and gains on hedged exposures.

     As of June 30, 1998, the Company had $0.2 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

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

3. INVENTORIES

                                                                             JUNE 30,
                                                                        ------------------
                                                                         1998       1997
                                                                        -------    -------
                                                                        (IN THOUSANDS)
Materials............................................................   $13,323    $10,917
Work in process......................................................     6,620      4,885
Finished goods.......................................................    20,303     18,802
                                                                        -------    -------
                                                                        $40,246    $34,604
                                                                        =======    =======

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. PROPERTY, PLANT AND EQUIPMENT

                                                                             JUNE 30,
                                                                        ------------------
                                                                         1998       1997
                                                                        -------    -------
                                                                        (IN THOUSANDS)
Land.................................................................   $ 4,059    $ 4,059
Buildings............................................................    20,782     22,023
Machinery, furniture and equipment...................................    68,906     56,641
Leasehold improvements...............................................     3,979      4,098
                                                                        -------    -------
                                                                         97,726     86,821
Less accumulated depreciation and amortization.......................    46,780     42,079
                                                                        -------    -------
                                                                        $50,946    $44,742
                                                                        =======    =======

     The Company estimates the useful life of its machinery and equipment at 5 years, furniture at 8 years and buildings at 40 years.

5. TAXES ON INCOME

     The provision (benefit) for income taxes consists of the following:

                                                                 YEAR ENDED JUNE 30,
                                                            -----------------------------
                                                             1998       1997       1996
                                                            -------    -------    -------
                                                                    (IN THOUSANDS)
Current:
  Federal................................................   $ 5,550    $   854    $ 7,402
  State..................................................       803        187      1,696
  Foreign................................................       874        912      2,447
                                                            -------    -------    -------
     Total current.......................................     7,227      1,953     11,545
Deferred:
  Federal................................................       925      2,013     (4,021)
  State..................................................      (104)       111     (1,100)
  Foreign................................................        26       (361)        --
                                                            -------    -------    -------
     Total deferred......................................       847      1,763     (5,121)
                                                            -------    -------    -------
        Total taxes on income............................   $ 8,074    $ 3,716    $ 6,424
                                                            =======    =======    =======

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. TAXES ON INCOME -- (CONTINUED)

     The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                              YEAR ENDED JUNE 30,
                                                         -------------------------------------------------------------
                                                                1998                  1997                 1996
                                                         -------------------   ------------------   ------------------
                                                                                 (IN THOUSANDS)
                                                                   EFFECTIVE            EFFECTIVE            EFFECTIVE
                                                         AMOUNT     RATE       AMOUNT    RATE       AMOUNT    RATE
                                                         -------   ---------   ------   ---------   ------   ---------
Tax computed at federal statutory rate.................  $10,400      35.0%    $6,237      35.0%    $9,394      35.0%
(Decrease) increase resulting from:
Benefit attributable to foreign sales corp.............     (821)     (2.8)      (787)     (4.4)      (911)     (3.4)
State taxes on income, net of federal income tax
  benefit..............................................      454       1.5        194       1.1        387       1.4
Research and development credit, net...................     (518)     (1.7)      (414)     (2.3)        --        --
Income exempt from foreign corporate taxes.............   (1,432)     (4.8)    (1,194)     (6.7)    (2,672)    (10.0)
Rate differential on foreign income....................      206       0.7        167       0.9         70       0.3
Interest income exempt from federal income tax.........     (239)     (0.8)      (204)     (1.1)      (282)     (1.0)
Other..................................................       24       0.1       (283)     (1.6)       438       1.6
                                                         -------     -----     ------     -----     ------     -----
    Total taxes on income..............................  $ 8,074      27.2%    $3,716      20.9%    $6,424      23.9%
                                                         =======     =====     ======     =====     ======     =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 and 1997 were as follows:

                                                                                    JUNE 30,
                                                        -----------------------------------------------------------------
                                                                     1998                              1997
                                                        -------------------------------   -------------------------------
                                                                                 (IN THOUSANDS)
                                                        DEFERRED   DEFERRED               DEFERRED   DEFERRED
                                                          TAX         TAX                   TAX         TAX
                                                        ASSETS     LIABILITIES    NET     ASSETS     LIABILITIES    NET
                                                        --------   -----------   ------   --------   -----------   ------
Inventories...........................................   $2,027      $    --     $2,027    $3,401      $    --     $3,401
Warranty..............................................      978           --        978       593           --        593
Sales returns & allowances............................       51           --         51       424           --        424
Accrued expenses......................................      461           --        461       609           --        609
Foreign & State Tax Credits...........................      833           --        833       388           --        388
Unrealized Foreign Exchange Losses....................      316           --        316       361           --        361
Deferred State Income Taxes...........................       --          371       (371)       --          365       (365)
                                                         ------      -------     ------    ------      -------     ------
  Current.............................................    4,666          371      4,295     5,776          365      5,411
                                                         ------      -------     ------    ------      -------     ------
Supplemental pension..................................    4,350           --      4,350     4,080           --      4,080
Tax loss carryforwards................................    1,912           --      1,912     1,893           --      1,893
Accelerated depreciation..............................       --        2,370     (2,370)       --        2,064     (2,064)
Accrued pension expense...............................       --          317       (317)       --          346       (346)
Other, net............................................      225           --        225        --           51        (51)
Less: Valuation allowance.............................   (1,912)          --     (1,912)   (1,893)          --     (1,893)
                                                         ------      -------     ------    ------      -------     ------
  Non-current.........................................    4,575        2,687      1,888     4,080        2,461      1,619
                                                         ------      -------     ------    ------      -------     ------
    Total.............................................   $9,241      $ 3,058     $6,183    $9,856      $ 2,826     $7,030
                                                         ======      =======     ======    ======      =======     ======

     The net current deferred tax assets have been included in prepaid expenses and other current assets and the net non-current deferred tax assets have been included in other assets on the accompanying consolidated balance sheet.

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. TAXES ON INCOME -- (CONTINUED)

     The valuation allowance increased by $19,000 during fiscal 1998 due to the net increase of foreign and state tax loss carryforwards. The valuation allowance of $1,912,000 at June 30, 1998 was comprised of tax benefits of $189,000 of foreign tax loss carryforwards and $1,723,000 of state tax loss carryforwards. Benefits from foreign tax loss carryforwards of $121,000 expire during the period 2001 through 2004 and $68,000 may be carried forward indefinitely. The benefits of state tax loss carryforwards expire during the period 1999 through 2014. The valuation allowance reduces the deferred tax assets to management's best estimate of net deferred tax assets which more likely than not will be realized.

     It has not been necessary to provide for income taxes on cumulative undistributed earnings of international subsidiaries. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. The cumulative amount of undistributed earnings of foreign subsidiaries at June 30, 1998 approximates $26,092,000.

     The Company has a subsidiary in an industrial development zone in Europe. Profits from manufacturing activities in this zone are exempt from corporation taxes until December 1999.

6. ACCRUED EXPENSES

     Accrued expenses at June 30, 1998 and 1997 were comprised of the following:

                                                                              JUNE 30,
                                                                        --------------------
                                                                         1998         1997
                                                                        -------      -------
                                                                        (IN THOUSANDS)
Deferred service contract revenue....................................   $ 3,401      $ 3,644
Point of View accrued expenses.......................................       631        1,905
General expense accruals.............................................     8,711       10,206
                                                                        -------      -------
                                                                        $12,743      $15,755
                                                                        -------      -------

7. STOCK OPTIONS, SHAREHOLDER RIGHTS AND STOCK REPURCHASE PLANS

Stock Option Plans

     The Company has two employee stock option plans covering 4,575,000 shares of common stock and option agreements with certain consultants and members of the board of directors. The plans provide that options may be granted at a price of 100% of fair market value on date of grant, may be exercised in full or in installments, at the discretion of the board of directors, and must be exercised within ten years from date of grant.

     A summary of activity under the stock option plans is as follows:

                                                                    YEAR ENDED JUNE 30,
                                          -----------------------------------------------------------------------
                                                  1998                     1997                     1996
                                          ---------------------    ---------------------    ---------------------
                                                       WEIGHTED                 WEIGHTED                 WEIGHTED
                                                       AVERAGE                  AVERAGE                  AVERAGE
                                                       EXERCISE                 EXERCISE                 EXERCISE
                                           SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                          ---------    --------    ---------    --------    ---------    --------
Outstanding at July 1..................   1,940,619     $16.93     1,740,969     $16.63     1,434,016     $15.20
     Granted...........................     476,700      25.00       493,100      17.94       470,950      19.85
     Exercised.........................    (156,737)     15.09      (112,625)     14.51       (77,911)      9.73
     Canceled..........................     (95,662)     19.69      (180,825)     18.35       (86,086)     16.70
                                          ---------                ---------                ---------
Outstanding at June 30.................   2,164,920      18.72     1,940,619      16.93     1,740,969      16.63
                                          =========                =========                =========
Exercisable at June 30.................   1,243,616     $16.41     1,141,830     $15.88     1,000,654     $15.21
                                          =========                =========                =========

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. STOCK OPTIONS, SHAREHOLDER RIGHTS AND STOCK REPURCHASE PLANS -- (CONTINUED)

     At June 30, 1998 there were 2,551,882 shares of common stock reserved for the exercise of stock options.

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123) in fiscal 1997. The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with FAS No. 123 the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to the Company's stock option plans, pro forma net income and earnings per share would have been reported as the following pro forma amounts:

                                                                            YEAR ENDED JUNE 30,
                                                                       -----------------------------
                                                                        1998       1997       1996
                                                                       -------    -------    -------
                                                                           (IN THOUSANDS, EXCEPT
                                                                             PER SHARE AMOUNTS)
Net earnings -- as reported.........................................   $21,641    $14,104    $20,417
                                                                       -------    -------    -------
Net earnings -- pro forma...........................................   $19,936    $12,517    $19,950
                                                                       -------    -------    -------
Basic earnings per share -- as reported.............................   $  1.37    $  0.88    $  1.27
                                                                       -------    -------    -------
Basic earnings per share -- pro forma...............................   $  1.26    $  0.78    $  1.24
                                                                       -------    -------    -------
Diluted earnings per share -- as reported...........................   $  1.32    $  0.86    $  1.24
                                                                       -------    -------    -------
Diluted earnings per share -- pro forma.............................   $  1.22    $  0.76    $  1.21
                                                                       -------    -------    -------

     This pro forma impact only takes into account options granted since July 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the respective vesting period.

     The fair values of option grants were determined using the Black-Scholes option-pricing model with the following assumptions:

                                                                            YEAR ENDED JUNE 30,
                                                                       ------------------------------
                                                                         1998       1997       1996
                                                                       --------   --------   --------
Dividend yield.....................................................        None       None       None
Volatility.........................................................         33%        33%        33%
Risk-free interest rate............................................       5.52%      6.33%      6.42%
Expected life......................................................     4 Years    4 Years    4 Years

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $8.43, $6.41 and $7.06, respectively.

     The following table summarizes information concerning outstanding and exercisable stock options at June 30, 1998.

                             STOCK OPTIONS OUTSTANDING
                     -----------------------------------------     STOCK OPTIONS EXERCISABLE
                                      WEIGHTED        WEIGHTED    ---------------------------
                                      AVERAGE          AVERAGE                    WEIGHTED
RANGE OF EXERCISE                     REMAINING       EXERCISE                    AVERAGE
      PRICES          OPTIONS     CONTRACTUAL LIFE     PRICE       OPTIONS     EXERCISE PRICE
------------------   ---------    ----------------    --------    ---------    --------------
$ 7.375--$13.875       104,761          3.36           $11.02       104,761        $11.02
$14.000--$14.000       500,000          5.09           $14.00       500,000        $14.00
$14.250--$17.875       553,685          7.48           $16.72       336,198        $16.88
$18.250--$31.125     1,006,474          8.02           $22.95       302,657        $21.74
                     ---------          ----           ------     ---------        ------
                     2,164,920          6.98           $18.72     1,243,616        $16.41
                     =========                                    =========

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. STOCK OPTIONS, SHAREHOLDER RIGHTS AND STOCK REPURCHASE PLANS -- (CONTINUED)

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

     The plan provides that, after a Stock Acquisition Date, generally each holder of a right will be entitled to purchase, at the exercise price, a number of the Company's preferred shares having a market value of twice the exercise price. The plan also provides that in the event of certain other business combinations, generally each holder of a right will be entitled to purchase, at the exercise price, a number of shares of the Acquiring Person's common stock having a market value of twice the exercise price. Prior to the acquisition by the Acquiring Person of 50% or more of the Common Stock outstanding, the Company may exchange the rights (other than rights owned by the Acquiring Person and its affiliates and associates, which will be null and void), in whole or in part, for Common Stock on the basis of an exchange ratio of one share of Common Stock for each Right (subject to adjustment). The rights will expire on June 2, 2001.

Stock Repurchase Plans

     On May 3, 1996, the Company announced a stock repurchase program which authorizes the purchase of up to $20 million of its common stock from time to time, subject to market conditions and other relevant factors affecting the Company. As of June 30, 1998, the Company had repurchased 793,400 shares at a cost of approximately $18,122,000. A second stock repurchase program, for an additional $20 million, was authorized by the Company's board of directors on August 5, 1998.

Stock Compensation Plan for Non-Employee Directors

     Under the terms of the Company's Compensation Plan for Non-Employee Directors, which became effective in calendar year 1998, any member of the board of directors who is not an employee of, or consultant to, the Company or any of its divisions or subsidiaries will receive an annual retainer (currently $24,000) payable in shares of Company common stock. Payment of the annual retainer will be made in arrears at the beginning of the next succeeding calendar year. Pursuant to a form of election, a non-employee director may elect to defer receipt of the annual retainer, in which case the annual retainer will be paid entirely in shares of Company common stock that will be deposited into a director's account established under the plan. In the case of a non-employee director who elects current receipt of the retainer (or who has not filed a form of election), 39.6% of such retainer will be paid in cash (to approximate current federal income tax liability) and the balance in Company common stock. Distribution of amounts in a director's account, if applicable, will be made upon the occurrence of an event of distribution and pursuant to the method of distribution set forth in the form of election.

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. OPERATIONS IN GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

     The Company develops, manufactures and markets medical systems and devices which constitute a single business segment. The following information sets forth geographic information on the Company's sales, profits and assets:

                                                                UNITED      EUROPEAN
                                                                STATES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                               --------    ------------    ------------    ------------
                                                                                 (IN THOUSANDS)
YEAR ENDED JUNE 30, 1998:
  Sales to unaffiliated customers...........................   $208,745      $ 33,655        $     --        $242,400
  Transfers between geographic areas........................     14,384         8,976         (23,360)             --
                                                               --------      --------        --------        --------
     Total sales............................................   $223,129      $ 42,631        $(23,360)       $242,400
                                                               ========      ========        ========        ========
Operating earnings..........................................   $ 20,125      $  4,682        $    148        $ 24,955
                                                               ========      ========        ========
Other income, net...........................................                                                    4,760
                                                                                                             --------
Earnings before taxes on income.............................                                                 $ 29,715
                                                                                                             ========
Assets at June 30, 1998.....................................   $222,763      $ 33,690        $ (3,405)       $253,048
                                                               ========      ========        ========        ========
YEAR ENDED JUNE 30, 1997:
  Sales to unaffiliated customers...........................   $192,039      $ 33,561        $     --        $225,600
  Transfers between geographic areas........................     14,397         8,683         (23,080)             --
                                                               --------      --------        --------        --------
     Total sales............................................   $206,436      $ 42,244        $(23,080)       $225,600
                                                               ========      ========        ========        ========
Operating earnings..........................................   $  9,344      $  3,998        $    132        $ 13,474
                                                               ========      ========        ========
Other income, net...........................................                                                    4,346
                                                                                                             --------
Earnings before taxes on income.............................                                                 $ 17,820
                                                                                                             ========
Assets at June 30, 1997.....................................   $210,447      $ 30,769        $ (3,354)       $237,862
                                                               ========      ========        ========        ========
YEAR ENDED JUNE 30, 1996:
  Sales to unaffiliated customers...........................   $174,914      $ 36,386        $     --        $211,300
  Transfers between geographic areas........................     12,757         8,395         (21,152)             --
                                                               --------      --------        --------        --------
     Total sales............................................   $187,671      $ 44,781        $(21,152)       $211,300
                                                               ========      ========        ========        ========
Operating earnings..........................................   $ 17,919      $  4,999        $    490        $ 23,408
                                                               ========      ========        ========
Other income, net...........................................                                                    3,433
                                                                                                             --------
Earnings before taxes on income.............................                                                 $ 26,841
                                                                                                             ========
Assets at June 30, 1996.....................................   $207,553      $ 30,288        $ (3,377)       $234,464
                                                               ========      ========        ========        ========

     In determining operating earnings, interest income and expense, other income and expense, and income taxes were excluded.

     The Company had export sales, principally to Europe, Canada, Latin America and the Far East, of $37,883,000, $37,471,000 and $40,524,000 in the years ended
June 30, 1998, 1997 and 1996, respectively.

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. PENSION AND RETIREMENT PLANS

Defined Benefit Plan

     The Company has both domestic and foreign defined benefit pension plans which cover substantially all employees. Pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the domestic plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Funding for the foreign plans is accomplished through the purchase of guaranteed insurance contracts. Total pension expense for the domestic and foreign pension plans was $1,963,000 in 1998, $1,458,000 in 1997 and $1,577,000 in 1996.

  Domestic

     The components of net pension expense and the funded status of the domestic defined benefit pension plan are set forth below:

                                                                              YEAR ENDED JUNE 30,
                                                                           --------------------------
                                                                            1998      1997      1996
                                                                           ------    ------    ------
                                                                                 (IN THOUSANDS)
Service cost for benefits earned during the year........................   $1,587    $1,304    $1,398
Interest cost on projected benefit obligation...........................    1,576     1,369     1,417
Actual return on plan assets............................................   (2,089)   (1,267)     (927)
Net amortization and deferral...........................................      458      (284)     (588)
                                                                           ------    ------    ------
        Net periodic pension cost -- domestic...........................   $1,532    $1,122    $1,300
                                                                           ======    ======    ======

     The Plan's Funded Status was as follows:

                                                                                        JUNE 30,
                                                                                   ------------------
                                                                                    1998       1997
                                                                                   -------    -------
                                                                                     (IN THOUSANDS)
Actuarial present value of accumulated benefit obligation
  Vested........................................................................   $16,881    $14,251
  Nonvested.....................................................................     2,263      1,840
                                                                                   -------    -------
  Accumulated benefit obligation................................................    19,144     16,091
  Effects of anticipated future compensation increases..........................     6,769      5,191
                                                                                   -------    -------
  Projected benefit obligation..................................................    25,913     21,282
  Plan assets at fair value.....................................................    23,623     20,460
                                                                                   -------    -------
  Projected benefit obligation in excess of plan assets.........................    (2,290)      (822)
  Unamortized net transition obligation.........................................       396        467
  Unrecognized prior service cost...............................................        69         73
  Unrecognized net actuarial loss...............................................     2,652      1,182
                                                                                   -------    -------
Net prepaid pension cost........................................................   $   827    $   900
                                                                                   =======    =======

     The assumptions used to develop the actuarial present value of the projected benefit obligation are as follows:

                                                                                        1998      1997
                                                                                        ----      ----
Weighted average discount rate.......................................................   7.00%     7.25%
Rate of increase in compensation levels..............................................   6.00%     6.00%
Expected long-term rate of return on plan assets.....................................   7.75%     8.00%

     Plan assets are invested in U.S. Government and corporate securities and include investments in the Company's common stock of $2,550,000 (96,000 shares) at June 30, 1998. No dividends are paid on the Company's common stock.

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. PENSION AND RETIREMENT PLANS -- (CONTINUED)

  Foreign

     Retirement coverage for the foreign employees of the Company is provided, to the extent deemed appropriate, through separate plans. Funding policies are based on local statutes. Retirement benefits are based on years of service, final average earnings and social security benefits.

     The components of net pension expense and the funded status of the foreign defined benefit pension plans are set forth below:

                                                                                 YEAR ENDED JUNE 30,
                                                                                 --------------------
                                                                                 1998    1997    1996
                                                                                 ----    ----    ----
                                                                                    (IN THOUSANDS)
Service cost for benefits earned during the year..............................   $179    $142    $132
Interest cost on projected benefit obligation.................................    100      92      93
Estimated return on plan assets...............................................    (42)    (40)    (36)
Net amortization and deferral.................................................     42      38      41
                                                                                 ----    ----    ----
        Net periodic pension cost -- foreign..................................   $279    $232    $230
                                                                                 ====    ====    ====

     The Plan's Funded Status was as follows:

                                                                                         JUNE 30,
                                                                                     ----------------
                                                                                      1998      1997
                                                                                     ------    ------
                                                                                      (IN THOUSANDS)
Actuarial present value of accumulated benefit obligation
  (fully vested)..................................................................
                                                                                     $  250    $  450
                                                                                     ------    ------
Projected benefit obligation......................................................    1,722     1,239
Plan assets at fair value.........................................................      250       450
                                                                                     ------    ------
Projected benefit obligation in excess of plan assets.............................   (1,472)     (789)
Unamortized net transition obligation.............................................      100       117
Unrecognized net actuarial loss...................................................    1,325       747
                                                                                     ------    ------
        Net (accrued) prepaid pension cost........................................   $  (47)   $   75
                                                                                     ======    ======

     The assumptions used to develop foreign net pension cost and the actuarial present value of projected benefit obligations are as follows:

                                                                                        1998      1997
                                                                                        ----      ----
Weighted average discount rate.......................................................    7.0%      7.5%
Rate of increase in compensation levels..............................................    6.0%      6.0%
Expected long-term rate of return on plan assets.....................................    8.0%      9.0%

     The assets of the foreign defined benefit pension plans are invested in guaranteed insurance contracts.

Supplemental Retirement Plan

     The Company has noncontributory, unfunded supplemental retirement plans for Mr. Saper and certain other key officers. Life insurance has been purchased by the Company to recover a substantial portion of the net after tax cost for these supplemental retirement plans. The assumptions used to develop the supplemental pension cost and the actuarial present value of the projected benefit obligation are reviewed annually.

     Under the retirement provision of Mr. Saper's five-year employment agreement with the Company, Mr. Saper is entitled to receive a lifetime pension of up to 60% of his average earnings for the three-year period in which Mr. Saper's compensation was greatest of the ten years immediately

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. PENSION AND RETIREMENT PLANS -- (CONTINUED)

preceding his retirement, but not less than the value of the benefit that would have been payable had his retirement occurred at age 65. The plan provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a split-dollar agreement among Mr. Saper, the Corporation and a trust for the benefit of Mr. Saper's family. The supplemental pension expense for Mr. Saper recognized in the consolidated financial statements was $526,000, $741,000 and $689,000 for 1998, 1997 and 1996, respectively.

     The supplemental retirement plan covering certain other key officers provides that at age 65, these employees may receive, for a period of up to 15 years, a pension of up to 60% of a predetermined earnings level for the five-year period prior to retirement. The supplemental pension expense for these executives recognized in the consolidated financial statements was $182,000, $156,000 and $155,000 for 1998, 1997 and 1996, respectively.

     The actuarial present value of both the accumulated benefit obligation and projected benefit obligation for the supplemental retirement plans was $6,688,000 and $8,328,000 for 1998 and 1997, respectively.

     The components of the total supplemental pension expense are set forth below:

                                                                                 YEAR ENDED JUNE 30,
                                                                                 --------------------
                                                                                 1998    1997    1996
                                                                                 ----    ----    ----
                                                                                    (IN THOUSANDS)
Service cost for benefits earned during the year..............................   $165    $200    $277
Interest cost on projected benefit obligation.................................    467     568     624
Amortization of prior service cost............................................    841     841     496
Amortization of gain..........................................................   (765)   (712)   (553)
                                                                                 ----    ----    ----
        Total supplemental pension expense....................................   $708    $897    $844
                                                                                 ====    ====    ====

Savings and Supplemental Retirement Plan

     The Company maintains a 401(k) savings and supplemental retirement plan for eligible domestic employees. This 401(k) plan was established to enhance the existing retirement plan and to provide an incentive to employees to save and invest regularly for their retirement. The Company contributions, which were based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation, were $1,210,000 for 1998, $1,084,000 for 1997 and
$976,000 for 1996.

10. COMMITMENTS AND CONTINGENCIES

Leases

     Future minimum rental commitments under noncancellable operating leases are as follows:

         YEAR                                                                            (IN THOUSANDS)
         -----------------------------------------------------------------------------   --------------
         1999.........................................................................       $2,877
         2000.........................................................................        2,023
         2001.........................................................................        1,294
         2002.........................................................................          429
         2003.........................................................................          202
         Thereafter...................................................................          152
                                                                                             ------
                 Total future minimum rental payments.................................       $6,977
                                                                                             ======

     Total rent expense for the years ended June 30, 1998, 1997 and 1996 amounted to approximately $4,044,000, $4,266,000 and $4,264,000, respectively.

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

Litigation

     The Company is subject to litigation in the ordinary course of its business. The Company believes it has meritorious defenses in all material pending lawsuits and that the outcome will not have a material adverse effect on the Company's financial position or results of operations. See Footnote 12 for further discussion of settlements of litigation.

Credit Arrangements

     The Company has lines of credit totaling $50,400,000, borrowings under which bear interest principally at the lenders' respective prime rates. There were no short-term borrowings under lines of credit at June 30, 1998 and 1997. The lines expire as follows: $25,000,000 in December 1998 and $25,000,000 in April 1999. These lines are renewable annually at the option of the banks. The Company also has $400,000 in lines of credit with no expiration date.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    YEAR ENDED JUNE 30, 1998
                                                     ------------------------------------------------------
                                                      FIRST       SECOND      THIRD     FOURTH
                                                     QUARTER      QUARTER    QUARTER    QUARTER     TOTAL
                                                     -------      -------    -------    -------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................................   $54,300      $62,700    $60,300    $65,100    $242,400
                                                     -------      -------    -------    -------    --------
Gross margin......................................   $34,904      $40,282    $39,842    $42,964    $157,992
                                                     -------      -------    -------    -------    --------
Net earnings......................................   $ 2,669      $ 5,647    $ 6,205    $ 7,120    $ 21,641
                                                     -------      -------    -------    -------    --------
Earnings per share, basic.........................   $  0.17      $  0.35    $  0.39    $  0.46    $   1.37
                                                     -------      -------    -------    -------    --------
Earnings per share, diluted.......................   $  0.16      $  0.34    $  0.38    $  0.44    $   1.32
                                                     -------      -------    -------    -------    --------

                                                                    YEAR ENDED JUNE 30, 1997
                                                     ------------------------------------------------------
                                                      FIRST       SECOND      THIRD     FOURTH
                                                     QUARTER      QUARTER    QUARTER    QUARTER     TOTAL
                                                     -------      -------    -------    -------    --------
Net sales.........................................   $47,600      $57,600    $57,900    $62,500    $225,600
                                                     -------      -------    -------    -------    --------
Gross margin......................................   $30,951      $37,633    $37,398    $39,012    $144,994
                                                     -------      -------    -------    -------    --------
Net earnings......................................   $(3,298)(A)  $ 5,051    $ 5,750    $ 6,601    $ 14,104
                                                     -------      -------    -------    -------    --------
Earnings per share, basic.........................   $ (0.21)     $  0.31    $  0.36    $  0.41    $   0.88
                                                     -------      -------    -------    -------    --------
Earnings per share, diluted.......................   $ (0.20)(A)  $  0.31    $  0.35    $  0.40    $   0.86
                                                     -------      -------    -------    -------    --------

------------------
(A) Q1 and FY 1997 earnings includes shareholder class action securities lawsuit settlement expense of $5.6 million before taxes, or $3.3 million after income tax, equivalent to $0.20 per diluted share, and Quinton patent infringement lawsuit settlement expense of $3.0 million before taxes, or $1.8 million after income tax, equivalent to $0.11 per diluted share.

     Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

12. SPECIAL ITEMS

     Included in fiscal 1997 earnings were two special items as follows:

Settlement of Shareholder Class Action Securities Lawsuit

     The Company settled the shareholder class action securities lawsuit filed in November 1993. The cost of the settlement, including legal fees, was $5.6 million or $3.3 million after tax, equivalent to $0.20 per diluted share.

                        DATASCOPE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. SPECIAL ITEMS -- (CONTINUED)

Settlement of Patent Infringement Lawsuit

     The Company settled the patent infringement lawsuit filed in February 1996 by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device. The settlement allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation. The cost of the settlement, including legal fees, was $3.0 million or $1.8 million after tax, equivalent to $0.11 per diluted share.

     Included in fiscal 1996 earnings were two special items as follows:

Income from Settlement of Litigation

     The Company settled all litigation brought by its wholly-owned subsidiaries, InterVascular, Inc. and InterVascular S.A. (France), against several former employees and certain other defendants. Income from the settlement of litigation, net of related expenses, was $10.7 million or $7.9 million after tax, equivalent to $0.47 per diluted share.

Point of View Charge

     The Company wrote off approximately $9.6 million or $5.6 million after tax, equivalent to $0.34 per diluted share, for excess and obsolete inventory and other costs related to the point of view(R) monitor.

                        DATASCOPE CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                   COLUMN A                      COLUMN B               COLUMN C              COLUMN D        COLUMN E
                  ---------                      ----------    ---------------------------    ----------      ----------
                                                                        ADDITIONS
                                                               ---------------------------
                                                                  (1)           (2)
                                                                             CHARGED TO       DEDUCTIONS
                                                 BALANCE AT    CHARGED TO     OTHER             FROM          BALANCE AT
                                                 BEGINNING     COSTS AND     ACCOUNTS --       RESERVES --     CLOSE OF
                 DESCRIPTION                     OF PERIOD     EXPENSES      DESCRIBE         DESCRIBE         PERIOD
                 -----------                     ----------    ----------    -----------      ----------      ----------
YEAR ENDED JUNE 30, 1998

Allowance for doubtful accounts...............     $  922         $277            $--            $121(A)        $1,078
                                                   ======         ====            ===            ====           ======
Reserve for warranty costs....................        700           --             --              60(A)           640
                                                   ======         ====            ===            ====           ======

YEAR ENDED JUNE 30, 1997

Allowance for doubtful accounts...............     $1,198         $255            $--            $531(A)        $  922
                                                   ======         ====            ===            ====           ======
Reserve for warranty costs....................        810           --             --             110(A)           700
                                                   ======         ====            ===            ====           ======

YEAR ENDED JUNE 30, 1996

Allowance for doubtful accounts...............     $1,273         $350            $--            $425(A)        $1,198
                                                   ======         ====            ===            ====           ======
Reserve for warranty costs....................        750           60             --              --              810
                                                   ======         ====            ===            ====           ======

------------------
(A) Write-offs