Form 10-Q
period 1998-09-30
DATASCOPE CORP
filed 1998-11-16
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                    Commission File Number 0-6516

                          DATASCOPE CORP.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                     13-2529596
----------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

       14 Philips Parkway, Montvale, New Jersey  07645-9998
-----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100
                                                   ---------------

-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report:

        Indicate by check mark whether the registrant

          (1)  has filed all reports required to be filed by Section 13 or 15
               (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

          (2) has been subject to such filing requirements for the past 90 days.

                    YES X     NO___________
                       ---

Number of Shares of Company's Common Stock outstanding as of October 30, 1998:
15,168,891.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

     Net Sales

         Net sales in the first quarter of fiscal 1999 were 3% higher than a year ago. Sales growth was hampered, as anticipated, because the Company's outside supplier could not produce enough new anesthetic gas modules (AGM) to support the market launch of the new Expert (Trademark) high-end patient monitoring system. The AGM supplier has since corrected its production problem so that supply is now adequate to effectively introduce the Expert system. In addition, sales of new monitoring products introduced in the second half last year were offset by the decline in sales of older Visa and Passport(Registered) monitors. As a consequence, sales of patient monitoring products were comparable to the first quarter last year.

         Sales of cardiac assist products increased modestly despite a continued highly competitive business climate. The Company reported excellent customer response to its two major new products, the Profile 8 Fr. balloon catheter and the System 98 balloon pump. Based on the highly favorable market response thus far, the Company expects increasing sales and margin contributions from these new products throughout fiscal 1999.

         Sales of VasoSeal(Registered) predominately in the U.S.
         rose 31% above the year-ago period to a record $8.2 million, reflecting strong sales momentum that the Company anticipates will continue throughout fiscal 1999. During the first quarter the Company completed a planned 50% expansion of its direct sales and clinical specialist organization in the U.S. to meet growing demand and increased competition. While increased spending for expansion in advance of sales will adversely affect earnings in the first half of fiscal 1999, the Company views the expansion as an essential investment to meet its objectives for VasoSeal in the dynamic arterial puncture closure market.

         Sales of vascular grafts in the first quarter of fiscal 1999 declined from the first quarter last year which included pipeline filling shipments of the InterGard(Registered) collagen coated grafts to the Company's distributors in the U.S. and Japan.

         There was no significant impact on sales due to foreign exchange in the first quarter compared to last year as European foreign exchange rates were essentially unchanged.

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage of 65.6% compared favorably to 64.3% for the corresponding period last year, with the improvement primarily attributable to cost reductions in the Patient Monitoring division and a favorable mix of sales, partially offset by lower selling prices for older balloon catheters and costs associated with the production start-up of the new Profile 8 Fr. balloon catheter.

     Research and Development (R&D)

         R&D expenses, as a percentage of sales, amounted to 14.1% in the first quarter of fiscal 1999 compared to 14.4% for the first quarter last year.

         Total R&D expenses were the same compared to the first quarter last year, as the Company continued to maintain its new product development investment in all businesses.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales, were 46.5% in the first quarter of fiscal 1999 compared to 45.1% for the corresponding period last year.

         SG&A expenses increased $1.4 million or 6% in the first quarter of fiscal 1999 compared to the corresponding period last year, as a result of the expansion of the U.S. and European VasoSeal marketing and selling organization and the addition of sales and marketing staff in Genisphere, partially offset by lower corporate expenses.

         There was no significant impact on expenses due to foreign exchange in the first quarter compared to last year.

     Interest Income and Expense

         The lower interest income was attributable to a reduction in the investment portfolio as $11.7 million was used for the Company's common stock repurchase program.

     Other Income and Expense

         The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at September 30, 1998 totaled $125 thousand, all of which were in European currencies, with maturities that do not exceed 12 months.

     Net Earnings

         Net earnings in the first quarter of fiscal 1999 were $2.68 million or $0.17 per diluted share compared to $2.67 million or $0.16 per diluted share for the first quarter last year. The slightly higher earnings per share resulted primarily because fewer common shares were outstanding as a result of the Company's common stock repurchase program.

Liquidity and Capital Resources

     Although working capital and current ratio declined during the first quarter of fiscal 1999, the Company maintained a strong financial position. Working capital was $106.5 million at September 30, 1998 compared to $117.9 million at June 30, 1998 and the current ratio was 4.0:1 compared to 4.2:1. The decreases were primarily attributable to using $11.7 million for the Company's common stock repurchase program.

     In the first quarter of fiscal 1999, cash was also used to purchase $2.2 million of plant and equipment.

     In May 1996 the Company announced a stock repurchase program of up to $20 million to buy shares of its common stock from time to time subject to market conditions and other relevant factors affecting the Company. During the first quarter of fiscal 1999, the Company completed the May 1996 repurchase program by purchasing $1.9 million of common stock remaining under this program. A second stock repurchase program for up to $20 million was approved by the board of directors on August 5, 1998 and through September 30, 1998 the Company purchased $9.8 million of stock under this second repurchase program.

     Management believes that the Company's financial resources are sufficient to meet its projected cash requirements including the expenditures expected under the stock repurchase program.

     The moderate rate of current U.S. inflation has not significantly affected the Company.

Year 2000

     Many currently installed computer systems, software products and manufactured products that utilize microprocessors are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000 issue." The Company is aware of the Year 2000 issue and during fiscal 1998 commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), to be substantially completed by the fall of 1999.

     As of October 30, 1998, the results of the assessment being conducted under the Y2K Program were as follows:

     Computer Information Systems (Company CIS) Most of the Company CIS was found to be Year 2000 compliant. Several minor software programs that are not currently compliant will be modified by December 31, 1998 by the software vendor or third party support vendor. As a contingency, if a vendor does not modify their noncompliant software program by December 31, 1998, then the Company intends to replace the noncompliant program by July 1, 1999.

     Products It was determined that all currently marketed patient monitor and intra-aortic balloon pump products are Year 2000 compliant or are not affected because the product does not contain a date field in the software. A small number of patient monitor products that are no longer manufactured are not Year 2000 compliant. In these cases, the Company has plans to offer an upgrade to any customer requiring Year 2000 compliance for their monitor.

     Third Parties The Company solicited statements of compliance from its key outside vendors, manufacturers and suppliers with respect to their CIS and products. Approximately 60% of these parties responded and informed the Company that they are currently compliant or plan to be compliant by December 31, 1999. In the event that any of these parties are unable to certify that they will be Year 2000 compliant by early 1999, the Company will be reviewing its alternatives with respect to other vendors, manufacturers or suppliers (as applicable). The Company solicited statements of compliance, from its key customers at the end of October 1998, with respect to their CIS. In the event that its key customers are unable to certify that they will be Year 2000 compliant by early 1999, the Company will be assessing the accounts receivable collection risk of such key customers.

     Costs The cost to modify the computer software programs used in the Company CIS is covered by existing service agreements with the software vendors. The assessments, testing and verification of all Company CIS and the Company's software and manufactured products was performed by existing staff. No significant outside resources were required. Despite the use of internal resources for the Y2K Program, there was no significant deferral of other Company CIS projects. The Company does not currently anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations.

     The Year 2000 issue presents far-reaching implications, some of which cannot be anticipated with any degree of certainty. Satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control, such as the availability of certain resources, third-party remediation plans and other factors. Based on the assessment that has been made under the Y2K Program, and other than as stated above, the Company has no other contingency plans in the event of any Year 2000 noncompliance and does not currently believe that any other contingency plans are necessary. In addition, management is not able to determine the effect of any Year 2000 noncompliance (including with respect to a "worst-case scenario") on the Company, and there can be no guarantee that any such noncompliance would not have an adverse effect on the Company's CIS, products, results of operations or financial condition.

Information Concerning Forward Looking Statements

     This Management's Discussion includes forward-looking statements that involve risks and uncertainties because of the possibility that market conditions may change, particularly as the result of competitive activity in the cardiac assist, vascular sealing device and other markets served by the Company, and because of the Company's dependence on its suppliers for certain patient monitoring products. Additional risks are the ability of the Company to successfully introduce and gain market acceptance for new products, continued demand for the Company's products generally, the rapid and significant changes that characterize the medical device and life science research industries and the ability to continue to respond to such technological changes, information provided to the Company by third parties concerning their year 2000 readiness and because the timing of regulatory approvals is uncertain, as well as other risks detailed from time to time in documents filed by Datascope with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosures About Market Risk

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

     As of September 30, 1998, the Company had $125 thousand of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                Sept 30,           June 30,
                                                                                  1998               1998
                                                                             ----------------     ----------------
Assets                                                                         (unaudited)                (a)
Current Assets:
  Cash and cash equivalents                                                  $         3,408      $         3,364
  Short-term investments                                                              32,289               46,314
  Accounts receivable, less allowance for doubtful
    accounts of $1,165 and $1,078                                                     50,111               55,248
  Inventories (Note 2)                                                                46,884               40,246
  Prepaid expenses and other current assets                                            9,809               10,036
                                                                             ----------------     ----------------
      Total Current Assets                                                           142,501              155,208

Property, Plant and Equipment, net of accumulated
  depreciation of $49,032 and $43,649                                                 53,789               50,946
Non-Current Marketable Securities                                                     33,241               34,371
Other Assets                                                                          13,874               12,523
                                                                             ----------------     ----------------
                                                                             $       243,405      $       253,048
                                                                             ================     ================
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                           $        11,258      $        14,378
  Accrued expenses                                                                    12,847               12,743
  Accrued compensation                                                                 9,756               10,190
  Taxes on income                                                                      2,178                    -
                                                                             ----------------     ----------------
      Total Current Liabilities                                                       36,039               37,311

Other Liabilities                                                                     13,401               14,255

Stockholders' Equity (Notes 3, 4 and 5):
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none                                              -                    -
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,406,177 and 16,394,387 shares                                        164                  164
  Additional paid-in capital                                                          47,160               47,041
  Treasury stock at cost, 1,363,791 and 793,400 shares                               (29,816)             (18,122)
  Retained earnings                                                                  180,190              177,509
  Accumulated other comprehensive income                                              (3,733)              (5,110)
                                                                             ----------------     ----------------
                                                                                     193,965              201,482
                                                                             ----------------     ----------------
                                                                             $       243,405      $       253,048
                                                                             ================     ================


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                          September 30,
                                                             -----------------------------------------
                                                                  1998                       1997
                                                             ----------------         ----------------
Net Sales                                                    $        55,700          $        54,300
                                                             ----------------         ----------------
Costs and Expenses:
  Cost of sales                                                       19,171                   19,396
  Research and development
    expenses                                                           7,834                    7,825
  Selling, general and
    administrative expenses                                           25,908                   24,499
                                                             ----------------         ----------------
                                                                      52,913                   51,720
                                                             ----------------         ----------------

Operating Earnings                                                     2,787                    2,580

Other (Income) Expense:
  Interest income                                                     (1,072)                  (1,289)
  Interest expense                                                         6                        5
  Other, net                                                             (32)                      (4)
                                                             ----------------         ----------------
                                                                      (1,098)                  (1,288)
                                                             ----------------         ----------------

Earnings Before Taxes on Income                                        3,885                    3,868

Taxes on Income                                                        1,204                    1,199
                                                             ----------------        ----------------

Net Earnings                                                 $         2,681         $          2,669
                                                             ================        ================


Earnings Per Share, Basic (Note 4)                           $          0.17         $           0.17
                                                             ================        ================
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Basic                                           15,417                   16,029
                                                             ================        ================

Earnings Per Share, Diluted (Note 4)                         $          0.17         $           0.16
                                                             ================        ================
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Diluted                                         15,860                   16,437
                                                             ================        ================



                 See notes to consolidated financial statements

                                      Datascope Corp. and Subsidiaries
                                   Statements of Consolidated Cash Flows
                                           (Dollars in thousands)
                                                (Unaudited)

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                        -------------------------------------
                                                                               1998                 1997
                                                                        ----------------     ----------------
Operating Activities:

     Net cash (used in) provided by operating activities                $        (1,436)     $         8,674
                                                                        ----------------     ----------------

Investing Activities:

     Capital expenditures                                                        (2,155)              (1,554)
     Purchases of marketable securities                                          (5,374)             (26,341)
     Maturities of marketable securities                                         20,530               21,237
                                                                        ----------------     ----------------
     Net cash provided by (used in) investing activities                         13,001               (6,658)
                                                                        ----------------     ----------------

Financing Activities:

     Net cash (used in) provided by financing activities                        (11,575)                 203
                                                                        ----------------     ----------------
     Effect of exchange rates on cash                                                54                 (442)
                                                                        ----------------     ----------------
Increase in cash and cash equivalents                                                44                1,777
Cash and cash equivalents, beginning of period                                    3,364                2,597
                                                                        ----------------     ----------------

Cash and cash equivalents, end of period                                $         3,408      $         4,374
                                                                        ================     ================

Supplemental Cash Flow Information
     Cash refunded during the period for:
       Income taxes                                                     $        (1,018)      $       (1,565)
                                                                        ----------------     ----------------

     Non-cash transactions:
       Net transfers of inventory to fixed assets
        for use as demonstration equipment                              $         2,706       $        1,146
                                                                        ----------------     ----------------



                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

The consolidated balance sheet as of September 30, 1998 and the statements of consolidated earnings and cash flows for the three month periods ended September 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the period ended September 30, 1998 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                                        (In thousands)
                                             --------------------------------
                                               Sept 30,           June 30,
                                                 1998               1998
                                             --------------      ------------
                       Materials              $    16,915         $    13,323
                       Work in Process              6,496               6,620
                       Finished Goods              23,473              20,303
                                             ------------        ------------
                                               $   46,884         $    40,246
                                             ============        ============

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the three months ended September 30, 1998 were as follows:

                                                                  (In thousands)
                                                                  --------------
                       Net income                                    $2,681
                       Foreign currency translation adjustments       1,377
                       Common stock and additional paid-in
                       capital effects of stock option activity         119
                       Purchases under stock repurchase plans       (11,694)
                                                                  ----------
                       Total decrease in stockholders' equity       ($7,517)
                                                                  ==========

                       Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.  Earnings Per Share

The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share", as required effective December 31, 1997. All prior earnings per share amounts presented have been restated to conform with this statement.

The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

---------------------------------     ---------------------------------------------------------------------------------
For Three Months Ended                         September 30, 1998                      September 30, 1997
---------------------------------     ---------------------------------------------------------------------------------
                                           Net                    Per Share         Net                       Per Share
Basic EPS                               Earnings       Shares      Amount         Earnings       Shares        Amount
---------                             ------------- -----------  ----------      ----------  ------------  ------------
Earnings available to
   common shareholders                   $2,681        15,417       $0.17          $2,669        16,029        $0.17

Diluted EPS
-----------
Options issued to employees                   -           443          -                -           408            -
                                      ------------- -----------  ----------      ----------  ------------  ------------

Earnings available to
   common shareholders
   plus assumed conversions              $2,681        15,860      $0.17           $2,669        16,437        $0.16
                                      ============= ===========  ==========      ==========  ============  ============




5.  Comprehensive Income

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement requires the disclosure of comprehensive income and its components, including net income, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, in an annual financial statement displayed with the same prominence as other annual financial statements. Interim reporting is required beginning with the first quarter after adoption of the new standard and prior periods must be restated.

The Company's comprehensive income for the three months ended September 30, 1998 and 1997 was as follows:

                                                      (In thousands)
                                                 --------------------------
                                                   1998            1997
                                                 ----------      ----------
          Net earnings                              $2,681          $2,669
          Foreign currency translation               1,377            (614)
                                                 ----------      ----------
          Total comprehensive income                $4,058          $2,055
                                                 ==========      ==========

The adoption of SFAS No. 130 had no effect on the Company's reported results of operations or financial position.

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6. Subsequent Event - Acquisition of Polyprobe, Inc. and Alpha-Probe, Inc.

On October 2, 1998, pursuant to merger agreements, the Company acquired 100% of the outstanding common stock of Polyprobe, Inc.
and Alpha-Probe, Inc. Polyprobe, Inc. developed the 3DNA technology and was funded by Datascope. The purchase price for the acquisition of these companies was approximately $3 million, paid through the issuance of the Company's common stock. Both acquisitions will be accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired will be allocated to goodwill.

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

                                       DATASCOPE CORP.
                                       Registrant

                                       By: /s/ Lawrence Saper
                                           -----------------------------------
                                           Lawrence Saper
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                       By: /s/ Murray Pitkowsky
                                           -----------------------------------
                                           Murray Pitkowsky
                                           Senior Vice President and
                                           Secretary
Dated:  November 11, 1998