Form 10-Q
period 1998-12-31
DATASCOPE CORP
filed 1999-02-16
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

             Commission File Number 0-6516

                     DATASCOPE CORP.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                        13-2529596
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

       14 Philips Parkway, Montvale, New Jersey  07645-9998
---------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100

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

         (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO
                                   ---         -----

Number of Shares of Company's Common Stock outstanding as of January 29, 1999:
15,176,196.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

      Second quarter and first six months of fiscal 1999 compared to the corresponding periods last year.

      Net Sales

         Net sales of $66.7 million in the second quarter and $122.4 million in the first six months of fiscal 1999 increased 6% and 5%, respectively.

         Sales of VasoSeal(R) increased 44% and 37% in the second quarter and first six months of fiscal 1999, respectively. VasoSeal's dynamic growth reflects increasing productivity of the recently expanded direct sales organization in the U.S., continued strong market growth, and expansion of the Company's international distributor network.

         The Company recently announced receipt of FDA approval to market VasoSeal(R) ES, its second generation arterial puncture sealing device, and is planning its U.S. market launch within the next several months. VasoSeal ES retains the proprietary, extravascular technology of the original VasoSeal but features a one-size-fits-all design that eliminates the need to measure skin-to-artery distance and the hospital's need to stock more than one size device. VasoSeal ES also becomes the first vascular sealing device to be approved for use on patients with peripheral vascular disease (PVD), a significant portion of the total patient population. The Company believes that its competitive position will further strengthen with the introduction of the VasoSeal ES product.

         Sales of new patient monitoring products, including the Expert(TM), Accutorr(R) and MRI monitors, rose sharply in the second quarter of fiscal 1999. Total sales were only slightly ahead of last year, however, because sales of Passport monitors in the second quarter last year included several large shipments that did not recur. In the first six months of fiscal 1999, sales growth of patient monitoring products was modest because the Company's supplier could not produce enough new anesthetic gas modules (AGM) to support the market launch of the new Expert. The outside supplier of the AGM corrected its production problem and the supply of AGMs caught up to market demand in the second quarter. The Company anticipates increased sales growth for patient monitoring products for the balance of the year.

         The Cardiac Assist Division strengthened its market leadership in the U.S. as a result of excellent customer response to its two major new products: the System 98 balloon pump and the Profile 8 Fr. balloon catheter. During the second quarter, U.S. sales increased 11%, the first double-digit quarterly increase since fiscal 1995. Higher sales in European direct selling markets were offset by lower pump sales to the Company's international distributors, thus worldwide cardiac assist sales increased modestly during the second quarter and first six months of fiscal 1999. The Company expects stronger gains in the second half of fiscal 1999.

         Sales of InterVascular, Inc. increased in the second quarter as a result of higher sales of the InterGard(R) collagen coated graft in Europe, including a new heparin- coated graft which received the CE mark in the first quarter. Sales of vascular grafts in the first six months of fiscal 1999 declined from the same period last year due to pipeline filling shipments of the InterGard collagen coated grafts to the Company's distributors in the U.S. and Japan in the first quarter of fiscal 1998. The Company plans to introduce a range of antimicrobial grafts in the second half of fiscal 1999, pending receipt of the CE mark, and expects increasing sales for the balance of the year.

         The weaker U.S. dollar compared to major European currencies increased total sales by approximately $300 thousand in the second quarter and first six months of fiscal 1999.

      Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 65.2% and 65.4% for the second quarter and first six months of fiscal 1999, respectively, compared to 64.2% and 64.3% for the corresponding periods last year with the improvement primarily attributable to a favorable mix of sales, higher selling prices for the VasoSeal device and cost reductions in the Patient Monitoring and Collagen Products divisions, and InterVascular, Inc. Partially offsetting the above were costs associated with the production start-up of the new Profile 8 Fr. balloon catheter.

      Research and Development (R&D)

         R&D expenses, as a percentage of sales, amounted to 11.1% and 12.5% in the second quarter and first six months of fiscal 1999, respectively, compared to 12.0% and 13.1% last year.

         R&D expenses of $15.3 million declined slightly (less than 2%) in both the second quarter and first six months as lower development expenses in the Cardiac Assist division were partially offset by increases in the Patient Monitoring and Collagen Products divisions. Cardiac Assist division R&D expenses were higher last year due to development of the Profile 8 Fr. catheter and the System 98 balloon pump, two major new products currently being sold worldwide.

      Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales, were 42.1% and 44.1% in the second quarter and first six months of fiscal 1999, respectively, compared to 41.1% and 43.0% in the corresponding periods last year.

         SG&A expenses increased $2.3 million or 9% in the second quarter and $3.7 million or 7% in the first six months as a result of the expansion of the U.S. and European VasoSeal direct selling organization, higher selling and marketing expenses in the Patient Monitoring and Cardiac Assist businesses due to new product introduction marketing programs and additional headcount as a result of filling open sales representative and clinical education positions. Partially offsetting the above increases were reduced corporate expenses.

         The weaker U.S. dollar compared to major European currencies increased SG&A expenses by approximately $200 thousand in the second quarter and first six months of fiscal 1999.

      Interest Income and Expense

         The lower interest income in the second quarter and first six months was attributable to a reduction in the investment portfolio as $11.5 million was used for the Company's common stock repurchase program.

      Other Income and Expense

         The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at December 31, 1998 totaled $1.9 million, all of which were in European currencies, with maturities that do not exceed 12 months.

      Net Earnings

         Net earnings in the second quarter of fiscal 1999 improved to $5.89 million or $0.38 per diluted share compared to $5.65 million, or $0.34 per diluted share. Net earnings for the first six months of fiscal 1999 were $8.57 million or $0.55 per diluted share compared to $8.32 million or $0.50 per diluted share for the first six months last year. The earnings increases resulted primarily from strong growth of U.S. VasoSeal sales and lower corporate expenses.

      Liquidity and Capital Resources

         Although working capital declined during the first six months of fiscal 1999, the Company maintained its strong financial position. Working capital was $112.6 million at December 31, 1998 compared to $117.9 million at June 30, 1998 and the current ratio was unchanged at 4.2:1. The decline in working capital was primarily attributable to using $11.5 million for the Company's common stock repurchase program.

         In the first six months cash was used to purchase $5.1 million of plant and equipment.

         In May 1996 the Company announced a stock repurchase program of up to $20 million to buy shares of its common stock from time to time subject to market conditions and other relevant factors affecting the Company. During the first quarter of fiscal 1999, the Company completed the May 1996 repurchase program by purchasing $1.9 million of common stock remaining under this program. A second stock repurchase program for up to $20 million was approved by the board of directors on August 5, 1998 and through December 31, 1998 the Company purchased $9.6 million of stock under this second repurchase program.

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

      As of January 31, 1999, the results of the assessment being conducted under the Y2K Program were as follows:

      Computer Information Systems (Company CIS). Most of the Company CIS was found to be Year 2000 compliant. Several minor software programs that were not compliant were modified by December 31, 1998 by the software vendor or third party support vendor. Testing will continue throughout fiscal 1999 to verify that software programs are year 2000 compliant.

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

      Third Parties. The Company solicited statements of compliance from its key outside vendors, manufacturers and suppliers with respect to their CIS and products. Approximately 63% of these parties responded and informed the Company that they are currently compliant or plan to be compliant by December 31, 1999. In the event that any of these parties are unable to certify that they will be Year 2000 compliant by early 1999, the Company will be reviewing its alternatives with respect to other vendors, manufacturers or suppliers (as applicable). The Company solicited statements of compliance, from its key customers at the end of October 1998, with respect to their CIS. In the event that its key customers are unable to certify that they will be Year 2000 compliant by early 1999, the Company will be assessing the accounts receivable collection risk of such key customers.

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

      As of December 31, 1998, the Company had $1.9 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                              Dec 31,          June 30,
                                                               1998             1998
                                                             ---------        ---------
Assets                                                       (unaudited)         (a)
Current Assets:
  Cash and cash equivalents                                  $   6,400        $   3,364
  Short-term investments                                        24,790           46,314
  Accounts receivable, less allowance for doubtful
    accounts of $1,237 and $1,078                               58,765           55,248
  Inventories (Note 2)                                          48,451           40,246
  Prepaid expenses and other current assets                      9,663           10,036
                                                             ---------        ---------
      Total Current Assets                                     148,069          155,208

Property, Plant and Equipment, net of accumulated
  depreciation of $50,911 and $46,780                           55,522           50,946
Non-Current Marketable Securities                               31,152           34,371
Other Assets                                                    17,268           12,523
                                                             ---------        ---------
                                                             $ 252,011        $ 253,048
                                                             =========        =========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                           $  12,450        $  14,378
  Accrued expenses                                              13,492           12,743
  Accrued compensation                                           7,132           10,190
  Taxes on income                                                2,433             --
                                                             ---------        ---------
      Total Current Liabilities                                 35,507           37,311

Other Liabilities                                               13,768           14,255
Stockholders' Equity (Notes 3, 4 and 5):
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none                     --               --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,549,787 and 16,394,387 shares                  165              164
  Additional paid-in capital                                    50,163           47,041
  Treasury stock at cost, 1,364,821 and 793,400 shares         (29,938)         (18,122)
  Retained earnings                                            186,076          177,509
  Accumulated other comprehensive income                        (3,730)          (5,110)
                                                             ---------        ---------
                                                               202,736          201,482
                                                             ---------        ---------
                                                             $ 252,011        $ 253,048
                                                             =========        =========


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                 Six Months Ended                Three Months Ended
                                                    December 31,                     December 31,
                                           --------------------------        --------------------------
                                             1998             1997              1998            1997
                                           ---------        ---------        ---------        ---------

Net Sales                                  $ 122,400        $ 117,000        $  66,700        $  62,700
                                           ---------        ---------        ---------        ---------
Costs and Expenses:
  Cost of sales                               42,402           41,814           23,231           22,418
  Research and development
    expenses                                  15,263           15,376            7,429            7,551
  Selling, general and
    administrative expenses                   54,010           50,269           28,102           25,770
                                           ---------        ---------        ---------        ---------
                                             111,675          107,459           58,762           55,739
                                           ---------        ---------        ---------        ---------
Operating Earnings                            10,725            9,541            7,938            6,961
Other (Income) Expense:
  Interest income                             (1,869)          (2,561)            (797)          (1,272)
  Interest expense                                20               13               14                8
  Other, net                                     158               37              190               41
                                           ---------        ---------        ---------        ---------
                                              (1,691)          (2,511)            (593)          (1,223)
                                           ---------        ---------        ---------        ---------
Earnings Before Taxes on Income               12,416           12,052            8,531            8,184
Taxes on Income                                3,849            3,736            2,645            2,537
                                           ---------        ---------        ---------        ---------
Net Earnings                               $   8,567        $   8,316        $   5,886        $   5,647
                                           =========        =========        =========        =========

Earnings Per Share, Basic (Note 4)         $    0.56        $    0.52        $    0.39        $    0.35
                                           =========        =========        =========        =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Basic                   15,296           16,005           15,174           15,978
                                           =========        =========        =========        =========

Earnings Per Share, Diluted (Note 4)       $    0.55        $    0.50        $    0.38        $    0.34
                                           =========        =========        =========        =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Diluted                 15,688           16,504           15,550           16,559
                                           =========        =========        =========        =========



                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                      December 31
                                                               ------------------------
                                                                 1998            1997
                                                               --------        --------
Operating Activities:

     Net cash (used in) provided by operating activities       $ (4,859)       $ 12,303
                                                               --------        --------

Investing Activities:
     Capital expenditures                                        (5,105)         (3,905)
     Purchases of marketable securities                         (13,624)        (46,789)
     Maturities of marketable securities                         38,367          40,760
     Acquisition of Polyprobe, Inc. and Alpha Probe, Inc.          (450)            --
                                                               --------        --------
     Net cash provided by (used in) investing activities         19,188          (9,934)
                                                               --------        --------

Financing Activities:

     Treasury shares acquired under repurchase programs         (11,531)         (3,835)
     Exercise of stock options and other                            138           1,104
                                                               --------        --------

     Net cash used in financing activities                      (11,393)         (2,731)
                                                               --------        --------

     Effect of exchange rates on cash                               100            (652)
                                                               --------        --------

Increase (decrease) in cash and cash equivalents                  3,036          (1,014)
Cash and cash equivalents, beginning of period                    3,364           2,597
                                                               --------        --------

Cash and cash equivalents, end of period                       $  6,400        $  1,583
                                                               ========        ========

Supplemental Cash Flow Information
     Cash paid during the period for:
        Income taxes                                           $  1,331        $  1,995
                                                               --------        --------

     Non-cash transactions:
        Net transfers of inventory to fixed assets
           for use as demonstration equipment                  $  4,183        $  3,248
                                                               --------        --------

        Issuance of common stock for acquisition
           of Polyprobe, Inc. and Alpha Probe, Inc.            $  2,700             --
                                                               --------        --------


                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

The consolidated balance sheet as of December 31, 1998, the statements of consolidated earnings for the three and six month periods ended December 31, 1998 and 1997 and the statements of cash flows for the six month periods ended December 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the period ended December 31, 1998 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                           (In thousands)
                              -----------------------------------------
                                  Dec 31,                  June 30,
                                   1998                     1998
                              ---------------          ---------------
         Materials              $      17,112           $       13,323
         Work in Process                6,129                    6,620
         Finished Goods                25,210                   20,303
                              ---------------          ---------------
                                $      48,451           $       40,246
                              ===============          ===============

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the six months ended December 31, 1998 were as follows:

                                                       (In thousands)
                                                       ---------------
       Net income                                       $        8,567
       Foreign currency translation adjustments                  1,380
       Common stock and additional paid-in
         capital effects of stock option activity                2,838
       Purchases under stock repurchase plans                  (11,531)
                                                       ---------------
       Total increase in stockholders' equity           $        1,254
                                                       ===============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.  Earnings Per Share

The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share", as required effective December 31, 1997. All prior earnings per share amounts presented have been restated to conform with this statement. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

----------------------------      -----------------------------------  ------------------------------------
For Three Months Ended                     December 31, 1998                   December 31, 1997
----------------------------      -----------------------------------  ------------------------------------
                                    Net                     Per Share    Net                      Per Share
Basic EPS                         Earnings     Shares        Amount    Earnings      Shares        Amount
---------                         --------     ------       ---------  --------      ------       ---------
Earnings available to
   common shareholders            $5,886       15,174       $   0.39    $5,647       15,978       $   0.35

Diluted EPS
Options issued to employees         --            376            --       --            581            --
                                  ------       ------       --------    ------       ------       --------

Earnings available to
   common shareholders
   plus assumed conversions       $5,886       15,550       $   0.38    $5,647       16,559       $   0.34
                                  ======       ======       ========    ======       ======       ========


----------------------------      ----------------------------------  ------------------------------------
For Six Months Ended                      December 31, 1998                    December 31, 1997
----------------------------      ----------------------------------  ------------------------------------
                                    Net                    Per Share     Net                     Per Share
Basic EPS                         Earnings     Shares        Amount    Earnings      Shares        Amount
---------                         --------     ------      ---------   --------      ------      ---------
Earnings available to
   common shareholders            $8,567       15,296       $   0.56    $8,316       16,005       $   0.52

Diluted EPS
Options issued to employees         --            392            --       --            499            --
                                  ------       ------       --------    ------       ------       --------

Earnings available to
   common shareholders
   plus assumed conversions       $8,567       15,688       $   0.55    $8,316       16,504       $   0.50
                                  ======       ======       ========    ======       ======       ========


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

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.  Comprehensive Income (continued)

The Company's comprehensive income for the three and six months ended December 31, 1998 and 1997 was as follows:

                                               (In thousands)
                                 -------------------------------------------
                                  Six Months Ended        Three Months Ended
                                 12/31/98  12/31/97      12/31/98   12/31/97
                                 --------  --------      --------   --------
Net earnings                      $8,567    $8,316        $5,886     $5,647
Foreign currency translation       1,380    (1,036)            3       (422)
                                ---------  --------      --------  ---------
Total comprehensive income        $9,947    $7,280        $5,889     $5,225
                                =========  ========      ========  =========

The adoption of SFAS No. 130 had no effect on the Company's reported results of operations or financial position.

6.  Acquisition of Polyprobe, Inc. and Alpha Probe, Inc.

On October 2, 1998, pursuant to merger agreements, the Company acquired 100% of the outstanding common stock of Polyprobe, Inc. and Alpha Probe, Inc. The purchase price for the acquisition of these companies was $3.2 million, paid through the issuance of 125,141 shares of the Company's common stock and cash of $450 thousand. Both acquisitions will be accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired, $3.1 million, has been allocated to goodwill and will be amortized over a period of 10 years.

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

                                 DATASCOPE CORP.
                                 Registrant

                                 By: /s/ Lawrence Saper
                                     ----------------------------------
                                     Lawrence Saper
                                     Chairman of the Board and
                                     Chief Executive Officer

                                 By: /s/ Leonard S. Goodman
                                     ----------------------------------
                                     Leonard S. Goodman
                                     Vice President and
                                     Chief Financial Officer

Dated:  February 12, 1999