Form 10-Q
period 1999-03-31
DATASCOPE CORP
filed 1999-05-17
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999
                            OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                          Commission File Number 0-6516

                                 DATASCOPE CORP.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Delaware                                          13-2529596
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

               14 Philips Parkway, Montvale, New Jersey 07645-9998
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

          (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
          (2)  has been subject to such filing requirements for the past 90
               days. YES  X      NO
                         ---        ---

Number of Shares of Company's Common Stock outstanding as of April 30, 1999:
15,217,353.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

     Third quarter and first nine months of fiscal 1999 compared to the corresponding periods last year.

     Net Sales

          Net sales of $70.5 million in the third quarter and $192.9 million in the first nine months of fiscal 1999 increased 17% and 9%, respectively.

          VasoSeal sales of $11.5 million in the third quarter were at a record level and increased 51% above last year's sales of $7.6 million and 20% over the sequential quarter sales of $9.6 million. For the first nine months of fiscal 1999, sales of VasoSeal increased 43% compared to the same period last year. The increases reflect continued strong growth of the arterial puncture sealing market, market share gain for the company's original VasoSeal(R) VHD (Vascular Hemostasis Device) product, a higher average selling price and increasing productivity of the expanded direct sales organization in the U.S. The company's second generation product, VasoSeal(R) ES, which recently received FDA approval is expected to complement the VasoSeal VHD product line after its planned market launch in the first quarter of fiscal 2000. In April 1999, Datascope commenced U.S. clinical trials of its third generation VasoSeal product.

          Patient Monitoring product sales were $24.0 million in the third quarter, an increase of 6% over last year's sales of $22.7 million. Higher domestic sales of the Visa Central Station Monitors and increased sales of new patient monitoring products, including the Expert,(TM) Accutorr(R) Plus, MR Monitor and Gas Module II were partially offset by a decline in sales of Passports, and as a result, U.S. sales increased by 3%. International sales increased 18%, benefitting from strengthened sales management in Europe, and increased sales of Passport and Accutorr Plus monitors in European and Latin American markets. In the first nine months of fiscal 1999, sales of patient monitoring products increased 2% because the Company's supplier could not produce enough new anesthetic gas modules (AGM) to support the market launch of the new Expert in the first quarter. The outside supplier of the AGM corrected its production problem and the supply of AGMs caught up to market demand in the second quarter.

          Sales of Cardiac Assist products were $29.0 million and $79.8 million, in the third quarter and first nine months of fiscal 1999, respectively, representing increases of 15% and 6% above the respective prior year periods. The sales growth reflects excellent customer response worldwide, to Datascope's two new cardiac assist products: the System 98 balloon pump and the Profile 8 Fr. intra-aortic balloon. For the second consecutive quarter the Cardiac Assist division continued to strengthen its leading U.S. market share position. International sales also increased due to new product sales to European direct selling markets and international distributors.

          Sales of InterVascular, Inc. increased 22% to $5.6 million in the third quarter and 4% to $14.1 million for the first nine months of fiscal 1999 reflecting higher sales of new products including the Heparin coated graft which received the CE mark in July 1998, and an improved woven graft which received FDA approval in February 1999.

          On April 13, 1999, Datascope announced receipt of the CE mark for the world's first antimicrobial vascular graft, the InterGard(R) Silver. The InterGard Silver graft is designed to prevent infection by using the broad spectrum, anti-infective properties of silver which is released from the surface of the graft to surrounding tissues following implantation. The InterGard Silver was launched at the European Vascular Congress meeting in Marseille, France in late March and is expected to begin shipping in April 1999.

          The weaker U.S. dollar compared to major European currencies increased total sales by approximately $200 thousand and $600 thousand in the third quarter and first nine months of fiscal 1999, respectively.

     Gross Profit (Net Sales Less Cost of Sales)

          The gross profit percentage was 64.9% for the third quarter of fiscal 1999 compared to 66.1% last year, with the reduction primarily attributable to a less favorable sales mix and lower selling prices for older patient monitoring products and the 9.5 Fr. balloon catheter. The gross profit percentage was 65.2% for the first nine months of fiscal 1999 compared to 64.9% with the slight improvement primarily attributable to higher selling prices for the VasoSeal VHD product and cost reductions in Patient Monitoring, Collagen Products and InterVascular, Inc.

     Research and Development (R&D)

          R&D expenses, as a percentage of sales, were 10.4% and 11.7% in the third quarter and first nine months of fiscal 1999, respectively, compared to 12.3% and 12.8% last year.

          R&D expenses of $7.4 million and $22.6 million in the third quarter and first nine months of fiscal 1999, respectively, declined slightly as lower development expenses in the Cardiac Assist and Patient Monitoring product lines were partially offset by increased development expenses in Collagen Products.

     Selling, General & Administrative Expenses (SG&A)

          SG&A expenses, as a percentage of sales, were 41.8% and 43.3% in the third quarter and first nine months of fiscal 1999, respectively, compared to 41.2% and 42.4% in the corresponding periods last year.

          SG&A expenses increased $4.6 million or 19% in the third quarter and $8.4 million or 11% in the first nine months as a result of the expansion of the U.S. VasoSeal direct selling organization, higher selling and marketing expenses in the Patient Monitoring and Cardiac Assist product lines to support new product introductions and headcount additions to fill open sales positions.

          The weaker U.S. dollar compared to major European currencies increased SG&A expenses by approximately $200 thousand and $500 thousand in the third quarter and first nine months of fiscal 1999, respectively.

     Restructuring Charges

          During the third quarter, Datascope recorded pre-tax restructuring charges of $864,000, or $0.04 per diluted share, related to company-wide cost reduction initiatives. The cost reductions announced during the third quarter represent employee severance and related termination expenses for approximately 40 employees or 4% of the company's domestic work force. The restructuring charges are expected to provide annual savings of approximately $2.5 million.

     Interest Income and Expense

          The lower interest income in the third quarter and first nine months of fiscal 1999 was attributable to a lower investment portfolio yield, a reduction in the investment portfolio resulting from the Company's common stock repurchase program ($11.5 million), increased inventory purchases to support new product introductions and increased capital additions, primarily for the purchase of land and construction in progress for a new Patient Monitoring facility in Mahwah, New Jersey.

     Other Income and Expense

          The Company enters into foreign exchange forward contracts to hedge a major portion of its foreign currency exposures, primarily related to certain receivables denominated in foreign currencies. The hedging has reduced the Company's exposure to fluctuations in foreign currencies. The net foreign exchange transaction gain or loss is reported in other income and expense. Foreign exchange forward contracts outstanding at March 31, 1999 totaled $3.0 million, all of which were in European currencies, with maturities that do not exceed 12 months.

     Genisphere

          In the third quarter, Datascope management redefined the business objectives and market entry strategy of the Genisphere business and its proprietary 3DNA(TM) technology. As a result, the funding in Genisphere will be reduced to approximately $1.0 million in fiscal 2000.

     Net Earnings

          Net earnings in the third quarter of fiscal 1999 were $6.0 million or $0.38 per diluted share after the $864 thousand pre-tax restructuring charge, compared to $6.2 million, or $0.38 per diluted share. Net earnings for the first nine months of fiscal 1999 were $14.5 million or $0.93 per diluted share after the $864 thousand pre-tax restructuring charge compared to $14.5 million or $0.88 per diluted share for the first nine months last year. The increase in earnings, excluding the restructuring charge, for the three and nine month periods resulted primarily from sales growth in all product lines partially offset by lower interest income and higher other expense.

Liquidity and Capital Resources

     Although working capital declined during the first nine months of fiscal 1999, the Company maintained its strong financial position. Working capital was $113.5 million at March 31, 1999 compared to $117.9 million at June 30, 1998 and the current ratio was 4.0:1 compared to 4.2:1. The decline in working capital and the current ratio was primarily attributable to using $11.5 million for the Company's common stock repurchase program and capital expenditures for the purchase of land and construction in progress for a new Patient Monitoring facility in Mahwah, New Jersey.

     In the first nine months cash was used to purchase $10.6 million of plant and equipment, including $5.2 million for the Mahwah facility.

     In May 1996 the Company announced a stock repurchase program of up to $20 million to buy shares of its common stock from time to time subject to market conditions and other relevant factors affecting the Company. During the first quarter of fiscal 1999, the Company completed the May 1996 repurchase program by purchasing $1.9 million of common stock remaining under this program. A second stock repurchase program for up to $20 million was approved by the board of directors on August 5, 1998 and through March 31, 1999 the Company purchased $9.6 million of stock under this second repurchase program.

     Management believes that the Company's financial resources are sufficient to meet its projected cash requirements including the expenditures expected under the stock repurchase program.

     The moderate rate of current U.S. inflation has not significantly affected the Company.

Year 2000

     Many currently installed computer systems, software products and manufactured products that utilize microprocessors are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000 issue." The Company is aware of the Year 2000 issue and during fiscal 1998 commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), to be substantially completed by the fall of 1999. As of March 31, 1999, the results of the assessment being conducted under the Y2K Program were as follows:

     Computer Information Systems (Company CIS). Most of the Company CIS was found to be Year 2000 compliant. Several minor software programs that were not compliant were modified by December 31, 1998 by the software vendor or third party support vendor. Testing will continue throughout fiscal 1999 to verify that software programs are year 2000 compliant.

     Products. It was determined that all currently marketed patient monitor and intra-aortic balloon pump products are Year 2000 compliant or are not affected because the product does not contain a date field in the software. A small number of patient monitor products that are no longer manufactured are not Year 2000 compliant. In these cases, the Company will offer an upgrade to any customer requiring Year 2000 compliance for their monitor, to be paid for by the customer.

     Third Parties. The Company solicited statements of compliance from its key outside vendors, manufacturers and suppliers with respect to their CIS and products. Approximately 63% of these parties responded and informed the Company that they are currently compliant or plan to be compliant by December 31, 1999. In the event that any of these parties are unable to certify that they will be Year 2000 compliant by early 1999, the Company will be reviewing its alternatives with respect to other vendors, manufacturers or suppliers (as applicable). At the end of October 1998, the Company solicited statements of compliance, from its key customers with respect to their CIS. As of April 30, 1999, approximately 31% have responded and informed the Company that they are currently compliant or have plans to be compliant by December 31, 1999. In the event that its key customers are unable to certify that they will be Year 2000 compliant by mid 1999, the Company will be assessing the accounts receivable collection risk of such key customers. Throughout the remainder of 1999 the Company will continue its efforts to monitor the progress and obtain and evaluate responses of its key vendors, suppliers, manufacturers and customers.

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

Information Concerning Forward Looking Statements

     This Management's Discussion includes forward-looking statements that involve risks and uncertainties because of the possibility that market conditions may change, particularly as the result of competitive activity in the cardiac assist, vascular sealing device and other markets served by the Company, and because of the Company's dependence on its suppliers for certain patient monitoring and Collagen Products division products. Additional risks are the ability of the Company to successfully introduce and gain market acceptance for new products, continued demand for the Company's products generally, the rapid and significant changes that characterize the medical device and life science research industries and the ability to continue to respond to such technological changes, information provided to the Company by third parties concerning their year 2000 readiness and because the timing of regulatory approvals is uncertain, as well as other risks detailed from time to time in documents filed by Datascope with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosures About Market Risk

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency forward exchange contracts to hedge foreign currency transactions (which are primarily related to certain receivables denominated in foreign currencies) on a continuing basis for periods consistent with its committed foreign currency exposures. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. A portion of the net foreign exchange transaction gain or loss is reported in cost of sales and the balance in other income and expense.

     As of March 31, 1999, the Company had $3.0 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)



                                                             Mar 31,         June 30,
                                                              1999            1998
                                                            ---------       ---------
Assets                                                      (unaudited)         (a)
Current Assets:
  Cash and cash equivalents                                 $   3,975       $   3,364
  Short-term investments                                       23,601          46,314
  Accounts receivable, less allowance for doubtful
    accounts of $1,110 and $1,078                              65,110          55,248
  Inventories (Note 2)                                         49,782          40,246
  Prepaid expenses and other current assets                     9,154          10,036
                                                            ---------       ---------
      Total Current Assets                                    151,622         155,208

Property, Plant and Equipment, net of accumulated
  depreciation of $51,536 and $46,780                          59,921          50,946
Non-Current Marketable Securities                              29,065          34,371
Other Assets                                                   18,290          12,523
                                                            ---------       ---------
                                                            $ 258,898       $ 253,048
                                                            =========       =========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                          $  11,890       $  14,378
  Accrued expenses                                             15,536          12,743
  Accrued compensation                                          9,357          10,190
  Taxes on income                                               1,302            --
                                                            ---------       ---------
      Total Current Liabilities                                38,085          37,311

Other Liabilities                                              13,621          14,255

Stockholders' Equity (Notes 3, 4 and 5):
  Preferred stock, par value $1.00 per share:
    Authorized 5,000,000 shares; Issued, none                    --              --
  Common stock, par value $.01 per share:
    Authorized, 45,000,000 shares; Issued and
    outstanding, 16,623,617 and 16,394,387 shares                 166             164
  Additional paid-in capital                                   51,265          47,041
  Treasury stock at cost, 1,414,128 and 793,400 shares        (31,015)        (18,122)
  Retained earnings                                           192,042         177,509
  Accumulated other comprehensive income                       (5,266)         (5,110)
                                                            ---------       ---------
                                                              207,192         201,482
                                                            ---------       ---------
                                                            $ 258,898       $ 253,048
                                                            =========       =========



                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                              Nine Months Ended              Three Months Ended
                                                   March 31,                      March 31,
                                          ---------------------------------------------------------
                                            1999            1998            1999            1998
                                          ---------       ---------       ---------       ---------
Net Sales                                 $ 192,900       $ 177,300       $  70,500       $  60,300
                                          ---------       ---------       ---------       ---------
Costs and Expenses:
  Cost of sales                              67,138          62,272          24,736          20,458
  Research and development
    expenses                                 22,618          22,775           7,355           7,399
  Selling, general and
    administrative expenses                  83,501          75,120          29,491          24,851
  Restructuring charges (Note 7)                864            --               864            --
                                          ---------       ---------       ---------       ---------
                                            174,121         160,167          62,446          52,708
                                          ---------       ---------       ---------       ---------
Operating Earnings                           18,779          17,133           8,054           7,592
Other (Income) Expense:
  Interest income                            (2,602)         (3,796)           (733)         (1,235)
  Interest expense                               27              18               7               5
  Other, net                                    535             120             377              83
                                          ---------       ---------       ---------       ---------
                                             (2,040)         (3,658)           (349)         (1,147)
                                          ---------       ---------       ---------       ---------
Earnings Before Taxes on Income              20,819          20,791           8,403           8,739
Taxes on Income                               6,286           6,270           2,437           2,534
                                          ---------       ---------       ---------       ---------
Net Earnings                              $  14,533       $  14,521       $   5,966       $   6,205
                                          =========       =========       =========       =========

Earnings Per Share, Basic (Note 4)        $    0.95       $    0.91       $    0.39       $    0.39
                                          =========       =========       =========       =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Basic                  15,254          15,924          15,181          15,762
                                          =========       =========       =========       =========

Earnings Per Share, Diluted (Note 4)      $    0.93       $    0.88       $    0.38       $    0.38
                                          =========       =========       =========       =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Diluted                15,684          16,445          15,662          16,323
                                          =========       =========       =========       =========



                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                               Nine Months Ended
                                                                   March 31,
                                                            -----------------------
                                                              1999           1998
                                                            --------       --------
Operating Activities:

   Net cash (used in) provided by operating activities      $ (5,156)      $ 17,789
                                                            --------       --------

Investing Activities:
   Capital expenditures                                      (10,580)        (5,322)
   Purchases of marketable securities                        (23,856)       (61,416)
   Maturities of marketable securities                        51,875         63,640
   Acquisition of Polyprobe, Inc. and Alpha Probe Inc.          (450)          --
                                                            --------       --------
   Net cash provided by (used in) investing activities        16,989         (3,098)
                                                            --------       --------

Financing Activities:

   Treasury shares acquired under repurchase programs        (11,531)       (13,971)
   Exercise of stock options and other                           164          1,433
                                                            --------       --------
   Net cash used in financing activities                     (11,367)       (12,538)
                                                            --------       --------

   Effect of exchange rates on cash                              145           (899)
                                                            --------       --------

Increase (decrease) in cash and cash equivalents                 611          1,254
Cash and cash equivalents, beginning of period                 3,364          2,597
                                                            --------       --------

Cash and cash equivalents, end of period                    $  3,975       $  3,851
                                                            ========       ========

Supplemental Cash Flow Information
   Cash paid during the period for:
      Income taxes                                          $  4,899       $  3,263
                                                            --------       --------

   Non-cash transactions:
      Net transfers of inventory to fixed assets
         for use as demonstration equipment                 $  6,131       $  4,974
                                                            --------       --------

      Issuance of common stock for acquisition
         of Polyprobe, Inc. and Alpha Probe, Inc.              2,700       $   --
                                                            --------       --------


                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

The consolidated balance sheet as of March 31, 1999, the statements of consolidated earnings for the three and nine month periods ended March 31, 1999 and 1998 and the statements of cash flows for the nine month periods ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of a full year's operations.

The presentation of certain prior year information has been reclassified to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                       (In thousands)
                          -----------------------------------------
                              Mar 31,                   June 30,
                               1999                      1998
                          ----------------         ----------------
     Materials              $      17,930           $       13,323
     Work in Process                6,693                    6,620
     Finished Goods                25,159                   20,303
                          ----------------         ----------------
                            $      49,782           $       40,246
                          ================         ================

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the nine months ended March 31, 1999 were as follows:

                                                               (In thousands)
                                                               ---------------
      Net income                                               $       14,533
      Foreign currency translation adjustments                           (156)
      Common stock and additional paid-in
        capital effects of stock option activity                        2,864
      Purchases under stock repurchase plans                          (11,531)
                                                               ---------------
      Total increase in stockholders' equity                   $        5,710
                                                               ===============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", the Company discloses both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

---------------------------     -------------------------------        --------------------------------
For Three Months Ended                  March 31, 1999                          March 31, 1998
---------------------------     -------------------------------        --------------------------------
                                  Net                 Per Share         Net                   Per Share
Basic EPS                      Earnings    Shares      Amount          Earnings    Shares      Amount
---------                       ------     ------     --------          ------     ------     --------
Earnings available to
   common shareholders          $5,966     15,181     $   0.39          $6,205     15,762     $   0.39

Diluted EPS
-----------
Options issued to employees       --          481      --                 --          561      --
                                ------     ------     --------          ------     ------     --------

Earnings available to
   common shareholders
   plus assumed conversions     $5,966     15,662     $   0.38          $6,205     16,323     $   0.38
                                ======     ======     ========          ======     ======     ========


---------------------------     -------------------------------        --------------------------------
For Nine Months Ended                   March 31, 1999                          March 31, 1998
---------------------------     -------------------------------        --------------------------------
                                  Net                 Per Share         Net                   Per Share
Basic EPS                      Earnings    Shares      Amount          Earnings    Shares      Amount
---------                       ------     ------     --------          ------     ------     --------
Earnings available to
   common shareholders          $14,533    15,254     $   0.95          $14,521    15,924     $   0.91

Diluted EPS
-----------
Options issued to employees       --          430      --                 --          521      --
                                ------     ------     --------          ------     ------     --------

Earnings available to
   common shareholders
   plus assumed conversions     $14,533    15,684     $   0.93          $14,521    16,445     $   0.88
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

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.  Comprehensive Income (continued)

The Company's comprehensive income for the three and nine months ended March 31, 1999 and 1998 was as follows:

                                              (In thousands)
                                 -----------------------------------------
                                 Nine Months Ended       Three Months Ended
                                 3/31/99   3/31/98       3/31/99   3/31/98
                                 -------   -------       -------   -------
 Net earnings                    $14,533   $14,521       $ 5,966   $ 6,205
 Foreign currency translation       (156)   (1,656)       (1,536)     (620)
                                 -------   -------       -------   -------
 Total comprehensive income      $14,377   $12,865       $ 4,430   $ 5,585
                                 =======   =======       =======   =======

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

7.  Restructuring Charges

During the third quarter of fiscal 1999, the Company recorded pre-tax restructuring charges of $864 thousand, or $0.04 per diluted share, related to company-wide cost reduction initiatives. The cost reductions announced during the third quarter represent employee severance and related termination expenses for approximately 40 employees or 4% of the Company's domestic work force.

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

                                            DATASCOPE CORP.
                                            Registrant

                                            By: /s/ Lawrence Saper
                                                --------------------------------
                                                Lawrence Saper
                                                Chairman of the Board and
                                                Chief Executive Officer

                                            By: /s/ Leonard S. Goodman
                                                --------------------------------
                                                Leonard S. Goodman
                                                Vice President and
                                                Chief Financial Officer
Dated: May 14,1999