Form 10-K405
period 1999-06-30
DATASCOPE CORP
filed 1999-09-28
CIK 27096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

        /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                              Yes /x/       No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /x/.

     The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of September 15, 1999 was approximately
$382 million. As of September 15, 1999, there were 14,954,227 outstanding shares of the registrant's common stock.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 1999 pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated by reference in
Items 10 through 13 of Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                       PART I

Item 1.    Business.......................................................................................     1
Item 2.    Properties.....................................................................................    12
Item 3.    Legal Proceedings..............................................................................    12
Item 4.    Submission of Matters to a Vote of Security Holders............................................    13
Item 4A.   Executive Officers of the Company..............................................................    14

                                                       PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................    15
Item 6.    Selected Financial Data........................................................................    15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................................    17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................    24
Item 8.    Financial Statements and Supplementary Data....................................................    24
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...................................................................................    24

                                                      PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................    24
Item 11.   Executive Compensation.........................................................................    24
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................    24
Item 13.   Certain Relationships and Related Transactions.................................................    24

                                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    25

                                     PART I

     This Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K and include statements regarding our intent, belief or current expectations that relate to, among other things, trends affecting our financial condition or results of operations and our business and strategies. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Forward-looking statements speak only as of the date the statement is made. Readers are cautioned that these forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including competitive factors, changes in government regulation, our ability to introduce new products and information provided to us by third parties regarding their "Year 2000" compliance. The accompanying information contained in this Report on Form 10-K, including, without limitation, the information set forth below under Item 1 regarding the description of our business and under Item 7 concerning "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies additional important factors that could cause these differences. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in this Report on Form 10-K will not be realized. All subsequent written and oral forward-looking statements attributable to us or persons acting for or on our behalf are expressly qualified in their entirety by this section.

ITEM 1. BUSINESS.

SUMMARY

     Datascope Corp. is a diversified medical device company that manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. Our products are distributed worldwide by direct sales employees and independent distributors. Originally organized as a New York corporation in 1964, we reincorporated in Delaware in 1989.

     Below is a summary of our four major product lines:

     o CARDIAC ASSIST. We are the pioneer in intra-aortic balloon pump and catheter technology. The intra-aortic balloon system that we manufacture is used principally to treat cardiac shock, acute heart failure, irregular heart-rhythms, and in open-heart surgery, pre-operative coronary artery bypass grafting and coronary angioplasty. We believe that our cardiac assist products are complemented by our VasoSeal wound closure line of collagen products.

     o PATIENT MONITORING. We manufacture and market a broad line of physiological monitors designed to provide for patient safety and management of patient care. Our monitors are capable of continuous and simultaneous measurement of many different vital signs. These monitors are used in operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms and magnetic resonance imaging, or MRI units.

     o COLLAGEN PRODUCTS. Our Collagen Products have revolutionized the technology that is used to seal arterial puncture wounds to stop bleeding after catheterization procedures. We manufacture and sell the VasoSeal(Registered) line of extravascular hemostasis devices, which was the first vascular sealing device to be approved in the United States. The VasoSeal devices provide for reduced time to hemostasis of the arterial puncture wound, reduced time to ambulation, cost savings and increased patient satisfaction. In addition, Collagen Products manufactures surgical hemostatic agents used to stop bleeding during surgery.

     o VASCULAR GRAFTS. Our InterVascular subsidiary markets and sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace diseased arteries.

     The following table sets forth the relative contribution of our four major product lines to total sales for the last three years:

                                                                      FISCAL YEAR ENDED JUNE
                                                                               30,
                                                                     ------------------------
                                                                     1999      1998      1997
                                                                     ----      ----      ----
Cardiac Assist....................................................    41%       42%       46%
Patient Monitoring................................................    35%       38%       39%
Collagen Products.................................................    16%       12%        8%
Vascular Grafts...................................................     8%        8%        7%

GLOSSARY: WE HAVE PREPARED THIS SHORT GLOSSARY TO HELP YOU UNDERSTAND OUR PRODUCT LINES BETTER.

ANGIOGRAM is a series of X-ray visualizations of the heart and blood vessels. A radiopaque substance, that is, a material that does not allow the passage of X rays through it, is injected into a vein or artery, and X-ray pictures are then taken in rapid succession. The series of pictures produced reveals the size and shape of veins or arteries in organs and tissues. An angiogram is used as a diagnostic tool with certain diseases; arteriosclerosis being an example.

ANGIOPLASTY is surgical reconstruction of blood vessels, usually damaged by atherosclerosis. If the arteries in question are in the heart, a coronary bypass operation is often recommended. However, the nonsurgical method of balloon angioplasty is often employed, especially when only one vessel is blocked.

ARTERIOSCLEROSIS, often called "hardening of the arteries," is an arterial disorder characterized by a progressive thickening and hardening of the walls of the arteries. This causes a decrease in or loss of blood circulation. The most common form of arteriosclerosis is atherosclerosis, which is characterized by the deposition of fatty substances in large and medium-sized arteries, such as the arteries that lead to the heart and brain. Atherosclerosis and its complications are a major cause of death in the United States. Heart and brain disease are often the direct result of this accumulation of fatty substances that impair the arteries' ability to nourish vital body organs.

BALLOON ANGIOPLASTY is a nonsurgical method of clearing coronary and other arteries, blocked by atherosclerotic plaque, fibrous and fatty deposits on the walls of arteries. A catheter with a balloon-like tip is threaded up from the arm or groin through the artery until it reaches the blocked area. The balloon is then inflated, flattening the plaque and increasing the diameter of the blood vessel opening. The arterial passage is thus widened.

HEMOSTASIS is the stopping of bleeding, either by physiological properties of coagulation and vasoconstriction or by surgical or mechanical means.

Below is a more detailed description of our product lines:

     CARDIAC ASSIST. We are the pioneer in intra-aortic balloon pumping, or cardiac assist systems. Cardiac assist systems are used in the treatment of cardiac shock, acute heart failure, irregular heart rhythms, and in open-heart surgery to stabilize the patient before and after an operation, coronary artery bypass grafting and coronary angioplasty. As part of our cardiac assist system, we produce a line of disposable intra-aortic balloon catheters. The balloon catheter serves as the pumping device within the patient's aorta. We introduced the first balloon catheter capable of insertion by puncturing the skin. This innovation eliminated the need for surgical insertion. As a result, the market for cardiac assist products expanded from open-heart surgery to the interventional cardiology market. We continue to advance our cardiac assist technology and to introduce new products.

     Intra-aortic balloon therapy is used to stabilize heart function in instances of cardiac shock, before and after open-heart surgery and angioplasty and in the management of acute heart failure. Balloon therapy increases the heart's output and the supply of oxygen-rich blood to the heart, while reducing the heart muscle's workload and its oxygen demand. Balloon therapy plays an important role in supporting coronary artery bypass grafting and acute angioplasty intervention, especially in the high-risk patient. It is also used to relieve refractory unstable angina and to correct certain instances of medically resistant irregular heart rhythms.

INTRA-AORTIC BALLOON PUMPS We manufacture and market the following intra-aortic balloon pumps:

       PRODUCT                            FEATURES                              SIGNIFICANT DEVELOPMENTS
----------------------  --------------------------------------------  --------------------------------------------
System 98               o Most advanced intra-aortic balloon pump on  o Distribution began in 1998 in the United
                          the market                                    States and European Union
                        o Faster pneumatics                           o Approval to distribute in Japan received
                        o Larger display                                in March 1999
                        o Better automation
                        o Features make balloon pumping therapy
                          simpler to administer and faster to
                          initiate
System 97               o Compact design takes up less floor space    o Worldwide distribution began in 1994
"Small                    than competing systems
Wonder"(Trademark)      o Designed for use at bedside or in
                          transport
                        o Built-in modem allows doctors to make
                          remote diagnosis
System 97e              o Uses CardioSync Software, which assists as  o Introduced in 1997 at the European Society
                          many heartbeats as possible in the            of Cardiology Conference
                          presence of complex heart rhythms           o Distribution began in 1998 worldwide
                        o Beat-to-beat support can be optimized with
                          minimal user intervention
                        o Built-in modem
                        o Contains diagnostic software, which
                          enables us to service the unit by modem
System 96               o Incorporates many of the advanced features  o Introduced in 1996 at the European Society
                          seen in earlier balloon pumps                 of Cardiology Conference
                        o Provides the performance and flexibility    o Distribution began in 1996 outside the
                          hospitals expect in a variety of clinical     United States
                          situations
                        o Simple and cost-effective

INTRA-AORTIC BALLOON CATHETERS

     We manufacture a broad line of disposable intra-aortic balloon catheters for use with intra-aortic balloon pumps.

     Our Profile 8 Fr. intra-aortic balloon catheter, based on a co-lumen, rather than co-axial design is the first catheter to allow the interventional cardiologist to move from a coronary angioplasty/stent intervention to balloon pumping using an 8 Fr. sheath. Prior to introduction of the Profile 8 Fr., there was not an intra-aortic balloon catheter available that was small enough to fit through a standard 8 Fr. (2.64 mm) sheath used for the angioplasty/stent procedure. Use of the Profile 8 Fr. is expected to reduce possible vascular complications, and to make balloon insertion easier and more convenient.

     The Profile 8 Fr. is the first true 8 Fr. intra-aortic balloon catheter, because the folded balloon membrane diameter is the same as the diameter of the catheter itself. As a result, the Profile 8 Fr. reduces the risk of potential bleeding complications after insertion. The Profile 8 Fr. can also be inserted without a sheath. Sheathless insertion reduces the cross sectional area occupied by the catheter in the artery. This reduction results in less obstruction to blood flow around the outside of the catheter and a potential reduction in ischemic complications.

     The Profile 8 Fr. was:

     o Introduced in European Union in January 1998
     o Approved by the FDA in May 1998
     o Introduced in the United States in July 1998
     o Approved by Japanese authorities in March 1999

     In addition we manufacture a complete line of intra-aortic balloon catheters to accommodate balloon pumping in both the adult and pediatric population. Catheters available for use in the pediatric patient include the 2.5cc, 5cc, 7cc, 12cc and 20cc volumes. Our 9.5 Fr. intra-aortic balloon catheters are available in 25cc, 34cc and 40cc volumes. A 50cc volume is also available for patients who are taller than 6 feet.

     Clinical Support. We provide the following clinical and educational services to our customers:

     o 24 hour clinical support via modem
     o On-site training and education for all personnel involved with patient care
     o Comprehensive educational materials for hospital staff, patient and family
     o Consultative services to help hospitals maximize the goals of IABP therapy within the hospital network
     o A comprehensive registry database to assist hospitals in tracking outcomes of the patient receiving IABP therapy

     Markets, Sales and Competition. Our cardiac assist products are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and to community hospitals with cardiac catheterization laboratories. More recently, our cardiac assist products have been sold, to a growing degree, to a broader range of hospitals, where intra-aortic balloon pumping is used for temporary support to the patient's heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open heart surgery, can be conducted. Our main competitor for cardiac assist products is Arrow International Inc.

     PATIENT MONITORING. We manufacture and market a broad line of physiological monitors designed to provide for patient safety and management of patient care. Our monitors are capable of continuous and simultaneous measurement of many different vital signs. Our monitors are used in operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms and MRI, or magnetic resonance imaging units.

     Our line of patient monitors and their significant features are as follows:

     PASSPORT(REGISTERED) 5L EL

     o Portable/Bedside capability with electroluminescent display.
     o Battery-powered
     o Offers features of a traditional bedside monitor, such as electrocardiograms, or ECGs, non-invasive and invasive blood pressure, temperature, respiration and pulse oximetry, or blood oxygen saturation and CO2.
     o Clinical/hospital information system interface capability
     o Telemetry or hardwire communications to our VISA(Trademark) central station

     PASSPORT(REGISTERED) XG

     o Same as PASSPORT(Registered) 5L EL, except has a larger and brighter display than many competing portable monitors
     o Offers Masimo SET(Registered) advanced pulse oximetry for motion tolerance
     o Offers mainstream and sidestream CO2

     o Optional complete gas analysis via Gas Module II for operating rooms and out-patient applications

     PASSPORT(REGISTERED) XG-CD

     o Same as PASSPORT(Registered) XG, but offers a color display

     VISA(TRADEMARK)

     o Central Station Monitoring system
     o Displays up to eight patients on a single monitor
     o Can support both instrument and ambulatory patient telemetry
     o Compatible with our EXPERT(Trademark) and PASSPORT(Registered) monitors
     o Equipment may communicate via hardwire or instrument telemetry
     o Patient information may be exported to hospital/clinical information systems
     o Scaleable software options tailor the system to customer requirements

     VISA(TRADEMARK) II

     o Central Station Monitoring system
     o Displays up to eight patients on a single monitor
     o Can support both instrument and ambulatory patient telemetry
     o Compatible with our EXPERT(Trademark) and PASSPORT(Registered) monitors
     o Network communications allows for inter-department transfers
     o Optional Remote View Stations allow access to any patient on the VISA(Trademark) II network
     o Optional Paging interface alerts caregivers to alarm conditions
     o Optional Vital Access provides modem access of patient information
     o Patient information may be exported to hospital/clinical information systems
     o Scaleable software options tailor the system to customer requirements

     ACCUTORR(REGISTERED) PLUS

     o First non-invasive blood pressure monitor with an integrated patient database that automatically records up to 100 patient measurements
     o Also measures pulse oximetry, or blood oxygen saturation, and temperature
     o Optional recorder module

     EXPERT(TRADEMARK)

     o High-end, modular patient monitor
     o Compatible with our VISA central monitoring stations, in either hard wire or telemetry mode
     o Compatible with our Gas Module II gas measurement subsystem
     o Integrated patient monitoring system combines modular design with advanced monitoring features needed in operating rooms, advanced emergency departments, intensive care and critical care units

     MR MONITOR

     o MRI equipment creates powerful magnetic fields that provide an unsafe environment for ordinary patient monitors

     o Our MR monitor effectively measures vital signs of patients undergoing MRI procedures by incorporating state-of-the-art fiberoptic technology which is not affected by powerful magnetic fields

     GAS MODULE II

     o Anesthetic gas measurement subsystem
     o Monitors CO2, oxygen, nitrous oxide and all 5 inhalated anesthetic gases
     o Interfaces with the controls and displays of the PASSPORT(Registered) XG monitor, for use in the growing out-patient surgery market
     o Interfaces with the controls and displays of the EXPERT(Trademark) monitor, for use in main hospital operating rooms

     We manufacture and market the following sensor systems, which are designed to be used with our patient monitors:

     FLEXISENSOR(REGISTERED) PULSE OXIMETRY SENSORS AND SENSOR GUARD(REGISTERED) BANDAGES

     o Proprietary sensor system for measuring pulse oximetry, or blood oxygen saturation
     o Compatible with PASSPORT(Registered), PASSPORT(Registered) XG, and Accutorr(Registered) Plus
     o Unique semi-disposable sensors offer low cost option for pulse oximetry

     SIGNIFICANT DEVELOPMENTS

     In the past four years, we have expanded our patient monitoring product line:

     o Introduced Accutorr(Registered) Plus in international markets in fiscal 1996 and the U.S. market in fiscal 1998.
     o Began U.S. shipments of the EXPERT(Trademark) in fiscal 1998.
     o Received FDA 510(k) clearance of our MR monitor in 1997 and began U.S. shipments in 1998.
     o Began U.S. shipments of the Gas Module II in 1998.
     o Added Masimo SET(Registered) SPO2 technology to the PASSPORT(Registered) XG product line in 1998.

     Markets, Sales and Competition. Our patient monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms and MRI units. The EXPERT(Trademark) monitor has allowed us to compete in the estimated $350 million United States market for high-end patient monitoring systems and will enable primary care hospitals to utilize our patient monitoring products for most of their needs. In addition, we estimate that the U.S. market for MRI monitors is $30 million annually.

     A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our patient monitoring products. Our major competitors are Hewlett Packard, General Electric/Marquette, Spacelabs and Datex.

     COLLAGEN PRODUCTS. Our Collagen Products have revolutionized the technology that is used to seal arterial punctures to stop bleeding after catheterization procedures, such as balloon angioplasty, stenting and diagnostic angiography.

     We manufacture and market two main product lines: the VasoSeal VHD(Registered) and the VasoSeal ES(Registered); both vascular hemostasis devices, which can rapidly seal arterial punctures after procedures requiring catheterization. We also manufacture surgical hemostatic agents that are used to stop bleeding during surgery.

VASOSEAL VHD AND VASOSEAL ES (VASCULAR HEMOSTASIS DEVICES)

     We manufacture and market the VasoSeal VHD extravascular sealing device, which was the first device of its kind to be approved in the United States, and a second generation sealing device, known as VasoSeal ES (Extravascular Security). Our VasoSeal products are currently a leading choice among the extravascular arterial puncture sealing devices available today. Prior to the introduction of VasoSeal VHD in 1995, the only way to stop bleeding to seal arterial puncture wounds after catheterization procedures was to supplement the body's natural process of blood clot formation through the use of manual compression or mechanical means such as a "C" clamp. The concept behind the VasoSeal device is simple and it does not involve prolonged compression. A soft collagen plug is placed between the puncture in the artery and the puncture wound in the skin. Sealing is accomplished on the outside of the artery. No foreign objects remain inside of the artery. In addition, the use of our VasoSeal products permits immediate removal of the sheath used in certain (coronary and radiology) procedures, rather than leaving the sheath in place for prolonged periods of time.

     The VasoSeal ES device, introduced in the European Union in 1998 and the United States in 1999, retains the proprietary, extravascular technology of our original VasoSeal device. However, the VasoSeal ES device features a "one-size-fits-all" design that eliminates the need to measure skin-to-artery distance and the hospital's need to stock multiple sizes of the device. These features are made possible by a unique locator that provides an easier method for locating the arterial puncture site. VasoSeal ES is also the first vascular sealing device to have been approved by the FDA for use in patients with peripheral vascular disease, which represents a significant portion of the total patient population undergoing catherization procedures.

     ADVANTAGES OF VASOSEAL

     Using our VasoSeal devices has the following advantages:
     o Reduces time to ambulation. Patients can be ambulated much faster, compared to conventional manual or mechanical compression. We believe faster ambulation should result in significant potential savings for hospitals because patients can be moved to lower, less expensive levels of care.
     o Early ambulation lowers the use of human and material resources, which results in improved hospital efficiencies.
     o Allows the majority of diagnostic angiography patients to be ambulated safely within 1 hour after the procedure, compared with 4 to 6 hours under standard clinical practice.
     o Provides increased comfort and satisfaction for patients.
     o Frees up valuable recovery room beds.
     o Only device approved for use on patients diagnosed with peripheral vascular disease.
     o Eliminates the need for uncomfortable pressure devices, sand bags and manual pressure holds.
     o Results in improved patient management within hospitals.
     o Can be deployed by healthcare professionals other than physicians (nurses and technicians).

     CLINICAL EDUCATION AND SUPPORT

     We offer health care providers the following services in connection with their use of our VasoSeal devices:

     o On-site training and education of all personnel involved with patient care
     o 24 hour clinical support
     o Comprehensive educational materials for the staff and patient
     o Consultative services to help facilities identify and maximize the goals and objectives of vascular sealing

     SIGNIFICANT DEVELOPMENTS

     Since 1993 we have achieved the following regulatory and marketing milestones in connection with our VasoSeal product line:

     o Pre-Market Approval (PMA) Application for the VasoSeal device approved by the FDA in September 1995
     o During calendar years 1993 through 1995, we received regulatory approvals to market the VasoSeal device in Canada, Australia, Italy, Spain and The Netherlands

     o In 1994, we received regulatory approval to market the VasoSeal device in Japan
     o We received the "CE" mark for the VasoSeal device in 1997 and the VasoSeal ES device in 1998, which permits us to sell our VasoSeal product line throughout the European Union
     o In 1998, we began marketing the VasoSeal device in Germany, France and the United Kingdom
     o The VasoSeal ES device was approved by the FDA in December 1998
     o U.S. shipments of the VasoSeal ES device began in August 1999

     The VasoSeal VHD device has received the following additional approvals from the FDA:

     o In August, 1996 for early ambulation in diagnostic angiography and delayed sheath pull for interventional patients.
     o In December 1996 for use of VasoSeal in radiology procedures.
     o In April 1997 for use after stent implantation.
     o In September 1997 for deployment of VasoSeal by nurses and technicians.

     Markets, Sales and Competition. Our VasoSeal line of products is sold to both interventional cardiology and radiology labs, both in hospitals and independent diagnostic facilities.

     We believe that our VasoSeal products have created an entirely new market for improved sealing and management of femoral arterial puncture wounds made during catheterization procedures. In addition, our VasoSeal products can also be used following stent implantation. Stents, which are devices that support the arterial wall, are implanted in approximately 60% to 70% of coronary and peripheral balloon angioplasty procedures.

     In 1999, according to industry estimates, interventional cardiologists and radiologists in the United States will perform approximately 3,500,000 diagnostic angiography procedures, and 835,000 balloon angioplasty/stent procedures. Based on currently approved indications for use, the above procedures represent the potential market for our VasoSeal products in the United States and are growing at an estimated annual 10% rate for balloon angioplasty and 5% rate for diagnostic angiography.

     In addition to the competitive advantages discussed above, we believe that the increased ease-of-use of our VasoSeal ES device, as well as its unique approval for use in patients with peripheral vascular disease, will strengthen our competitive position.

     A number of companies, some of which are substantially larger than us, manufacture and market products that compete with the VasoSeal and VasoSeal ES devices. Our major competitors are Perclose, Inc. (to be acquired by Abbott Laboratories), St. Jude Medical and Vascular Solutions, Inc. Other competitive products are in development and may be introduced in the near future.

     VASCULAR GRAFTS. Our InterVascular subsidiary manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace diseased arteries.

     Our vascular graft products and their significant features are:

     INTERGARD(TRADEMARK) KNITTED PRODUCTS

     o Collagen-coated graft for use in most vascular applications including patches for carotid arteries.

     INTERGARD(TRADEMARK) WOVEN PRODUCTS

     o Designed primarily for use in open-heart surgery

     INTERGARD SILVER(TRADEMARK)

     o World's first anti-microbial graft
     o Designed to prevent post-operative infection of the graft, which occurs in between 2% and 5% of cases, by using the broad spectrum, anti-infective properties of silver, which are released from the surface of the graft and onto surrounding tissues following implantation
     o Prosthetic graft infections are associated with high morbidity, including amputation and high mortality
     o Infection typically lengthens the hospital stay of a patient by up to 50 days, which usually results in a significant increase in cost

     ULTRA THIN(TRADEMARK)

     o Designed specifically for use in the replacement of peripheral arteries and includes products with a heparin bonding to reduce thrombogenicity and improve patency.

     SIGNIFICANT DEVELOPMENTS

     In the last few years, we have expanded our vascular graft product line:

     o Approval of InterGard(Trademark) in both the U.S. and Japan in fiscal year 1998
     o InterGard(Trademark) Woven Products were introduced in the United States during fiscal year 1999
     o InterGard Silver(Trademark) received the CE mark in April 1999, for commercial sale throughout the European Union
     o UltraThin(Trademark) was introduced in the United States during fiscal year 1999

     Markets, Sales and Competition. Our vascular graft products are sold to vascular and cardio-thoracic surgeons. Products are distributed exclusively in the United States by Impra, a division of C.R. Bard, Inc.

     A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our vascular graft products. Our major competitors are Boston Scientific, Vascutek, Gore and C.R. Bard.

     LIFE SCIENCE RESEARCH PRODUCTS. In 1998, we entered the life science research market by forming a new subsidiary, Genisphere Inc. Genisphere has developed reagents based on a new, proprietary class of DNA molecules known as 3DNA(Trademark), or Three Dimensional Nucleic Acid. A reagent is a substance that is used to produce a chemical reaction so as to detect and measure other substances. Our 3DNA(Trademark)-based reagents have been shown to increase the sensitivity of nucleic acid detection and may also provide substantially greater sensitivity for the detection of proteins than was previously possible using conventional assays. We are focusing on developing 3DNA(Trademark)-based products to improve the performance of newly-developing technologies for drug discovery used by the pharmaceutical and biotechnology industries. In this new target market, use of new research technologies occurs much faster and potential customers are more highly concentrated and easier to reach, when compared to the academic research market, which was our initial target market. Our first products aimed at the drug discovery market are fluorescent probes designed to improve the detection sensitivity and reliability of microarrays, a new research tool whose use is growing rapidly. Based on our new market entry strategy, our life science research products will be primarily targeted at the research and development department of pharmaceutical and biotechnology companies. Because our new market entry strategy does not contemplate near-term sales until our fluorescent probe products are launched, we suspended production of our 3DNA(Trademark) reagent and we are using our existing inventory. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our life science research products. Our major competitors include Amersham Pharmacia Biotech and Roche Molecular Biochemicals.

RESEARCH AND DEVELOPMENT

     We invested approximately $29.0 million in 1999, $30.1 million in 1998 and $26.8 million in 1997 on research and development of new products and the improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

MARKETING AND SALES ORGANIZATION

     Our products are sold throughout the world through our own direct sales organization and through independent distributors. Our worldwide sales organization employs approximately 300 people, and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians on a continuing basis.

     We provide service and maintenance to purchasers of our products under warranty. After the warranty expires, we provide service and maintenance on a contract basis. We employ service representatives in the United States and Europe, and maintain service facilities in the United States, The Netherlands, France, Germany and the United Kingdom. We conduct regional service seminars throughout the United States for our customers and their biomedical engineers and service technicians.

     International sales as a percentage of our total sales were 28% in 1999, 29% in 1998 and 31% in 1997. We are continuing to expand our international presence. We have subsidiaries in the United Kingdom, France, Germany, Italy, Belgium and The Netherlands. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 8 to the Financial Statements for additional information with respect to our international operations and foreign currency exposures. Our sales are broadly based and no customer accounts for more than 10% of our total sales.

COMPETITION

     We believe that customers, primarily hospitals and other medical institutions, choose among competing products on the basis of product performance, features, price and service. In general, we believe price has become an important factor in hospital purchasing decisions because of pressure to cut costs. These pressures on hospitals result from Federal and State regulations that limit reimbursement for services provided to Medicare and Medicaid patients. Many companies, some of which are substantially larger than us, are engaged in manufacturing competing products. We have identified our major competitors in the above sections which described our product lines.

SUPPLIERS

     Our products are made of components which we manufacture or which are usually available from existing and alternate sources of supply. We purchase certain components from single or preferred sources of supply. Recently, we have become more dependent on the use of original equipment manufacturers to supply certain patient monitoring products such as the EXPERT(Trademark) monitor, the Gas Module II and the MR monitor. Our use of single or preferred sources of supply increases our exposure to price increases and production delays. In addition, certain of our suppliers have been contemplating, and in a few cases have begun, reducing or eliminating sales of their products to medical device manufacturers like us. We are not able to predict whether or not additional suppliers will withhold their products from medical device manufacturers, including us. To date, we have not experienced any material disruption or delay in processing our components.

PATENTS

     We hold a number of United States and foreign patents. In addition, we also have filed a number of patent applications that are currently pending. We do not believe the expiration or invalidity of any of our patents would have a material adverse effect on our business as currently conducted.

EMPLOYEES

     We currently employ approximately 1,200 people. We believe our relationship with our employees is good.

REGULATION

     Our medical devices are subject to regulation by the FDA. In some cases, they are also subject to regulation by state and foreign governments. The Medical Device Amendment of 1976 and the Safe Medical Device Act of 1990, which are amendments to the Federal Food, Drug and Cosmetics Act of 1938, require manufacturers of medical devices to comply with certain controls that regulate the composition, labeling, testing, manufacturing and distribution of medical devices. FDA regulations known as "Current Good Manufacturing Practices for Medical Devices" provide standards for the design, manufacture, packages, labels, storage, installation and service of medical devices. Our manufacturing and assembling facilities are subject to routine FDA inspections. The FDA can also conduct investigations and evaluations of our products at its own initiative or in response to customer complaints or reports of malfunctions. The FDA also has the authority to require manufacturers to recall or correct marketed products which it believes do not comply with the requirements of these laws.

     Under the Act, all medical devices are classified as Class I, Class II, or Class III devices. In addition to the above requirements, Class II devices must comply with pre-market notification, or 510(k), regulations and with performance standards or special controls established by the FDA. Subject to certain exceptions, a Class III device must receive pre-market approval from the FDA before it can be commercially distributed in the United States. Our principal products are designated as Class II and Class III devices.

     We also receive inquiries from the FDA and other agencies. Sometimes, we may disagree with positions of members of the staffs of those agencies. To date, the resolutions of such disagreements with the staffs of the FDA and other agencies have not resulted in material cost to us.

     We are also subject to certain federal, state and local environmental regulations. The cost of complying with these regulations has not been, and we do not expect them to be, material to our operations.

HEALTH CARE REFORM

     We believe that concerns about potential health care reform legislation have slowed the domestic sales of medical devices generally. Our management cannot predict at this time what impact, if any, the adoption by the United States Congress of health care reform legislation would have on our business.

ITEM 2.  PROPERTIES.

     The following table contains information concerning our real property that we own or lease and which we consider important to our business:

                                                                                                OWNERSHIP OR
                                                                                                 EXPIRATION
LOCATION                                    GENERAL CHARACTER AND USE OF PROPERTY              DATE OF LEASE
-----------------------------------  ---------------------------------------------------  ------------------------
Montvale, New Jersey...............  38,000 sq. feet, used as our corporate headquarters           Owned
                                     and as offices for Collagen Products.
Oakland, New Jersey................  42,000 sq. feet, used for warehousing and                     Owned
                                     distribution of Cardiac Assist and Collagen
                                     Products and corporate records storage.
Paramus, New Jersey................  35,600 sq. feet, used for administrative offices         October 31, 2000
                                     for the Patient Monitoring organization.
Paramus, New Jersey................  72,700 sq. feet, used for research and development       October 31, 2000
                                     and the manufacture of Patient Monitoring products
                                     and Cardiac Assist balloon pump systems.
Fairfield, New Jersey..............  75,000 sq. feet, used for administrative offices              Owned
                                     for the Cardiac Assist product line and in the
                                     manufacture of intra-aortic balloons.
Clearwater, Florida................  12,000 sq. feet, used by InterVascular for offices         Leased until
                                     and in the manufacture of vascular grafts.           October 31, 2000 with an
                                                                                             option to purchase
La Ciotat, France..................  30,000 sq. feet, used by InterVascular for the       Part Owned, (18,000 sq.
                                     production of vascular grafts.                        feet) and Part Leased
                                                                                          (12,000 sq. feet) until
                                                                                               May 30, 2007
Vaals, The Netherlands.............  17,500 sq. feet, used in the manufacture of, and              Owned
                                     for research and development relating to, collagen
                                     products.
Hoevelaken, The Netherlands........  12,700 sq. feet, used for administrative offices              Owned
                                     and a European central warehouse.

     We also lease office space in the United States, England, France, Italy, Belgium and Germany. We believe that our facilities and equipment are in good working condition and are adequate for our needs.

ITEM 3.  LEGAL PROCEEDINGS.

     On December 22, 1981, we instituted patent infringement litigation relating to an intra-aortic balloon catheter against SMEC, Inc. ("SMEC") in the United States District Court for the District of New Jersey, (the "Court"). The Court rendered a decision on September 24, 1984 that one of our patents for the percutaneous intra-aortic balloon catheter is valid and was infringed by SMEC. Certain claims of a second patent for the intra-aortic balloon catheter system were held to be invalid. After the United States Court of Appeals for the Federal Circuit upheld the lower court's decision, a separate trial was held on the amount to which we were entitled as damages from SMEC, and damages were awarded to us.

     In August 1990, SMEC filed for protection under Chapter 11 of the Federal Bankruptcy Code. In that bankruptcy proceeding, at our request, a trustee was appointed for SMEC so that the debtor, SMEC, would no longer be in possession of its assets. The trustee then filed an action in the Tennessee Bankruptcy Court against Peter Schiff, principal stockholder and officer of SMEC, to recover from him assets belonging to SMEC. The bankruptcy proceeding was thereafter converted to a case under Chapter 7. In July 1991, we and the SMEC trustee initiated litigation in State Court in Massachusetts against Boston Scientific Corporation and IABP Corp. for the wrongful acquisition of SMEC assets.

     We settled the Massachusetts action in the fourth quarter of fiscal 1993. In addition, in the fourth quarter of fiscal 1993, the trustee settled the Massachusetts action and the trustee's settlement was approved by the Bankruptcy Court in Tennessee. In connection with the settlement by the trustee, Boston Scientific Corporation and IABP Corp. made a payment to the trustee for the benefit of the bankruptcy estate of SMEC.

     A complaint was filed on June 7, 1995 by the Trustee in Bankruptcy for SMEC in the United States Bankruptcy Court for the Middle District of Tennessee, which sought a judgment against us, Boston Scientific Corporation and IABP Corp. for actual damages in the amount of $6 million. The suit also sought recovery of treble damages, punitive damages, pre and post judgment interest and attorney fees. The suit accused us and Boston Scientific Corporation of entering into an elaborate scheme to defraud the trustee in the SMEC bankruptcy case and sought recovery under theories of breach of fiduciary duty, fraud conversion, RICO, and an impermissible postpetition transfer of property by the bankruptcy estate. In effect, the suit was a collateral attack on the order of dismissal entered in the Massachusetts case. We denied the Trustee's charges.

     We participated in a mediation session in September 1998. The mediation session resulted in an agreement in principle, (i) to settle all pending matters, (ii) to give mutual releases and, (iii) to pay us $200,000. From September 1998 until July 1999, the parties were in negotiations concerning definitive settlement documents. The parties executed definitive settlement documents in July 1999, but the Bankruptcy Court does have to approve the settlement. At this time, we believe that the settlement will be approved. However, the settlement is not final and binding on the parties until the approval is obtained. We anticipate that it will take several months before an order is entered by the Bankruptcy Court approving the settlement and the $200,000 is paid to us.

     We are subject, in the ordinary course of our business, to product liability litigation. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability. We receive comments and recommendations with respect to our products from the staff of the FDA and from other agencies on an on-going basis. We may or may not agree with these comments and recommendations. However, we are not a party to any formal regulatory administrative proceedings.

     On July 21, 1999, we instituted patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. ("Vascular Solutions") in the United Stated District Court, District of Minnesota. In that litigation, our complaint alleges that the manufacture, use and/or sale of Vascular Solutions' Duett device, infringes our United States Patent 5,725,498. We seek relief in the form of a preliminary and permanent injunction against the marketing and/or sale of Vascular Solutions' Duett device.

     In response to our complaint, Vascular Solutions filed an answer and counterclaim. Their answer generally denied the allegations of our complaint and their counterclaim claimed that we tortiously interfered and unfairly competed by filing the complaint which impacted upon their ability to raise capital through an initial public offering.

     We believe that we will be successful in prosecuting our complaint and defending against Vascular Solutions' counterclaim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth the names, ages, positions and offices of our executive officers:


NAME                            AGE              POSITIONS AND OFFICES PRESENTLY HELD
----                            ---   ----------------------------------------------------------
Lawrence Saper................   71    Chairman of the Board and CEO
Murray Pitkowsky..............   68    Senior Vice President and Secretary
Leonard S. Goodman............   55    Vice President, Treasurer and CFO
Nicholas E. Barker............   41    Vice President, Corporate Design
James Cooper..................   48    Vice President, Human Resources
John Gilbert..................   42    Vice President; President, Collagen Products
Timothy J. Haines.............   42    Vice President; President, InterVascular, Inc.
Stanton Rowe..................   48    Vice President, Business Development
Donald Southard...............   53    Vice President; President, Patient Monitoring
Paul J. Southworth............   55    Vice President; President, Cardiac Assist
S. Arieh Zak..................   38    Vice President, Regulatory Affairs and Corporate Counsel

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION

     Our common stock is traded over-the-counter and is listed on The Nasdaq Stock Market. Our Nasdaq symbol is DSCP. The following table sets forth, for each quarter period during the last two fiscal years, the high and low sale prices as reported by The Nasdaq Stock Market.

FISCAL YEAR                                                                                   HIGH    LOW
-------------------------------------------------------------------------------------------   ----    ---
1998
First Quarter..............................................................................    24 3/4  19
Second Quarter.............................................................................    28 1/2  21 1/4
Third Quarter..............................................................................    26 7/8  22
Fourth Quarter.............................................................................    30 1/2  25 1/4
1999
First Quarter..............................................................................    26 3/4  18 3/4
Second Quarter.............................................................................    25 3/8  16
Third Quarter..............................................................................    30      19 1/8
Fourth Quarter.............................................................................    33 1/2  24

     As of September 15, 1999, there were approximately 783 holders of record of our common stock.

DIVIDEND POLICY

     Since our Company was founded we have not paid cash dividends to our shareholders. We have historically retained our earnings for facility expansion, R&D, and working capital investments. Our dividend policy is reviewed periodically.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto on pages F-2 to F-24.

                         SELECTED FINANCIAL INFORMATION

EARNINGS STATEMENT DATA:
  (in thousands, except per share data)

                                                                          YEAR ENDED JUNE 30,
                                                        --------------------------------------------------------
                                                          1999        1998        1997        1996        1995
                                                        --------    --------    --------    --------    --------
Net Sales............................................   $269,100    $242,400    $225,600    $211,300    $195,700
                                                        --------    --------    --------    --------    --------
Cost of sales........................................    103,776      93,596      89,795      84,215      79,551
Cost of sales, point of view charge..................         --          --          --       9,600          --
Research and development.............................     28,994      30,109      26,815      24,275      19,400
Selling, general and administrative..................    105,847      93,740      86,962      80,493      74,204
Special Items........................................      3,429          --       8,554     (10,691)         --
                                                        --------    --------    --------    --------    --------
                                                         242,046     217,445     212,126     187,892     173,155
                                                        --------    --------    --------    --------    --------
Operating earnings...................................     27,054      24,955      13,474      23,408      22,545
Other (income) expense:
  Interest income....................................     (3,342)     (4,972)     (4,744)     (4,226)     (2,855)
  Interest expense...................................         29          25          18          50          55
  Other, net.........................................        583         187         380         743         366
                                                        --------    --------    --------    --------    --------
                                                          (2,730)     (4,760)     (4,346)     (3,433)     (2,434)
                                                        --------    --------    --------    --------    --------
Earnings before taxes on income......................     29,784      29,715      17,820      26,841      24,979
Taxes on income......................................      8,372       8,074       3,716       6,424       7,640
                                                        --------    --------    --------    --------    --------
Net earnings.........................................   $ 21,412    $ 21,641    $ 14,104    $ 20,417    $ 17,339
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
Earnings per share, Basic............................   $   1.40    $   1.37    $   0.88    $   1.27    $   1.08
                                                        --------    --------    --------    --------    --------
Earnings per share, Diluted..........................   $   1.36    $   1.32    $   0.86    $   1.24    $   1.07
                                                        --------    --------    --------    --------    --------

BALANCE SHEET DATA:
  (in thousands)

                                                                                JUNE 30,
                                                        --------------------------------------------------------
                                                          1999        1998        1997        1996        1995
                                                        --------    --------    --------    --------    --------
Total assets.........................................   $269,494    $253,048    $237,862    $234,464    $206,863
Long-term debt.......................................         --          --          --          --          --
Working capital......................................    125,421     115,968     121,575     119,588     108,756
Stockholders' equity.................................    214,455     201,482     192,243     181,680     163,319
Cash Dividends.......................................         --          --          --          --          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table shows the comparison of net earnings and earnings per diluted share over the past three fiscal years.

                                                                     (DOLLARS IN MILLIONS,
                                                                          EXCEPT EPS)
                                                                  ---------------------------
                                                                      YEAR ENDED JUNE 30,
                                                                  ---------------------------
                                                                  1999       1998       1997
                                                                  -----      -----      -----
Net Earnings...................................................   $21.4      $21.6      $14.1
Earnings per share, diluted....................................   $1.36      $1.32      $0.86
Net Earnings, excluding restructuring charges and special items
  (1)..........................................................   $23.6      $21.6      $19.2
Earnings per share, diluted....................................   $1.50      $1.32      $1.17

------------------
(1) Restructuring charges in fiscal 1999 were $2.17 million or $0.14 per diluted share. Special items in fiscal 1997 were $3.3 million or $0.20 per diluted share for settlement of a shareholder class action lawsuit and $1.8 million or $0.11 per diluted share for settlement of the Quinton patent infringement lawsuit.

COMPARISON OF RESULTS -- FISCAL 1999 VS. FISCAL 1998

SALES

     The following table shows sales by product line over the past three fiscal years.

                                                                  SALES BY PRODUCT LINE
                                                                  (DOLLARS IN MILLIONS)
                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                               1999        1998        1997
                                                              ------      ------      ------
Cardiac Assist.............................................   $110.6      $102.9      $103.0
  % change from prior year.................................        8%          0%         (4)%
  % of total sales.........................................       41%         42%         46 %
Patient Monitoring.........................................   $ 95.0      $ 91.5      $ 87.8
  % change from prior year.................................        4%          4%         13 %
  % of total sales.........................................       35%         38%         39 %
Collagen Products..........................................   $ 42.9      $ 29.1      $ 18.9
  % change from prior year.................................       47%         54%        131 %
  % of total sales.........................................       16%         12%          8 %
Vascular Grafts............................................   $ 20.6      $ 18.9      $ 15.9
  % change from prior year.................................        9%         19%        (11)%
  % of total sales.........................................        8%          8%          7 %
Total Sales................................................   $269.1      $242.4      $225.6
  % change from prior year.................................       11%          7%          7 %

  Cardiac Assist

     Sales of Cardiac Assist products in fiscal 1999 increased 8% above last year to $110.6 million, a reversal of the negative or substantially flat comparisons of the previous two years. Renewed sales growth is attributed to worldwide customer response to our two major new Cardiac Assist products: the Profile 8 Fr. intra-aortic balloon introduced in the fourth quarter of fiscal 1998 and the System 98 balloon pump introduced in the first quarter of fiscal 1999. Sales in the United States increased 8% over fiscal 1998 as the business expanded its market share in each of the last three quarters of fiscal 1999. International sales grew 6% over fiscal 1998 primarily attributable to increased sales to the European direct markets.

  Patient Monitoring

     Sales of Patient Monitoring products increased 4% above last year to $95.0 million. The increase was produced by higher sales of Visa Central Station monitors and of several new patient monitoring products introduced in fiscal 1998 including the Expert(Trademark) and Accutorr(Registered)Plus. While sales of Passport monitors declined for the year because of lower sales during the first nine months, Passport shipments increased in the fourth quarter approximately 22% (both units and dollar sales) driven, in part, by Year 2000 compliance programs. Datascope expects Patient Monitoring sales to continue to increase in fiscal 2000 as a result of higher international shipments and the launch of additional new products in the second half of the year.

  Collagen Products

     Sales of VasoSeal devices rose 49% in fiscal 1999 to a record $42.3 million reflecting:

     o vigorous growth of the arterial puncture sealing market

     o excellent clinical performance of the VasoSeal(Registered)VHD product

     o expansion of the direct sales and clinical support organization in the United States.

     VasoSeal(Registered)ES, our second generation product, is being launched in the first quarter of fiscal 2000 and is expected to complement the VHD product and strengthen VasoSeal's competitive position. Sales of hemostats were not significant.

  Vascular Grafts

     Sales of InterVascular, Inc.'s vascular grafts in fiscal 1999 increased 9% to $20.6 million. In the second half of the year, sales increased approximately 22% over the comparable six month period last year, driven by sales of new products, including the Heparin coated graft, the improved woven graft and the InterGard(Registered) Silver, the world's first anti-microbial vascular graft which was launched in Europe during the fourth quarter. In addition, higher sales in fiscal 1999 benefitted from shipments to InterVascular's U.S. distributor, which more than doubled compared to last year.

     The foreign exchange rate effect of the weaker U.S. dollar compared to major European currencies increased total sales by approximately $0.3 million in fiscal 1999 compared to fiscal 1998.

  Genisphere (Life Science Research Products)

          There were no sales of Genisphere products in fiscal 1999 and 1998. Spending for the development of the Genisphere business is being reduced from $2.8 million in fiscal 1999 to approximately $1 million in fiscal 2000. This action followed our decision to revise the market entry strategy for Genisphere's proprietary 3DNA technology based on the following conclusions:

     o Our attempt to capture a significant share of the academic research market for Southern and Northern blots, as originally planned, would be too costly and time-consuming.

     o Instead, we are now focusing on developing 3DNA-based products to improve the performance of newly-developing technologies for drug discovery used by the pharmaceutical and biotech industries. In this market, use of new research technologies occurs much faster and potential customers are more highly concentrated and easier to reach.

     o The first Genisphere products aimed at the drug discovery market are fluorescent probes designed to improve the detection sensitivity and reliability of microarrays. This is a new research tool whose use is growing rapidly.

     o Because the new market entry strategy does not contemplate near-term sales until the fluorescent probe products are launched, we suspended manufacturing of our 3DNA reagent and we are using our existing inventory.

COSTS AND EXPENSES

     Cost of Sales as a percentage of sales remained unchanged at 38.6% in fiscal 1999. The favorable effect of increased sales volume of higher margin products and increased average selling prices for VasoSeal were offset by lower average selling prices for older patient monitoring and cardiac assist products. (See below "Reclassification.")

     Research and development (R&D) expenses declined 4% in fiscal 1999 compared to fiscal 1998 because of lower development expenses in the Cardiac Assist and Patient Monitoring product lines, partially offset by increased expenses for the development of second and third generation VasoSeal products. As a percentage of sales R&D expenses were 10.8% in fiscal 1999 compared to 12.4% in fiscal 1998.

     Selling, general and administrative expenses (SG&A) increased 13% in fiscal 1999 compared to last year primarily as a result of the expansion of the U.S. VasoSeal selling and clinical organization, filling open sales and clinical positions in the patient monitoring and cardiac assist sales forces and higher corporate expenses. As a percentage of sales, SG&A expenses were 39.3% in fiscal 1999 compared to 38.7% in fiscal 1998. (See below "Reclassification.")

     The weakening of the U.S. dollar compared to major European currencies increased SG&A expenses by approximately $0.3 million in fiscal 1999 compared to fiscal 1998.

RECLASSIFICATION

     Beginning fiscal 1999, certain service expenses directly related to revenue producing activities and warranty were reclassified from SG&A to Cost of Sales. The reclassification resulted in a better matching of revenue and expenses and had no impact on reported net earnings, earnings per share or stockholders' equity. Amounts reported for prior years have been reclassified to conform to the 1999 presentation. Service expenses reclassified from SG&A to Cost of Sales were $9.7 million for 1999, $9.2 million for 1998 and $9.2 million for 1997. The effect of this reclassification was to reduce gross margin by approximately 4 percentage points in each year and reduce SG&A as a percent of sales by a comparable amount.

RESTRUCTURING CHARGE

     In the third and fourth quarters of fiscal 1999, we recorded pre-tax restructuring charges totaling $3.43 million, or $0.14 per share, related to cost reduction programs. The pre-tax restructuring charge recorded in the third quarter was $864 thousand or $0.04 per share and the restructuring charge recorded in the fourth quarter was $2.57 million or $0.10 per share. The restructuring charges consist of the following:

     o Lease termination costs and asset writedowns related to the closing of InterVascular's Clearwater, Florida leased manufacturing facility ($880 thousand). The knitting and weaving operations currently housed in the Clearwater facility will be moved to InterVascular's expanded manufacturing facility in La Ciotat, France in the second quarter of fiscal 2001.

     o Employee severance expenses related to workforce reductions and the closing of the Company's Clearwater, Florida facility ($1.67 million). Approximately 70% of the 80 terminated employees left the Company by June 30, 1999. The balance of the employees received notification prior to year-end and will be leaving over the next 15 months.

     o Writedown of certain Genisphere fixed assets based on our revised market entry strategy for the proprietary 3DNA technology ($875 thousand).

INTEREST INCOME

     Interest income was $3.3 million in fiscal 1999 compared to $5.0 million in fiscal 1998. The 33% lower interest income in fiscal 1999 compared to fiscal 1998 was attributable to a $21.8 million decrease in the average investment portfolio and a decline in the average yield to 5.2% from 5.5%. The decline in the average investment portfolio was caused primarily by:

     o cash used for stock repurchase programs ($11.5 million)

     o increased capital expenditures ($6.1 million), primarily attributable to $7.2 million for the new Patient Monitoring facility in Mahwah, New Jersey.

     o increased inventory to support new products ($4.4 million).

INCOME TAXES

     The consolidated effective tax rate for fiscal 1999 was 28.1% compared to 27.2% for fiscal 1998. The tax rate in both years was lower than the federal statutory tax rate primarily as a result of:

     o the tax benefit from the Foreign Sales Corporation

     o earnings in an international tax exempt industrial zone

     o interest income exempt from federal income tax.

     The higher tax rate in fiscal 1999 compared to last year was due mainly to the impact of higher earnings taxed at higher statutory tax rates and a lower R&D tax credit resulting from reduced R&D spending.

     We operate a manufacturing subsidiary in an industrial development zone in Europe. Profits from those manufacturing activities are exempt from corporation taxes until December 31, 1999. Alternative tax planning strategies are being implemented to reduce the impact from the loss of this tax exemption.

NET EARNINGS

     Excluding pre-tax restructuring charges of $3.4 million ($2.6 million after-tax), net earnings in fiscal 1999 increased 9% compared to last year, driven by the strong sales growth in all product lines.

FOREIGN CURRENCY

     Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. A portion of the net foreign transaction gain or loss is reported in our statement of consolidated earnings in cost of sales and the balance in other income and expense. We do not use derivative financial instruments for trading purposes.

     As of June 30, 1999, we had $4.5 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

COMPARISON OF RESULTS -- FISCAL 1998 VS. FISCAL 1997

SALES

  Cardiac Assist

     Cardiac Assist product sales were essentially unchanged in fiscal 1998 reflecting the highly competitive climate that has characterized the worldwide intra-aortic balloon pumping business. Lower selling prices were offset by increased sales of balloons and intra-aortic balloon pumps, including the new System 97e. With the introduction of two new products, the Profile 8 Fr. balloon catheter in the fourth quarter of fiscal 1998 and the System 98 balloon pump in the first quarter of fiscal 1999, the Company expects to strengthen its competitive position in the balloon pumping market in fiscal 1999.

  Patient Monitoring

     Sales of Patient Monitoring products increased in fiscal 1998, reflecting increased sales of Visa(Trademark) Central Station monitors and shipments of the following new products introduced during the fiscal year: the Expert(Trademark) high end monitoring system, the Accutorr(Registered) Plus non-invasive blood pressure monitor and the MRI monitor. Sales growth was impacted in the fourth quarter of fiscal 1998 by a shortfall in the supply of new anesthetic gas modules sold with the Expert. The supplier of the gas modules worked to resolve production problems that caused the shortfall and resolved the production problems by the second quarter of fiscal 1999.

  Collagen Products

     Sales of VasoSeal devices in fiscal 1998, predominately in the U.S., grew 59% over fiscal 1997 reflecting increased unit shipments and the impact of higher selling prices. We continued to expand the U.S. VasoSeal direct selling and clinical training organization to meet the growing demand for vascular sealing products and an increasingly competitive environment. We also expanded our direct selling organization in Germany upon receiving CE mark approval in November 1997.

  Vascular Grafts

     Sales of vascular grafts grew in fiscal 1998 reflecting shipments of the InterGard(Trademark) collagen-coated vascular grafts to distributors in the U.S. and Japan following receipt of regulatory clearance in both markets in May 1997 and August 1997, respectively. Partially offsetting the above were lower selling prices in France.

  Genisphere (Life Science Research Products)

     Genisphere started operations in fiscal 1998 for the manufacturing and marketing of a new proprietary class of DNA molecules, called 3DNA, which increases the sensitivity of assays that are used to detect genetic material such as DNA. On June 30, 1998, we announced an agreement with Fisher Scientific L.L.C. to distribute the Genisphere life science research products in the U.S. and Puerto Rico. Total investment in fiscal 1998 was $3.0 million.

     The foreign exchange rate effect of the stronger U.S. dollar compared to major European currencies decreased total sales by approximately $2.5 million in fiscal 1998 compared to fiscal 1997.

COSTS AND EXPENSES

     Cost of Sales was 38.6% of sales in fiscal 1998 compared to 39.8% in fiscal 1997 with the decrease primarily attributable to manufacturing efficiencies and higher selling prices for the VasoSeal device and cost reductions for patient monitoring products, partially offset by lower selling prices for cardiac assist and vascular graft products.

     Research and development (R&D) expenses were higher by 12% in fiscal 1998 primarily from increased staffing and expenditures to accelerate the development of new products in all businesses, including Genisphere. As a percentage of sales, R&D expenses were 12.4% in fiscal 1998 and 11.9% for fiscal 1997.

     Selling, general and administrative expenses increased 8% primarily as a result of the expansion of the U.S. and international VasoSeal selling organization, new marketing programs in Cardiac Assist, higher corporate expenses and the addition of new sales and marketing staff in Genisphere. As a percentage of sales, SG&A expenses were 38.7% in fiscal 1998 compared to 38.5% in fiscal 1997.

     The strengthening of the U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $1.7 million in fiscal 1998 compared to fiscal 1997.

INTEREST INCOME

     Interest income was $5.0 million in fiscal 1998 compared to $4.7 million in fiscal 1997. The 5% higher interest income in fiscal 1998 compared to fiscal 1997 was attributable to an increase in the investment portfolio from cash generated by operations.

     Foreign exchange forward contracts outstanding at June 30, 1998 totaled $1.2 million all of which were in European currencies, with maturities that do not exceed twelve months.

INCOME TAXES

     The consolidated effective tax rate for fiscal 1998 was 27.2% compared to 20.9% for fiscal 1997. The tax rate in both years was lower than the federal statutory tax rate primarily as a result of:

     o the tax benefit from the Foreign Sales Corporation

     o earnings in an international tax exempt industrial zone

     o interest income exempt from federal income tax.

     The higher tax rate in fiscal 1998 compared to fiscal 1997 was primarily attributable to a higher proportion of domestic expenses (due to the special charges recorded in fiscal 1997) versus international expenses incurred in fiscal 1997. The special items in fiscal 1997 were $3.3 million or $0.20 per diluted share for settlement of the shareholder class action lawsuit and $1.8 million or $0.11 per diluted share for settlement of the Quinton patent infringement lawsuit.

NET EARNINGS

     Excluding the special charges recorded in fiscal 1997, net earnings in fiscal 1998 were 13% higher compared to fiscal 1997 primarily as a result of increased earnings from VasoSeal and improved profitability from patient monitoring products and InterVascular, Inc., partially offset by reduced earnings from cardiac assist products.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital at June 30, 1999 was $125.4 million compared to $116.0 million and the current ratio was 4.0:1 compared to 4.1:1 last year. The increase in working capital was primarily attributable to increased inventory related to new product introductions and higher accounts receivable resulting primarily from increased sales.

       In fiscal 1999 cash provided by operations was $11.9 million, primarily attributable to net earnings and depreciation and amortization, partially offset by increased accounts receivable and inventories. Net cash used in investing activities was $0.1 million in fiscal 1999, primarily attributable to the purchase of $14.3 million of property, plant and equipment, including $7.2 million for the new Patient Monitoring facility in Mahwah, New Jersey, and purchases of marketable securities, partially offset by maturities of marketable securities. The total cost of the new Patient Monitoring facility will be approximately $23 million. Cash used in financing activities was $10.8 million in fiscal 1999, attributable to stock repurchases of $13.0 million, primarily for the stock repurchase programs ($11.5 million), partially offset by cash received from exercise of stock options.

     On September 14, 1999 we announced a program to buy $30 million of our common stock. In September, we completed our second stock repurchase program to buy $20 million of our common stock which was announced in August 1998.

      In fiscal 1998 cash provided by operations was $18.9 million. Cash was used to purchase $8.2 million of equipment and to purchase $14.0 million of our stock under the stock repurchase program.

     In fiscal 1997 cash provided by operations was $8.9 million. Cash was used to purchase $5.9 million of equipment and to purchase $2.5 million of our stock under the stock repurchase program, with the balance invested in short- and long-term investments.

     We believe that our financial resources are sufficient to meet our projected cash requirements.

     The low rate of U.S. inflation during the past three fiscal years has not had a significant impact on us.

YEAR 2000 READINESS

     The Year 2000 issue is a term used to describe problems that may occur when computer systems are unable to accurately interpret dates after December 31, 1999. These problems result from the fact that many software programs use the two digits "00" to represent the Year 2000.

     Starting in fiscal 1998 we commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue in our computer information systems (CIS), products, vendors, suppliers and customers.

     As of September 15, 1999, the results of our Year 2000 Program were as follows:

          Computer Information Systems All internal computer systems are Year 2000 compliant.

          Products We determined that all currently marketed patient monitor and intra-aortic balloon pump products are Year 2000 compliant or are not affected because the product does not contain a date field in the software. A small number of patient monitor products that are no longer manufactured are not Year 2000 compliant. In these cases, we offer an upgrade to any customer requiring Year 2000 compliance for their monitor, to be paid for by the customer.

          Third Party Vendors and Suppliers We solicited statements of compliance from our key outside vendors and suppliers with respect to their CIS and products. Approximately 80% of these parties responded and informed us that they are currently compliant or plan to be compliant by December 31, 1999. In the event that any of these parties are unable to certify that they will be Year 2000 compliant, we will be reviewing our alternatives with respect to other vendors or suppliers.

          Customers We solicited statements of compliance from our key customers with respect to their CIS. Approximately 56% have responded and informed us that they are currently compliant or have plans to be compliant by December 31, 1999. In the event that our key customers are unable to certify that they will be Year 2000 compliant, we will be assessing the accounts receivable collection risk of such key customers.

          During the remainder of 1999 we will continue our efforts to monitor the progress and obtain and evaluate responses of our key vendors, suppliers and customers.

          Costs The cost to modify the computer software programs used in our CIS is covered by existing service agreements with the software vendors. The assessments, testing and verification of our CIS products was performed by existing staff. No significant outside resources were required. Despite the use of internal resources for the Year 2000 Program, there was no significant deferral of other CIS projects. We do not currently anticipate that any remaining cost for the Year 2000 Program will be material to our financial condition or results of operations.

     The Year 2000 issue presents far-reaching implications, some of which cannot be anticipated with any degree of certainty. Satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within our control, such as third-party remediation plans and other factors. There can be no assurance that the Year 2000 issue will not have a negative impact on our business operations or financial statements because we rely on Year 2000 compliance from third parties, including our suppliers, vendors and customers.

EURO CONVERSION

     As part of the European Economic and Monetary Union (EMU), a single currency (Euro) will replace the national currencies of most of the European countries in which we conduct our business. The conversion rates between the Euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999. During a transition period from January 1, 1999 to December 31, 2001 parties may settle transactions using either Euro or the participating country's national currency. The participating national currencies will be removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. Full conversion of all affected country operations to Euro is expected to be completed by the time national currencies are removed from circulation.

     We are currently involved in the phased conversion to the Euro and the effects on revenues, costs and various business strategies are being assessed. We are able to conduct business in both the Euro and national currencies on an as needed basis, as required by the European Union. The cost of software and business process conversion is not expected to be material to our financial condition or results of operations.

STATEMENT CONCERNING FORWARD LOOKING INFORMATION

     This Management's Discussion and Analysis of Results of Operations and Financial Condition includes forward-looking statements that involve risks and uncertainties because of the possibility that market conditions may change, particularly as the result of competitive activity in the cardiac assist, vascular sealing device and other markets served by us, and because of our dependence on our suppliers for certain patient monitoring and collagen products. Additional risks are our ability to successfully introduce and gain market acceptance for new products, continued demand for our products generally, the rapid and significant changes that characterize the medical device and life science research industries and the ability to continue to respond to such technological changes, information provided to us by third parties concerning their Year 2000 readiness, and because the timing of regulatory approvals is uncertain, as well as other risks detailed from time to time in documents filed by Datascope with the Securities and Exchange Commission.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We will adopt SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 will not have a material effect on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. A portion of the net foreign transaction gain or loss is reported in our statement of consolidated earnings in cost of sales and the balance in other income and expense. We do not use derivative financial instruments for trading purposes.

     As of June 30, 1999, we had $4.5 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See financial statements following Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 1999 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 1999 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 1999 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 1999 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

     Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                                                          PAGE
                                                                                                        ---------
Report of Independent Auditors.......................................................................         F-1
Consolidated balance sheets -- June 30, 1999 and 1998................................................         F-2
Statements of consolidated earnings -- Years ended June 30, 1999, 1998 and 1997......................         F-3
Statements of consolidated stockholders' equity -- Years ended June 30, 1999, 1998 and 1997..........         F-4
Statements of consolidated cash flows -- Years ended June 30, 1999, 1998 and 1997....................         F-5
Notes to consolidated financial statements...........................................................    F-6-F-24

     2. Financial Statement Schedules

II -- Valuation and Qualifying Accounts..............................................................         S-1

     All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

     3. Exhibits

EXHIBIT
NUMBER                                             DOCUMENT DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------------
 2.      Agreement and Plan of Merger, dated as of October 25, 1989, by and between the registrant and Datascope
         New York, incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form 8-B, filed with the Commission on January 1990 (the "Form 8-B").
 3.1     Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on
         October 30, 1989, incorporated by reference as Exhibit 3.1 to the Form 8-B.
 3.2     By-Laws, as currently in effect, incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-K").
 4.1     Specimen of certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Form 8-B.
 4.2     Form of Certificate of Designations of the Registrant's Series A Preferred Stock, incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 8-A, filed with the Commission on May 31, 1991 (the "May 31, 1991 Form 8-A").
 4.3     Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer &
         Trust Company, incorporated by reference to Exhibit 2.1 to the May 31, 1991 Form 8-A .
10.1*    1981 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2.1 to the Form 8-B .
10.2*    Stock Option Agreements, dated November 30, 1982, between David Altschiller, William Asmundson, Alan
         Patricof and Norman Schneider, respectively, and the registrant, incorporated by reference to
         Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K").
10.3*    Stock Option Agreement, dated December 7, 1988 between Joseph Grayzel, M.D. and the registrant, incorporated by reference to Exhibit 10.6 to the 1989 10-K.
10.4*    Stock Option Agreements, dated as of March 1, 1990, between David Altschiller, William Asmundson, Joseph
         Grayzel, Alan Patricof and Norman Schneider, respectively, and the registrant, incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
10.5*    Stock Option Agreement, dated as of September 28, 1990, between David Altschiller and the registrant, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended
         June 30, 1991.
10.6*    Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to
         Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (the "2Q 1998 10-Q").
10.7*    Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to Exhibit 10.2 to the 2Q 1998 10-Q.

EXHIBIT
NUMBER                                             DOCUMENT DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------------
10.8*    Datascope Corp. Annual Incentive Plan, incorporated by reference to Exhibit 10.3 to the 2Q 1998 10-Q.
10.9*    Datascope Corp. Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the 2Q 1998 10-Q.
10.10*   Agreement, dated as of July 1, 1996, by and between Datascope Corp. and Lawrence Saper.
10.11*   Split-Dollar Agreement made as of July 25, 1994 by and among Datascope Corp., Lawrence Saper and Carol
         Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94,
         incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for fiscal year ended June 30,
         1996 (the "1996 10-K").
10.12*   Modification Agreement made as of July 25, 1994 by and among Datascope Corp., Lawrence Saper and Carol
         Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94,
         incorporated by reference to Exhibit 10.16 to the 1996 10-K.
10.13*   Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper
         Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan Life Insurance Company Insurance Policy No. 940 750
         122UM in favor of Datascope Corp., incorporated by reference to Exhibit 10.17 to 1996 10-K.
10.14*   Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper
         Family 1994 Trust UTA. dtd. 6/28/94 of Security Mutual Life Insurance Company of New York Insurance
         Policy No. 11047711 in favor of Datascope Corp., incorporated by reference to Exhibit 10.18 to 1996
         10-K.
21.      List of Subsidiaries.
22.      Consent of Deloitte & Touche LLP.

     (b) Reports on Form 8-K.

        None.

     (c) Exhibits.

        See Item 14(a)(3) above.

     (d) Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) are denoted by an asterisk (*).

                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement Nos.333-42753, 333-42747, 333-00537, 33-60169, 33-69922 and 33-33373 of
Datascope Corp. on Form S-8 of our report dated July 26, 1999 appearing in this Annual Report on Form 10-K of Datascope Corp. for the year ended June 30, 1999.

/s/  DELOITTE & TOUCHE LLP
------------------------------------------------------
New York, New York
September 28, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DATASCOPE CORP.
                                          By:         /S/  LAWRENCE SAPER
                                            ------------------------------------
                                                       Lawrence Saper
                                                    Chairman of the Board
                                                 and Chief Executive Officer

Date: September 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   SIGNATURES                                      TITLE                            DATE
------------------------------------------------  ----------------------------------------   -------------------

/S/  LAWRENCE SAPER                               Chairman of the Board and                   September 28, 1999
------------------------------------------------    Chief Executive Officer
     Lawrence Saper                                 (Principal Executive Officer)

/S/  LEONARD S. GOODMAN                           Vice President, Treasurer and               September 28, 1999
------------------------------------------------    Chief Financial Officer
     Leonard S. Goodman                             (Principal Financial and Accounting
                                                    Officer)

/S/  ALAN ABRAMSON                                Director                                    September 28, 1999
------------------------------------------------
     Alan Abramson

/S/  DAVID ALTSCHILLER                            Director                                    September 28, 1999
------------------------------------------------
     David Altschiller

/S/  WILLIAM ASMUNDSON                            Director                                    September 28, 1999
------------------------------------------------
     William Asmundson

/S/  JOSEPH GRAYZEL, M.D.                         Director                                    September 28, 1999
------------------------------------------------
     Joseph Grayzel, M.D.

/S/  GEORGE HELLER                                Director                                    September 28, 1999
------------------------------------------------
     George Heller

/S/  ARNO NASH                                    Director                                    September 28, 1999
------------------------------------------------
     Arno Nash


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

     We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14
(a) (2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP
------------------------------------------------------
New York, New York
July 26, 1999

                        DATASCOPE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                  JUNE 30,
                                                                                             --------------------
                                                                                               1999        1998
                                                                                             --------    --------
                                                     ASSETS
Current Assets:
  Cash and cash equivalents...............................................................   $  4,572    $  3,364
  Short-term investments..................................................................     45,539      46,314
  Accounts receivable less allowance for doubtful accounts of $1,192 and $1,078...........     64,289      55,248
  Inventories.............................................................................     42,747      38,317
  Prepaid expenses and other current assets...............................................      9,439      10,036
                                                                                             --------    --------
          Total Current Assets............................................................    166,586     153,279
Property, Plant and Equipment, net........................................................     63,321      52,875
Non-Current Marketable Securities.........................................................     20,496      34,371
Other Assets..............................................................................     19,091      12,523
                                                                                             --------    --------
                                                                                             $269,494    $253,048
                                                                                             --------    --------
                                                                                             --------    --------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................................................   $ 10,565    $ 14,378
  Accrued expenses........................................................................     10,721       9,342
  Accrued compensation....................................................................     13,804      10,190
  Deferred revenue........................................................................      4,380       3,401
  Taxes on income.........................................................................      1,695          --
                                                                                             --------    --------
          Total Current Liabilities.......................................................     41,165      37,311
Other Liabilities.........................................................................     13,874      14,255
Stockholders' Equity:
  Preferred stock, par value $1.00 per share:
     Authorized 5 million shares; Issued, none............................................         --          --
  Common stock, par value $.01 per share:
     Authorized, 45 million shares; Issued and outstanding, 16,663 and
       16,394 shares......................................................................        167         164
  Additional paid-in capital..............................................................     52,570      47,041
  Treasury stock at cost, 1,416 and 793 shares............................................    (31,079)    (18,122)
  Retained earnings.......................................................................    198,921     177,509
  Accumulated other comprehensive income..................................................     (6,124)     (5,110)
                                                                                             --------    --------
                                                                                              214,455     201,482
                                                                                             --------    --------
                                                                                             $269,494    $253,048
                                                                                             --------    --------
                                                                                             --------    --------

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED JUNE 30,
                                                                                --------------------------------
                                                                                  1999        1998        1997
                                                                                --------    --------    --------
Net Sales....................................................................   $269,100    $242,400    $225,600
                                                                                --------    --------    --------
Costs and Expenses:
  Cost of sales..............................................................    103,776      93,596      89,795
  Research and development expenses..........................................     28,994      30,109      26,815
  Selling, general and administrative expenses...............................    105,847      93,740      86,962
  Restructuring and special charges..........................................      3,429          --       8,554
                                                                                --------    --------    --------
                                                                                 242,046     217,445     212,126
                                                                                --------    --------    --------
Operating Earnings...........................................................     27,054      24,955      13,474

Other (Income) Expense:
  Interest income............................................................     (3,342)     (4,972)     (4,744)
  Interest expense...........................................................         29          25          18
  Other, net.................................................................        583         187         380
                                                                                --------    --------    --------
                                                                                  (2,730)     (4,760)     (4,346)
                                                                                --------    --------    --------
Earnings Before Taxes on Income..............................................     29,784      29,715      17,820
Taxes on Income..............................................................      8,372       8,074       3,716
                                                                                --------    --------    --------
Net Earnings.................................................................   $ 21,412    $ 21,641    $ 14,104
                                                                                --------    --------    --------
                                                                                --------    --------    --------

Earnings Per Share, Basic....................................................   $   1.40    $   1.37    $   0.88
                                                                                --------    --------    --------
                                                                                --------    --------    --------
Weighted Average Number of Common Shares Outstanding, Basic..................     15,247      15,840      16,049
                                                                                --------    --------    --------
                                                                                --------    --------    --------

Earnings Per Share, Diluted..................................................   $   1.36    $   1.32    $   0.86
                                                                                --------    --------    --------
                                                                                --------    --------    --------
Weighted Average Number of Common Shares Outstanding, Diluted................     15,721      16,403      16,356
                                                                                --------    --------    --------
                                                                                --------    --------    --------

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                      (SHARES AND DOLLARS IN THOUSANDS)

                                                                                               ACCUMULATED
                                   COMMON STOCK                                                  OTHER
                                  --------------   ADDITIONAL    TREASURY STOCK                COMPREHENSIVE
                                            PAR     PAID-IN     -----------------   RETAINED      INC.
                                  SHARES   VALUE    CAPITAL     SHARES     COST     EARNINGS   (EXPENSE)        TOTAL
                                  ------   -----   ----------   ------   --------   --------   -------------   --------
Balance, June 30, 1996..........  16,135   $ 161    $ 42,548       (94)  $ (1,671)  $141,764      $(1,122)     $181,680

  Net earnings..................                                                      14,104                     14,104
  Currency translation..........                                                                   (2,780)       (2,780)
                                                                                                               --------
  Total comprehensive income....                                                                                 11,324
  Stock option transactions.....     110       1       1,647                  (60)                                1,588
  Tax benefit relating to
     exercise of stock options..                         131                                                        131
  Cancellation of treasury
     stock......................                         (60)                  60                                    --
  Treasury shares acquired
     under repurchase programs..                                  (129)    (2,480)                               (2,480)
                                  ------   -----    --------    ------   --------   --------      -------      --------
Balance, June 30, 1997..........  16,245     162      44,266      (223)    (4,151)   155,868       (3,902)      192,243

  Net earnings..................                                                      21,641                     21,641
  Currency translation..........                                                                   (1,208)       (1,208)
                                                                                                               --------
  Total comprehensive income....                                                                                 20,433
                                                                                                               --------

  Stock option transactions.....     149       2       2,383                 (220)                                2,165
  Tax benefit relating to
     exercise of stock options..                         612                                                        612
  Cancellation of treasury
     stock......................                        (220)                 220                                    --
  Treasury shares acquired under
     repurchase programs........                                  (570)   (13,971)                              (13,971)
                                  ------   -----    --------    ------   --------   --------      -------      --------
Balance, June 30, 1998..........  16,394     164      47,041      (793)   (18,122)   177,509       (5,110)      201,482

  Net earnings..................                                                      21,412                     21,412
  Currency translation..........                                                                   (1,014)       (1,014)
                                                                                                               --------
  Total comprehensive income....                                                                                 20,398
                                                                                                               --------

  Stock option transactions.....     144       2       2,831                 (649)                                2,184
  Issuance of common stock for
     acquisition of Polyprobe,
     Inc. and Alpha Probe,
     Inc. ......................     125       1       2,699                                                      2,700
  Tax benefit relating to
     exercise of stock options..                         648                                                        648
  Cancellation of treasury
     stock......................                        (649)                 649                                    --
  Treasury shares acquired under
     repurchase programs........                                  (623)   (12,957)                              (12,957)
                                  ------   -----    --------    ------   --------   --------      -------      --------
Balance, June 30, 1999..........  16,663   $ 167    $ 52,570    (1,416)  $(31,079)  $198,921      $(6,124)     $214,455
                                  ------   -----    --------    ------   --------   --------      -------      --------
                                  ------   -----    --------    ------   --------   --------      -------      --------

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        YEAR ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                    1999        1998        1997
                                                                                  --------    --------    --------
OPERATING ACTIVITIES:
  Net Earnings.................................................................   $ 21,412    $ 21,641    $ 14,104
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.............................................     12,095      10,358       9,795
     Provision for supplemental pension........................................        165         708         897
     Provision for losses on accounts receivable...............................        357         277         255
     Deferred income tax (benefit).............................................       (890)        847       1,763
     Tax benefit relating to stock options exercised...........................        648         612         131
  Changes in assets and liabilities net of effects of acquisition of Polyprobe,
     Inc. and Alpha Probe, Inc.
     Accounts receivable.......................................................     (9,920)     (3,458)     (2,603)
     Inventories...............................................................    (13,114)    (14,236)     (5,901)
     Other assets..............................................................     (2,520)     (3,228)     (2,090)
     Accounts payable..........................................................     (3,742)      7,758         100
     Income taxes payable......................................................      1,695        (807)     (1,290)
     Accrued and other liabilities.............................................      5,697      (1,555)     (6,263)
                                                                                  --------    --------    --------
          Net cash provided by operating activities............................     11,883      18,917       8,898
                                                                                  --------    --------    --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...................................    (14,281)     (8,157)     (5,899)
  Purchases of marketable securities...........................................    (50,959)    (88,576)    (98,877)
  Maturities of marketable securities..........................................     65,611      91,132      97,806
  Acquisition of Polyprobe, Inc. and Alpha Probe, Inc. ........................       (450)         --          --
                                                                                  --------    --------    --------
          Net cash used in investing activities................................        (79)     (5,601)     (6,970)
                                                                                  --------    --------    --------
FINANCING ACTIVITIES:
  Exercise of stock options....................................................      2,184       2,165       1,588
  Treasury shares acquired under repurchase programs...........................    (12,958)    (13,971)     (2,480)
                                                                                  --------    --------    --------
          Net cash used in financing activities................................    (10,774)    (11,806)       (892)
                                                                                  --------    --------    --------
  Effect of exchange rates on cash.............................................        178        (743)     (1,013)
                                                                                  --------    --------    --------
Increase in cash and cash equivalents..........................................      1,208         767          23
Cash and cash equivalents, beginning of year...................................      3,364       2,597       2,574
                                                                                  --------    --------    --------
Cash and cash equivalents, end of year.........................................   $  4,572    $  3,364    $  2,597
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest..................................................................   $     29    $     25    $     18
                                                                                  --------    --------    --------
     Income taxes..............................................................   $  7,007    $  7,302    $  3,247
                                                                                  --------    --------    --------
  Non-cash transactions:
     Net transfers of inventory to fixed assets for use as demonstration
       equipment...............................................................   $  8,315    $  8,189    $  5,745
                                                                                  --------    --------    --------
     Issuance of common stock for acquisition of Polyprobe, Inc. and Alpha
       Probe, Inc. ............................................................   $  2,700    $     --    $     --
                                                                                  --------    --------    --------

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company" -- which may be referred to as our, us or we). All material intercompany balances and transactions have been eliminated.

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We will adopt SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 will not have a material effect on our financial statements.

  Taxes on Income

     We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

  Revenue Recognition

     We recognize revenue and all related costs, including warranty, when product is shipped and title passes to the customer. For certain products where we maintain consigned inventory at customer locations, revenue is recognized at the time we are notified that the product has been used by the customer. Revenue for service contracts is recognized ratably over the term of the contract.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Earnings Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," we report basic earnings per share, which is based upon weighted average common shares outstanding, and diluted earnings per share which includes the dilutive effect of stock options outstanding.

  Impairment of Long Lived Assets

     The recoverability of the excess of cost over fair value of net assets acquired is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If we believe an impairment exists, the carrying amount of these assets would be reduced to their fair value as defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

  Other Assets

     a. Goodwill Goodwill represents the excess of cost over net assets acquired and is amortized using the straight-line method over periods not exceeding 20 years. Unamortized goodwill at June 30, 1999 was $5.21 million and $2.31 million at June 30, 1998.

       During fiscal 1999 we acquired Polyprobe, Inc. and Alpha Probe, Inc. for $3.2 million. The acquisitions were accounted for using the purchase method of accounting and were paid for by issuing 125,141 shares of our common stock plus $450 thousand in cash. Goodwill of $3.1 million related to these purchases will be amortized over 10 years.

     b. Capitalized Software Development Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and included in Other Assets. The amount of capitalized software development costs were $3.7 million at June 30, 1999 and $0.9 million at June 30, 1998. Software development costs are amortized using the straight-line method over the remaining estimated economic life of the product, not to exceed 5 years. Amortization of software development costs was $51 thousand in fiscal 1999.

       The carrying value of capitalized software costs is regularly reviewed by the Company, and a loss would be recognized if the net realizable value falls below the unamortized cost.

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

     Beginning fiscal 1999, certain service expenses directly related to revenue producing activities and warranty were reclassified from selling, general and administrative expenses (SG&A) to Cost of Sales. The reclassification resulted in a better matching of revenue and expenses and had no impact on reported net earnings, earnings per

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

share or stockholders' equity. Amounts reported for prior years have been reclassified to conform to the 1999 presentation. Service expenses reclassified from SG&A to Cost of Sales were $9.7 million for 1999, $9.2 million for 1998 and $9.2 million for 1997. The effect of this reclassification was to reduce gross margin by approximately 4 percentage points in each year and reduce SG&A as a percent of sales by a comparable amount.

  New Accounting Standards

     The following new accounting standards were adopted in fiscal 1999 and did not affect results of operations, cash flows or financial position.

  SFAS                    TITLE                                             PURPOSE
--------   -----------------------------------  ----------------------------------------------------------------

No. 130    Reporting Comprehensive Income       This statement established new disclosure requirements for comprehensive income which includes net earnings and all other nonowner changes in equity, such as foreign currency translation adjustments.

No. 131    Disclosures about Segments of an     This statement established new standards for reporting
           Enterprise and Related Information   information about operating segments and related disclosures about products, geographic areas and major customers.

No. 132    Employers' Disclosures about         This statement standardized the disclosure requirements for
           Pensions and Other Postretirement    pensions and other postretirement benefits.
           Benefits

2.  FINANCIAL INSTRUMENTS

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

     We determined that our investment portfolio will be held-to-maturity and is therefore carried at amortized cost.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  FINANCIAL INSTRUMENTS -- (CONTINUED)
     As of June 30, 1999, marketable securities were classified as follows:

                                                                                     GROSS UNREALIZED
                                                                       AMORTIZED    ------------------
SHORT TERM                                                               COST        GAINS     LOSSES     FAIR VALUE
----------                                                             ---------    -------    -------    ----------
U.S. Treasury Securities............................................    $34,870     $     7    $    21     $ 34,856
Tax-Exempt Securities...............................................     10,669          51         --       10,720
                                                                        -------     -------    -------     --------
          Short-term total..........................................    $45,539     $    58    $    21     $ 45,576
                                                                        -------     -------    -------     --------
                                                                        -------     -------    -------     --------
LONG TERM
---------
U.S. Treasury Securities............................................    $15,009     $   232    $    --     $ 15,241
Tax-Exempt Securities...............................................      5,487          38          2        5,523
                                                                        -------     -------    -------     --------
          Long-term total...........................................    $20,496     $   270    $     2     $ 20,764
                                                                        -------     -------    -------     --------
                                                                        -------     -------    -------     --------
          Totals....................................................    $66,035     $   328    $    23     $ 66,340
                                                                        -------     -------    -------     --------
                                                                        -------     -------    -------     --------

     As of June 30, 1998, our marketable securities were classified as follows:

                                                                                     GROSS UNREALIZED
                                                                       AMORTIZED    ------------------
SHORT TERM                                                               COST        GAINS     LOSSES     FAIR VALUE
----------                                                             ---------    -------    -------    ----------
U.S. Treasury Securities............................................    $43,123     $    36    $     4     $ 43,155
Tax-Exempt Securities...............................................      3,191           6         --        3,197
                                                                        -------     -------    -------     --------
          Short-term total..........................................    $46,314     $    42    $     4     $ 46,352
                                                                        -------     -------    -------     --------
                                                                        -------     -------    -------     --------
LONG TERM
---------
U.S. Treasury Securities............................................    $19,017     $   341    $     9     $ 19,349
Tax-Exempt Securities...............................................     15,354         120          2       15,472
                                                                        -------     -------    -------     --------
          Long-term total...........................................    $34,371     $   461    $    11     $ 34,821
                                                                        -------     -------    -------     --------
                                                                        -------     -------    -------     --------
          Totals....................................................    $80,685     $   503    $    15     $ 81,173
                                                                        -------     -------    -------     --------
                                                                        -------     -------    -------     --------

     We invest our excess cash primarily in U.S. Treasury and tax-exempt securities. Since we hold all short- and long-term securities until maturity, such investments are subject to little market risk. We have not incurred losses related to these investments.

  Derivative Financial Instruments

     We have limited involvement with derivative financial instruments and do not use them for trading purposes. We utilize foreign currency forward exchange contracts to hedge specific foreign currency exposures. The effect of this practice is to minimize the impact of foreign exchange rate movements on our operating results. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on hedged exposures.

     As of June 30, 1999, we had $4.5 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

  Concentration of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers' financial condition are performed. We maintain reserves for potential credit losses and these losses have not exceeded our expectations.

                        DATASCOPE CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  INVENTORIES

                                                                                JUNE 30,
                                                                           ------------------
                                                                            1999       1998
                                                                           -------    -------
Materials...............................................................   $15,788    $13,323
Work in process.........................................................     6,229      6,620
Finished goods..........................................................    20,730     18,374
                                                                           -------    -------
                                                                           $42,747    $38,317
                                                                           -------    -------
                                                                           -------    -------

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                                JUNE 30,
                                                                          -------------------
                                                                            1999       1998
                                                                          --------   --------
Land....................................................................  $  8,506   $  4,059
Buildings...............................................................    21,306     20,782
Machinery, furniture and equipment......................................    82,981     72,557
Leasehold improvements..................................................     3,881      3,979
                                                                          --------   --------
                                                                           116,674    101,377
Less accumulated depreciation and amortization..........................    53,353     48,502
                                                                          --------   --------
                                                                          $ 63,321   $ 52,875
                                                                          --------   --------
                                                                          --------   --------

     The estimated useful life of machinery and equipment is 5 years, furniture 8 years and buildings 40 years. We are constructing a new facility for the Patient Monitoring business in Mahwah, New Jersey. Costs incurred through June 30, 1999 were $7.2 million.

5.  TAXES ON INCOME

     The provision for taxes on income consisted of the following:

                                                                                           YEAR ENDED JUNE 30,
                                                                                        --------------------------
                                                                                         1999      1998      1997
                                                                                        ------    ------    ------
Taxes currently payable:
     Federal.........................................................................   $7,404    $5,550    $  854
     State...........................................................................    1,139       803       187
     Foreign.........................................................................      719       874       912
                                                                                        ------    ------    ------
          Total current                                                                  9,262     7,227     1,953
Deferred income taxes::
     Federal.........................................................................     (801)      925     2,013
     State...........................................................................      (89)     (104)      111
     Foreign.........................................................................        0        26      (361)
                                                                                        ------    ------    ------
          Total deferred                                                                  (890)      847     1,763
                                                                                        ------    ------    ------
               Total provision for taxes on income...................................   $8,372    $8,074    $3,716
                                                                                        ------    ------    ------
                                                                                        ------    ------    ------

     Amounts are reflected in the preceding table based on the location of the taxing authorities. As of June 30, 1999, we have not made a U.S. tax provision for the unremitted earnings of our international subsidiaries. These earnings, which approximated $34.26 million as of June 30, 1999 are expected to be permanently reinvested outside of the United States.

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  TAXES ON INCOME -- (CONTINUED)

     We operate a manufacturing subsidiary in an industrial development zone in Europe. Profits from those manufacturing activities are exempt from corporation taxes until December 31, 1999. Alternative tax planning strategies are being implemented to reduce the impact from the loss of this tax exemption.

     Reconciliations of the U.S. statutory income tax rate to our effective tax rate follow:

                                                                             YEAR ENDED JUNE 30,
                                                     --------------------------------------------------------------------
                                                             1999                    1998                    1997
                                                     --------------------    --------------------    --------------------
                                                                EFFECTIVE               EFFECTIVE               EFFECTIVE
                                                     AMOUNT      RATE        AMOUNT      RATE        AMOUNT      RATE
                                                     -------    ---------    -------    ---------    -------    ---------
Tax computed at federal statutory rate............   $10,425       35.0%     $10,400       35.0%     $ 6,237       35.0%
(Decrease) increase resulting from:
Benefit attributable to foreign sales corp........      (956)      (3.2)        (821)      (2.8)        (787)      (4.4)
State taxes on income, net of federal income tax
  benefit.........................................       683        2.3          454        1.5          194        1.1
Research and development credit, net..............      (325)      (1.1)        (518)      (1.7)        (414)      (2.3)
Income exempt from foreign corporate taxes........    (1,369)      (4.6)      (1,432)      (4.8)      (1,194)      (6.7)
Rate differential on foreign income...............       (31)      (0.2)         206        0.7          167        0.9
Interest income exempt from federal income tax....      (282)      (0.9)        (239)      (0.8)        (204)      (1.1)
Other.............................................       227        0.8           24        0.1         (283)      (1.6)
                                                     -------      -----      -------      -----      -------      -----
     Total provision for taxes on income..........   $ 8,372       28.1%     $ 8,074       27.2%     $ 3,716       20.9%
                                                     -------      -----      -------      -----      -------      -----
                                                     -------      -----      -------      -----      -------      -----

     Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items that we receive a tax deduction for, but have not yet been recorded in the statement of consolidated earnings).

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  TAXES ON INCOME -- (CONTINUED)
     The tax effects of the major items recorded as deferred tax assets and liabilities are:

                                                                             JUNE 30,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
                                                                    DEFERRED TAX    DEFERRED TAX
                                                                      ASSETS          ASSETS
                                                                    (LIABILITIES)   (LIABILITIES)
                                                                    ------------    ------------
Inventories......................................................     $  2,433        $  2,027
Warranty.........................................................        1,229             978
Sales returns & allowances.......................................          419              51
Accrued expenses.................................................          272             461
Foreign & state tax credits......................................          833             833
Unrealized foreign exchange losses...............................          251             316
Deferred state income taxes......................................         (352)           (371)
                                                                      --------        --------
     Current.....................................................        5,085           4,295
                                                                      --------        --------
Supplemental pension.............................................        4,403           4,350
Tax loss carryforwards...........................................        2,044           1,912
Accelerated depreciation.........................................       (3,217)         (2,370)
Accrued pension expense..........................................         (189)           (317)
Asset writedowns.................................................          611              --
Other, net.......................................................          380             225
Less: Valuation allowance........................................       (2,044)         (1,912)
                                                                      --------        --------
     Non-current.................................................        1,988           1,888
                                                                      --------        --------
          Total..................................................     $  7,073        $  6,183
                                                                      --------        --------
                                                                      --------        --------

     The net current deferred tax assets have been included in prepaid expenses and other current assets and the net non-current deferred tax assets have been included in other assets on the accompanying consolidated balance sheets.

     A valuation allowance is recorded because some items recorded as deferred tax assets may not be realizable. The valuation allowance reduces the deferred tax assets to our best estimate of net deferred assets which more likely than not will be realized.

     The valuation allowance increased by $132 thousand during fiscal 1999 due to the net increase of foreign and state tax loss carryforwards. The valuation allowance of $2.04 million at June 30, 1999 was comprised of tax benefits of $228 thousand of foreign tax loss carryforwards and $1.81 million of state tax loss carryforwards. Benefits from foreign tax loss carryforwards of $103 thousand expire during the period 2001 through 2004 and $125 thousand may be carried forward indefinitely. The benefits of state tax loss carryforwards expire during the period 2000 through 2015.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  EARNINGS PER SHARE

     The computation of basic and diluted earnings per share is shown in the table below.

                                                                   YEAR ENDED JUNE 30,
                                                               -----------------------------
                                                                1999       1998       1997
                                                               -------    -------    -------
Net earnings................................................   $21,412    $21,641    $14,104
                                                               -------    -------    -------
Weighted average shares outstanding for basic earnings per
  share.....................................................    15,247     15,840     16,049
Effect of dilutive employee stock options...................       474        563        307
                                                               -------    -------    -------
Weighted average shares outstanding for diluted earnings per
  share.....................................................    15,721     16,403     16,356
                                                               =======    =======    =======
Basic earnings per share....................................   $  1.40    $  1.37    $  0.88
                                                               -------    -------    -------
Diluted earnings per share..................................   $  1.36    $  1.32    $  0.86
                                                               -------    -------    -------

7.  STOCK OPTIONS, SHAREHOLDER RIGHTS AND STOCK REPURCHASE PLANS

  Stock Option Plans

     We have two employee stock option plans covering 4,575,000 shares of common stock as well as option agreements with certain consultants and members of the board of directors. The plans provide that options may be granted at a price of 100% of fair market value on date of grant, may be exercised in full or in installments, at the discretion of the board of directors, and must be exercised within ten years from date of grant.

     A summary of activity under the stock option plans is as follows:

                                                                      YEAR ENDED JUNE 30,
                                             -----------------------------------------------------------------------
                                                     1999                    1998                     1997
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                                          AVERAGE                  AVERAGE                  AVERAGE
                                                          EXERCISE                 EXERCISE                 EXERCISE
                                              SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                             ---------    --------    ---------    --------    ---------    --------
Outstanding at July 1.....................   2,157,670     $18.72     1,935,869     $16.93     1,738,219     $16.63
     Granted..............................     523,275      26.03       476,700      25.00       493,100      17.94
     Exercised............................    (168,478)     16.44      (156,737)     15.09      (112,625)     14.51
     Canceled.............................    (194,261)     21.19       (98,162)     19.69      (182,825)     18.35
                                             ---------                ---------                ---------
Outstanding at June 30....................   2,318,206      20.33     2,157,670      18.72     1,935,869      16.93
                                             ---------                ---------                ---------
                                             ---------                ---------                ---------
Exercisable at June 30....................   1,341,617     $17.76     1,243,616     $16.41     1,141,830     $15.88
                                             ---------                ---------                ---------

     At June 30, 1999 there were 2,337,904 shares of common stock reserved for stock options.

     We adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) in fiscal 1997. We continue to account for our stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  STOCK OPTIONS, SHAREHOLDER RIGHTS AND STOCK REPURCHASE PLANS -- (CONTINUED)

     In accordance with SFAS No. 123 the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to our stock option plans, pro forma net income and earnings per share would have been reported as the following pro forma amounts:

                                                                   YEAR ENDED JUNE 30,
                                                               -----------------------------
                                                                1999       1998       1997
                                                               -------    -------    -------
Net earnings -- as reported.................................   $21,412    $21,641    $14,104
                                                               -------    -------    -------
Net earnings -- pro forma...................................   $19,168    $20,514    $13,165
                                                               -------    -------    -------
Basic earnings per share -- as reported.....................   $  1.40    $  1.37    $  0.88
                                                               -------    -------    -------
Basic earnings per share -- pro forma.......................   $  1.26    $  1.30    $  0.82
                                                               -------    -------    -------
Diluted earnings per share -- as reported...................   $  1.36    $  1.32    $  0.86
                                                               -------    -------    -------
Diluted earnings per share -- pro forma.....................   $  1.22    $  1.25    $  0.80
                                                               -------    -------    -------

     This pro forma impact only takes into account options granted since
July 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the respective vesting period.

     The fair values of option grants were determined using the Black-Scholes option-pricing model with the following assumptions:

                                                                   YEAR ENDED JUNE 30,
                                                               -----------------------------
                                                                1999       1998       1997
                                                               -------    -------    -------
Dividend yield..............................................      None       None       None
Volatility..................................................        35%        33%        33%
Risk-free interest rate.....................................      5.78%      5.52%      6.33%
Expected life...............................................   4 Years    4 Years    4 Years

     The weighted average fair value of options granted was $9.34 in 1999, $8.43 in 1998 and $6.41 in 1997.

     The following table summarizes information concerning outstanding and exercisable stock options at June 30, 1999.

                                                                            STOCK OPTIONS
                                 STOCK OPTIONS OUTSTANDING                   EXERCISABLE
                        -------------------------------------------     ----------------------
                                                           WEIGHTED                   WEIGHTED
                                      WEIGHTED AVERAGE     AVERAGE                    AVERAGE
 RANGE OF EXERCISE                    REMAINING            EXERCISE                   EXERCISE
       PRICES            OPTIONS      CONTRACTUAL LIFE      PRICE        OPTIONS       PRICE
--------------------    ---------     ----------------     --------     ---------     --------
$ 7.38 -- $13.88           66,461           2.09            $10.35         66,461      $10.35
$14.00 -- $14.00          500,000           4.09            $14.00        500,000      $14.00
$14.25 -- $22.38          806,695           6.56            $18.59        520,869      $18.50
$22.50 -- $31.13          945,050           8.86            $25.86        254,287      $25.59
                        ---------           ----            ------      ---------      ------
                        2,318,206           6.84            $20.33      1,341,617      $17.76
                        ---------                                       ---------
                        ---------                                       ---------

  Shareholder Rights Plan

     In May 22, 1991, we adopted a Shareholder Rights Plan. The purpose of the plan is to prevent us from being the target of an unsolicited tender offer or unfriendly takeover. The plan will expire on June 2, 2001.

     Under the plan, our common stockholders were issued one preferred stock purchase right for each share of common stock owned by them. The preferred stock purchase rights expire on June 2, 2001. Until they are redeemed by us or expire, each preferred stock purchase right entitles the holder to purchase .001 share of our

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

7. STOCK OPTIONS, SHAREHOLDER RIGHTS AND STOCK REPURCHASE PLANS -- (CONTINUED) Series A Preferred Stock, par value $1.00 per share, at an exercise price of $300. We may redeem the preferred stock purchase rights for $.01 per right at any time until after the date on which our right to redeem them has expired. In addition, the preferred stock purchase rights do not become exercisable until our right to redeem them has expired. Our right to redeem the preferred stock purchase rights expires on the 10th business day after the date of a public announcement that a person, or an acquiring person, has acquired ownership of our stock representing 15 percent or more of our shareholders' general voting power. Before an acquiring person acquires 50% or more of our outstanding common stock, the plan provides that we may offer to exchange the rights, in whole or in part, on the basis of an exchange ratio of one share of common stock for each right. However, any rights owned by the acquiring person and its affiliates and associates will be null and void and cannot be exchanged for common stock.

     The plan also provides that, after the date of a public announcement that a person has acquired ownership of our stock representing 15 percent or more of our shareholders' general voting power, generally each holder of a preferred stock purchase right will have the right to purchase, at the exercise price, a number of shares of our preferred stock having a market value equal to twice the exercise price. The plan further provides that if certain other business combinations occur, generally each holder of a preferred stock purchase right will have the right to purchase, at the exercise price, a number of shares of the acquiring person's common stock having a market value of twice the exercise price.

  Stock Repurchase Plans

     On May 3, 1996, we announced a stock repurchase program for up to $20 million of our common stock to be repurchased when market conditions and other relevant factors were favorable. We had acquired 793,400 shares prior to this year and completed the program in fiscal 1999 with the repurchase of 83,525 additional shares.

     We announced a second stock repurchase program on August 5, 1998, also for $20 million, and as of June 30, 1999 have repurchased 479,325 shares at a cost of approximately $9.7 million.

  Stock Compensation Plan for Non-Employee Directors

     We have a compensation plan for non-employee directors, which became effective in calendar year 1998. A summary of this plan is shown below:

     o Any member of the board of directors who is not an employee or a consultant to us or any of our divisions or subsidiaries will receive an annual retainer (currently $24 thousand) payable in shares of our common stock.

     o Payment of the annual retainer is made in January for the prior calendar year.

     o A non-employee director may elect to defer receipt of the annual retainer in which case the annual retainer will be paid entirely in shares of our common stock that will be deposited into a director's account established under the plan.

     o In the case of a non-employee director who does not elect to receive the retainer (or who has not filed a form of election), 39.6% of the retainer will be paid in cash (to approximate current federal income tax liability) and the balance in our common stock.

     o Distribution of amounts in a director's account will be made when an event of distribution occurs, in accordance with the method of distribution stated in the form of election.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  SEGMENT INFORMATION

     Our business is the development, manufacture and sale of medical devices. We have two reportable segments, Cardiac Assist/Monitoring Products and Vascular Grafts/Collagen Products.

     The Cardiac Assist/Monitoring Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of vascular disease and electronic physiological monitors that provide for patient safety and management of patient care.

     The Vascular Graft/Collagen Products segment includes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery and extravascular hemostasis devices, which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures.

     We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue.

                                                          CARDIAC      VASCULAR
                                                          ASSIST/      GRAFTS/     CORPORATE
                                                         MONITORING    COLLAGEN      AND
                                                         PRODUCTS      PRODUCTS     OTHER       CONSOLIDATED
                                                         ----------    --------    ---------    ------------
YEAR ENDED JUNE 30, 1999
Net sales to external customers.......................    $205,638     $ 63,462     $    --       $269,100
Operating margin......................................    $ 26,950     $  7,397     $(3,864)      $ 30,483
Assets (a)............................................    $140,962     $ 40,237     $88,295       $269,494
Capital expenditures..................................    $ 12,078     $  1,654     $   549       $ 14,281
Depreciation and amortization.........................    $  9,354     $  1,497     $ 1,244       $ 12,095

YEAR ENDED JUNE 30, 1998
Net sales to external customers.......................    $194,357     $ 48,043     $    --       $242,400
Operating margin......................................    $ 24,568     $  3,522     $(3,135)      $ 24,955
Assets (a)............................................    $118,464     $ 33,650     $100,934      $253,048
Capital expenditures..................................    $  4,681     $  1,524     $ 1,952       $  8,157
Depreciation and amortization.........................    $  7,897     $  1,129     $ 1,332       $ 10,358

YEAR ENDED JUNE 30, 1997
Net sales to external customers.......................    $190,848     $ 34,752     $    --       $225,600
Operating margin......................................    $ 25,694     $ (3,525)    $  (141)      $ 22,028
Assets (a)............................................    $110,336     $ 28,380     $99,146       $237,862
Capital expenditures..................................    $  4,134     $  1,273     $   492       $  5,899
Depreciation and amortization.........................    $  7,908     $  1,008     $   879       $  9,795

------------------
(a) Assets within Corporate and Other include cash, marketable securities, property, plant and equipment including the corporate headquarters, goodwill and cash surrender value of officers life insurance.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  SEGMENT INFORMATION -- (CONTINUED)
     Reconciliation to consolidated earnings before income taxes:

                                                                               YEAR ENDED JUNE 30,
                                                                          -----------------------------
                                                                           1999       1998       1997
                                                                          -------    -------    -------
Consolidated operating margin..........................................   $30,483    $24,955    $22,028
Interest income, net...................................................     3,313      4,947      4,726
Other expense..........................................................      (583)      (187)      (380)
Special items (b)......................................................    (3,429)        --     (8,554)
                                                                          -------    -------    -------
Consolidated earnings before taxes.....................................   $29,784    $29,715    $17,820
                                                                          -------    -------    -------
                                                                          -------    -------    -------

------------------
(b) Restructuring expenses in fiscal 1999 and litigation settlements in fiscal 1997.

     The following table presents net sales by geography based on the location of the external customer.

                                                                            YEAR ENDED JUNE 30,
                                                                      --------------------------------
                                                                        1999        1998        1997
                                                                      --------    --------    --------
United States......................................................   $193,146    $170,890    $154,570
                                                                      --------    --------    --------
Foreign countries..................................................     75,954      71,510      71,030
                                                                      --------    --------    --------
Total..............................................................   $269,100    $242,400    $225,600
                                                                      --------    --------    --------
                                                                      --------    --------    --------

     The following table presents long-lived assets by geography.

                                                                               YEAR ENDED JUNE 30,
                                                                          -----------------------------
                                                                           1999       1998       1997
                                                                          -------    -------    -------
United States..........................................................   $70,526    $54,418    $47,076
                                                                          -------    -------    -------
Foreign countries......................................................    10,535      9,323      8,906
                                                                          -------    -------    -------
Total..................................................................   $81,061    $63,741    $55,982
                                                                          -------    -------    -------
                                                                          -------    -------    -------

9.  RETIREMENT BENEFIT PLANS

     We have various retirement benefit plans covering substantially all U.S. and international employees. Total pension expense for the domestic and international pension plans was $3.98 million in 1999, $3.85 million in 1998 and $3.44 million in 1997.

  Defined Benefit Plan -- U.S.

     We have a defined benefit pension plan designed to provide retirement benefits to substantially all U.S. employees. U.S. pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  RETIREMENT BENEFIT PLANS -- (CONTINUED)

     The change in benefit obligation, change in plan assets and funded status of the U.S. defined benefit pension plan is shown below:

                                                                              YEAR ENDED JUNE 30,
                                                                        --------------------------------
                                                                          1999        1998        1997
                                                                        --------    --------    --------
Change in Benefit Obligation
----------------------------
  Pension benefit obligation at beginning of year....................   $ 25,913    $ 21,282    $ 21,184
  Service cost.......................................................      1,903       1,587       1,304
  Interest cost......................................................      1,800       1,577       1,369
  Plan amendments....................................................        (41)          0         176
  Actual (gain)/loss.................................................        152       1,853      (2,335)
  Benefits paid......................................................       (487)       (386)       (416)
                                                                        --------    --------    --------
     Pension benefit obligation at end of year.......................   $ 29,240    $ 25,913    $ 21,282
                                                                        --------    --------    --------
                                                                        --------    --------    --------
Change in Plan Assets
---------------------
  Fair value of plan assets at beginning of year.....................   $ 23,623    $ 20,460    $ 18,429
  Actual return on assets............................................      1,675       2,090       1,267
  Employer contributions.............................................      1,633       1,459       1,180
  Benefits paid......................................................       (487)       (386)       (416)
                                                                        --------    --------    --------
     Fair value of plan assets at end of year........................   $ 26,444    $ 23,623    $ 20,460
                                                                        --------    --------    --------
                                                                        --------    --------    --------
Funded Status at June 30,
-------------------------
  Pension benefit obligation.........................................   $(29,240)   $(25,913)   $(21,282)
  Fair value of plan assets..........................................     26,444      23,623      20,460
                                                                        --------    --------    --------
  Funded status -- plan assets less than benefit obligation..........     (2,796)     (2,290)       (822)
  Unrecognized prior service cost....................................         27          69          73
  Unrecognized net actuarial loss....................................      2,953       2,652       1,182
  Unrecognized net obligation remaining at June 30,..................        325         396         467
                                                                        --------    --------    --------
     Prepaid pension cost............................................   $    509    $    827    $    900
                                                                        --------    --------    --------
                                                                        --------    --------    --------

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  RETIREMENT BENEFIT PLANS -- (CONTINUED)

     The components of net pension expense of the U.S. defined benefit pension plan include the following:

                                                                                YEAR ENDED JUNE 30,
                                                                           -----------------------------
                                                                            1999       1998       1997
                                                                           -------    -------    -------
Pension expense
---------------
  Service cost..........................................................   $ 1,904    $ 1,587    $ 1,303
  Interest cost.........................................................     1,800      1,576      1,369
  Expected return on assets.............................................    (1,855)    (1,706)    (1,625)
  Amortization of net loss and unrecognized prior service cost..........        31          4          4
  Amortization of the remaining unrecognized net obligation.............        71         71         71
                                                                           -------    -------    -------
  Net pension expense...................................................   $ 1,951    $ 1,532    $ 1,122
                                                                           -------    -------    -------
                                                                           -------    -------    -------

                                                                                YEAR ENDED JUNE 30,
                                                                           -----------------------------
                                                                            1999       1998       1997
                                                                           -------    -------    -------
Actuarial assumptions
---------------------
  Discount rate.........................................................      7.00%      7.00%      7.25%
  Salary increase.......................................................      6.00%      6.00%      6.00%
  Long-term return on assets............................................      7.75%      7.75%      8.00%

     Plan assets are invested in U.S. Government and corporate securities and include investments in our common stock of $3.08 million (96,000 shares) at June 30, 1999. No dividends are paid on our common stock.

  Defined Benefit Plans -- International

     We have international defined benefit pension plans which cover substantially all employees. Retirement benefits are based on years of service, final average earnings and social security benefits. Funding policies are based on local statutes and the assets are invested in guaranteed insurance contracts.

     The funded status and components of net pension expense of the international defined benefit pension plans are shown below:

                                                                                YEAR ENDED JUNE 30,
                                                                           -----------------------------
                                                                            1999       1998       1997
                                                                           -------    -------    -------
Funded status at June 30,
------------------------
  Pension benefit obligation............................................   $(1,827)   $(1,473)   $(1,239)
  Fair value of plan assets.............................................       266        249        450
                                                                           -------    -------    -------
  Funded status.........................................................    (1,561)    (1,722)      (789)
  Unrecognized net actuarial loss.......................................     1,256      1,326        747
  Unrecognized net obligation remaining at June 30,.....................        83        100        117
                                                                           -------    -------    -------
     (Accrued)/Prepaid pension cost.....................................   $  (222)   $   (47)   $    75
                                                                           -------    -------    -------
                                                                           -------    -------    -------

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  RETIREMENT BENEFIT PLANS -- (CONTINUED)

                                                                                YEAR ENDED JUNE 30,
                                                                           -----------------------------
                                                                            1999       1998       1997
                                                                           -------    -------    -------
Pension Expense
---------------
  Service cost..........................................................   $   199    $   179    $   142
  Interest cost.........................................................       114        100         92
  Expected return on assets.............................................       (26)       (42)       (40)
  Amortization of net loss and unrecognized prior service cost..........        37         25         21
  Amortization of the remaining unrecognized net obligation.............        17         17         17
                                                                           -------    -------    -------
     Net pension expense................................................   $   341    $   279    $   232
                                                                           -------    -------    -------
                                                                           -------    -------    -------
Actuarial Assumptions
---------------------
  Discount rate.........................................................      7.00%      7.00%      7.25%
  Salary increase.......................................................      6.00%      6.00%      6.00%
  Long-term return on assets............................................      7.75%      7.75%      8.00%

  Supplemental Retirement Plans

     We have noncontributory, unfunded supplemental defined benefit retirement plans for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, and certain other current and former key officers. Life insurance has been purchased to recover a substantial portion of the net after tax cost for these supplemental retirement plans. The assumptions used to develop the supplemental pension cost and the actuarial present value of the projected benefit obligation are reviewed annually.

     A summary of Mr. Saper's supplemental pension plan is as follows:

   o Mr. Saper is entitled to receive a lifetime pension of up to 60% of his average earnings for the three-year period in which Mr. Saper's compensation was greatest of the ten years immediately preceding his retirement.
   o The supplementary retirement benefit will not be less than the value of the benefit that would have been payable had his retirement occurred at age 65.
   o The plan provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a split-dollar agreement between us, Mr. Saper and a trust for the benefit of Mr. Saper's family.
     The supplemental pension expense for Mr. Saper recognized in the consolidated financial statements was $148 thousand in 1999, $526 thousand in 1998 and $741 thousand in 1997.

     The supplemental retirement plan covering certain other current and former key officers provides that at age 65, these employees may receive, for a period of up to 15 years, a pension of up to 60% of a predetermined earnings level for the five-year period prior to retirement. The supplemental pension expense for these executives recognized in the consolidated financial statements was $17 thousand in 1999, $182 thousand in 1998 and $156 thousand in 1997.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  RETIREMENT BENEFIT PLANS -- (CONTINUED)

     The change in benefit obligation, funded status and components of net pension expense of the supplemental defined benefit retirement plans are shown below:

                                                                              YEAR ENDED JUNE 30,
                                                                        --------------------------------
                                                                          1999        1998        1997
                                                                        --------    --------    --------
Change In Benefit Obligation
----------------------------
  Pension benefit obligation at beginning of year....................   $  7,466    $  8,328    $     na
  Service cost.......................................................        183         165          na
  Interest cost......................................................        513         467          na
  Actuarial loss/(gain)..............................................        137      (1,459)         na
  Benefits paid......................................................        (35)        (35)         na
                                                                        --------    --------    --------
          Pension benefit obligation at end of year..................   $  8,264    $  7,466    $  8,328
                                                                        --------    --------    --------
                                                                        --------    --------    --------
Funded Status at June 30,
-------------------------
  Pension benefit obligation/Funded Status...........................   $ (8,264)   $ (7,466)   $ (8,328)
  Unrecognized prior service cost....................................        440         661       1,502
  Unrecognized net actuarial (gain)..................................     (3,094)     (3,982)     (3,289)
                                                                        --------    --------    --------
     Accrued pension liability.......................................   $(10,918)   $(10,787)   $(10,115)
                                                                        --------    --------    --------
                                                                        --------    --------    --------
Pension Expense
---------------
  Service cost.......................................................   $    224    $    164    $    200
  Interest cost......................................................        472         467         568
  Amortization of net (gain).........................................       (751)       (765)       (712)
  Amortization of unrecognized prior service cost....................        220         842         841
                                                                        --------    --------    --------
     Net pension expense.............................................   $    165    $    708    $    897
                                                                        --------    --------    --------
                                                                        --------    --------    --------
Actuarial Assumption
--------------------
  Discount rate......................................................       7.00%       7.00%       7.50%

  Defined Contribution Plans

     We have defined contribution savings and supplemental retirement plans that cover substantially all U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible domestic employees. The contributions are based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.53 million for 1999, $1.33 million for 1998 and $1.19 million for 1997.

                        DATASCOPE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  COMMITMENTS AND CONTINGENCIES

  Leases

     Future minimum rental commitments under noncancellable operating leases are as follows:

YEAR
-----------------------------------------------------------------------------------------------
2000...........................................................................................   $3,967
2001...........................................................................................    2,495
2002...........................................................................................    1,179
2003...........................................................................................      474
2004...........................................................................................       40
Thereafter.....................................................................................       32
                                                                                                  ------
  Total future minimum rental payments.........................................................   $8,187
                                                                                                  ------
                                                                                                  ------

     Total rent expense amounted to approximately $4.54 million in 1999, $4.16 million in 1998 and $4.39 million in 1997.

  Litigation

     We are subject to litigation in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits and that the outcome will not have a material adverse effect on our financial position or results of operations. See Footnote 12 for further discussion of settlements of litigation.

  Credit Arrangements

     We have lines of credit totaling $50.4 million, with interest payable at each lender's prime rate. We did not have any borrowings at June 30, 1999 or June 30, 1998. Of the total available, $25 million expires in December 1999 and $25 million expires in April 2000. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $400 thousand in lines of credit with no expiration date.

11.  RESTRUCTURING CHARGE

     In the third and fourth quarters of fiscal 1999, we recorded pre-tax restructuring charges totaling $3.43 million, or $0.14 per share, related to cost reduction programs. The pre-tax restructuring charge recorded in the third quarter was $864 thousand or $0.04 per share and the restructuring charge recorded in the fourth quarter was $2.57 million or $0.10 per share. The cost reduction programs and related restructuring charges consist of the following:

     o Lease termination costs and asset writedowns related to the closing of InterVascular's Clearwater, Florida leased manufacturing facility. The knitting and weaving operations currently housed in the Clearwater facility will be moved to InterVascular's expanded manufacturing facility in La Ciotat, France in the second quarter of fiscal 2001.

       The asset writedowns relate primarily to research and production equipment and leasehold improvements that will be removed from service and disposed. The assets have no salvage value.

     o Employee severance expenses related to workforce reductions and closing of the Clearwater facility. Approximately 70% of the 80 terminated employees left by June 30, 1999. The balance of the employees received notification prior to year-end and will be leaving over the next 15 months. The employee terminations were primarily in administrative, R&D and manufacturing positions.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  RESTRUCTURING CHARGE -- (CONTINUED)

     o Writedown of certain Genisphere fixed assets based on our revised market entry strategy for the 3DNA technology. The asset writedowns are primarily for manufacturing equipment that will be removed from service and disposed. The assets have no salvage value.

     A summary of the fiscal 1999 restructuring charges is shown below:

                                                          CLEARWATER,                   GENISPHERE
                                                           FLORIDA         EMPLOYEE      ASSET
                                                          PLANT CLOSURE    SEVERANCE    WRITEDOWN     TOTAL
                                                          -------------    ---------    ----------    ------
Fiscal 1999 charges....................................       $ 880         $ 1,674        $875       $3,429
Utilized in Fiscal 1999................................         535             482         875        1,892
                                                              -----         -------        ----       ------
Remaining liability at June 30, 1999...................       $ 345         $ 1,192        $ --       $1,537
                                                              -----         -------        ----       ------
                                                              -----         -------        ----       ------

12.  SPECIAL ITEMS

     Included in fiscal 1997 earnings were two special items as follows:

  Settlement of Shareholder Class Action Securities Lawsuit

     We settled the shareholder class action securities lawsuit filed in November 1993 for $5.6 million, including legal fees, or $3.3 million after tax, equivalent to $0.20 per diluted share.

  Settlement of Patent Infringement Lawsuit

     We settled the patent infringement lawsuit filed in February 1996 by Quinton Instruments Company and Sherwood Medical Company concerning the VasoSeal Vascular Hemostasis Device. The settlement allows all parties to market their respective vascular hemostasis products and includes covenants against future litigation. The cost of the settlement, including legal fees, was $3.0 million or $1.8 million after tax, equivalent to $0.11 per diluted share.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   YEAR ENDED JUNE 30, 1999
                                                 ------------------------------------------------------------
                                                  FIRST       SECOND        THIRD       FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                                 -------      -------      -------      -------      --------
Net sales.....................................   $55,700      $66,700      $70,500      $76,200      $269,100
                                                 -------      -------      -------      -------      --------
Gross margin..................................   $34,106      $41,048      $43,303      $46,867      $165,324
                                                 -------      -------      -------      -------      --------
Net earnings..................................   $ 2,681      $ 5,886      $ 5,966      $ 6,879      $ 21,412
                                                 -------      -------      -------      -------      --------
Earnings per share, basic.....................   $  0.17      $  0.39      $  0.39      $  0.45      $   1.40
                                                 -------      -------      -------      -------      --------
Earnings per share, diluted...................   $  0.17      $  0.38      $  0.38      $  0.43      $   1.36
                                                 -------      -------      -------      -------      --------

                                                                   YEAR ENDED JUNE 30, 1998
                                                 ------------------------------------------------------------
                                                  FIRST       SECOND        THIRD       FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                                 -------      -------      -------      -------      --------
Net sales.....................................   $54,300      $62,700      $60,300      $65,100      $242,400
                                                 -------      -------      -------      -------      --------
Gross margin..................................   $32,805      $38,028      $37,453      $40,518      $148,804
                                                 -------      -------      -------      -------      --------
Net earnings..................................   $ 2,669      $ 5,647      $ 6,205      $ 7,120      $ 21,641
                                                 -------      -------      -------      -------      --------
Earnings per share, basic.....................   $  0.17      $  0.35      $  0.39      $  0.46      $   1.37
                                                 -------      -------      -------      -------      --------
Earnings per share, diluted...................   $  0.16      $  0.34      $  0.38      $  0.44      $   1.32
                                                 -------      -------      -------      -------      --------

     Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

     Net earnings for fiscal 1999 includes restructuring charges as follows:

                                                                             THIRD       FOURTH        TOTAL
                                                                            QUARTER      QUARTER       FY 99
                                                                            -------      -------      --------
Restructuring charges..................................................     $   605      $ 1,564      $  2,169
Earnings per share, diluted............................................     $  0.04      $  0.10      $   0.14

14.  SUBSEQUENT EVENT

     On September 14, 1999 we announced a program to buy $30 million of our common stock. In September, we completed our second stock repurchase program to buy $20 million of our common stock which was announced in August 1998.

                        DATASCOPE CORP. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                             COLUMN C
                                                                     ------------------------
                                                                            ADDITIONS
                                                                     ------------------------     COLUMN D
                                                       COLUMN B        (1)          (2)          ----------     COLUMN E
                                                     ------------                  CHARGED TO    DEDUCTIONS    ----------
                     COLUMN A                        BALANCE AT      CHARGED TO    OTHER          FROM         BALANCE AT
--------------------------------------------------   BEGINNING OF    COSTS AND     ACCOUNTS--    RESERVES--    CLOSE OF
                   DESCRIPTION                        PERIOD         EXPENSES      DESCRIBE      DESCRIBE       PERIOD
--------------------------------------------------   ------------    ----------    ----------    ----------    ----------
YEAR ENDED JUNE 30, 1999
Allowance for doubtful accounts...................      $1,078          $357           $--          $243(A)      $1,192
                                                        ------          ----           --           ----         ------
                                                        ------          ----           --           ----         ------
Reserve for warranty costs........................         640            --           --             --            640
                                                        ------          ----           --           ----         ------
                                                        ------          ----           --           ----         ------
YEAR ENDED JUNE 30, 1998
Allowance for doubtful accounts...................      $  922          $277           $--          $121(A)      $1,078
                                                        ------          ----           --           ----         ------
                                                        ------          ----           --           ----         ------
Reserve for warranty costs........................         700            --           --             60(A)         640
                                                        ------          ----           --           ----         ------
                                                        ------          ----           --           ----         ------
YEAR ENDED JUNE 30, 1997
Allowance for doubtful accounts...................      $1,198          $255           $--          $531(A)      $  922
                                                        ------          ----           --           ----         ------
                                                        ------          ----           --           ----         ------
Reserve for warranty costs........................         810            --           --            110(A)         700
                                                        ------          ----           --           ----         ------
                                                        ------          ----           --           ----         ------

------------------
(A) Write-offs