Form 10-Q
period 1999-09-30
DATASCOPE CORP
filed 1999-11-12
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

                          Commission File Number 0-6516

                                 DATASCOPE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              13-2529596
-------------------------------                   -------------------
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

             14 Philips Parkway, Montvale, New Jersey   07645-9998
             ----------------------------------------   ----------
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

Number of Shares of Company's Common Stock outstanding as of October 29, 1999:
14,988,681.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

     First quarter of fiscal 2000 compared to the corresponding period last year.

     Net Sales

         Net sales of $63.5 million in the first quarter of fiscal 2000 increased $7.8 million or 14% from $55.7 million last year.

         Sales of the Cardiac Assist / Monitoring Products segment increased $3.3 million or 7% to $46.8 million from $43.5 million.

              Sales of Cardiac Assist products increased 7% to $25.2 million due to excellent worldwide market acceptance of the Company's two major products introduced in the last 18 months; the premium-priced Profile 8 Fr. balloon catheter and the System 98 balloon pump. The Company believes it increased its leading market share as a result of sales gains made in the first quarter.

              Patient Monitoring product sales were $21.6 million in the first quarter, an increase of 8% over last year's sales of $20.0 million. The increase was attributable to increased sales of newer monitors including the Expert(TM), Accutorr(R) Plus, MR Monitor and Visa II central stations. An expanded worldwide selling organization also contributed to the sales increase.

         Sales of the Collagen Products / Vascular Grafts segment increased $4.5 million or 37% to $16.7 million from $12.2 million.

              Sales of VasoSeal(R) VHD arterial puncture sealing devices were $12 million in the first quarter, or 46% above last year. VasoSeal's sales growth reflects continued strong market growth, excellent clinical performance and the expansion of its direct sales and clinical support organization in the United States. During the first quarter, VasoSeal(R) ES, the second generation product, was introduced in the U.S. and international markets. VasoSeal ES is expected to complement the VasoSeal VHD product and strengthen VasoSeal's competitive position. VasoSeal ES is based on the proprietary extravascular technology of VasoSeal VHD and features a one-size-fits-all design that eliminates multiple sizes and the measurement of skin-to-artery distance.

              Sales of Vascular grafts rose 18% to $4.6 million, attributable to sales of new products. In particular, sales of InterGard(R) Silver, the world's first anti-microbial vascular graft increased substantially after its successful launch in Europe last year. The InterGard Silver graft is expected to continue to contribute to higher sales and market share.

         The stronger U.S. dollar compared to major European currencies decreased total sales by approximately $300 thousand in the first quarter of fiscal 2000.

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 62.0% for the first quarter of fiscal 2000 compared to 61.2% last year, with the increase primarily attributable to increased sales of higher margin products.

     Research and Development (R&D)

         R&D expenses, as a percentage of sales, were 10.4% in the first quarter of fiscal 2000 compared to 14.1% last year.

         R&D expenses of $6.6 million in the first quarter of fiscal 2000, declined $1.2 million or 16%, primarily due to cost savings from the restructuring program implemented in the second half of last year and reduced development expenses in Patient Monitoring.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales, were 41.9% in the first quarter of fiscal 2000 compared to 42.2% in the corresponding period last year.

         SG&A expenses increased $3.1 million or 13% in the first quarter as a result of higher selling expenses in the VasoSeal, Patient Monitoring and Cardiac Assist product lines and increased corporate expenses.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $43 thousand in the first quarter of fiscal 2000.

     Interest Income and Expense

         Interest income was $0.9 million in the first quarter of fiscal 2000 compared to $1.1 million last year. The 19% lower interest income was attributable to a $7.1 million or 9% decrease in the average investment portfolio, from $74.9 to $67.8, and a decline in the average yield to 5.1% from 5.4%. The decline in the average investment portfolio was driven by cash used for the stock repurchase program, increased inventory to support new product introductions and increased capital expenditures related to the new Patient Monitoring facility in Mahwah, New Jersey.

     Net Earnings

         Net earnings in the first quarter of fiscal 2000 were $4.83 million or $0.30 per diluted share compared to $2.7 million, or $0.17 per diluted share. The increase in earnings reflects (a) sales growth in all product lines (b) a more profitable product mix (c) the cost savings from the restructuring program in the second half last year and (d) a comparison to a relatively weak first quarter last year.

     Liquidity and Capital Resources

         Working capital was $124.9 million at September 30, 1999 compared to $125.4 million at June 30, 1999 and the current ratio was 3.8:1 compared to 4.0:1.

         In the first quarter of fiscal 2000 cash provided by operations was $8.1 million, primarily attributable to net earnings, increased accounts payable and depreciation and amortization, and lower accounts receivable. Net cash used in investing activities was $0.8 million, primarily attributable to the purchase of $3.3 million of property, plant and equipment and purchases of marketable securities, partially offset by maturities of marketable securities. Net cash used in financing activities was $9.3 million, attributable to the stock repurchase program ($10.3 million), partially offset by cash received from exercise of stock options.

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

         As of November 12th, 1999, the results of our Year 2000 Program were as follows:

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

         Third Party Vendors and Suppliers We solicited statements of compliance from our key outside vendors and suppliers with respect to their CIS and products. All parties responded and informed us that they are currently compliant or plan to be compliant by December 31, 1999.

         Customers We solicited statements of compliance from our key customers with respect to their CIS. Approximately 71% have responded and informed us that they are currently compliant or have plans to be compliant by December 31, 1999. In the event that our key customers are unable to certify that they will be Year 2000 compliant, we will be assessing the accounts receivable collection risk of such key customers. Follow up requests continue to be sent to those customers that have not responded.

         During the remainder of 1999 we will continue our efforts to monitor the progress and obtain and evaluate responses of our key vendors, suppliers and customers.

         Costs The cost to modify the computer software programs used in our CIS is covered by existing service agreements with the software vendors. The assessments, testing and verification of our CIS products was performed by existing staff and no significant outside resources were required. Despite the use of internal resources for the Year 2000 Program, there was no significant deferral of other CIS projects. We do not currently anticipate that any remaining cost for the Year 2000 Program will be material to our financial condition or results of operations.

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

     Euro Conversion

         As part of the European Economic and Monetary Union (EMU), a single currency (Euro) will replace the national currencies of most of the European countries in which we conduct our business. The conversion rates between the Euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999. During a transition period from January 1, 1999 to December 31, 2001 parties may settle transactions using either Euro or the participating country's national currency. The participating national currencies will be removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. Full conversion of all affected country operations to the Euro currency is expected to be completed by the time national currencies are removed from circulation.

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

         As of September 30, 1999, we had $5.2 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                Sept 30,                 June 30,
                                                                  1999                     1999
                                                               -----------              -----------
Assets                                                         (unaudited)                  (a)
Current Assets:
  Cash and cash equivalents                                     $   2,482                $   4,572
  Short-term investments                                           50,145                   45,539
  Accounts receivable less allowance for
    doubtful accounts of $1,265 and $1,192                         56,630                   64,289
  Inventories                                                      50,470                   42,747
  Prepaid expenses and other current assets                         9,722                    9,439
                                                                ---------                ---------
      Total Current Assets                                        169,449                  166,586

Property, Plant and Equipment, net of accumulated
    depreciation of $55,389 and $53,353                            66,265                   63,321
Non-Current Marketable Securities                                  13,385                   20,496
Other Assets                                                       20,084                   19,091
                                                                ---------                ---------
                                                                $ 269,183                $ 269,494
                                                                =========                =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                              $  14,163                $  10,565
  Accrued expenses                                                 13,438                   10,721
  Accrued compensation                                              9,609                   13,804
  Deferred revenue                                                  4,219                    4,380
  Taxes on income                                                   3,106                    1,695
                                                                ---------                ---------
      Total Current Liabilities                                    44,535                   41,165

Other Liabilities                                                  13,991                   13,874
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                          --                       --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares; Issued and
    outstanding, 16,718 and 16,663 shares                             167                      167
  Additional paid-in capital                                       53,598                   52,570
  Treasury stock at cost, 1,756 and 1,416 shares                  (41,427)                 (31,079)
  Retained earnings                                               203,751                  198,921
  Accumulated other comprehensive income                           (5,432)                  (6,124)
                                                                ---------                ---------
                                                                  210,657                  214,455
                                                                ---------                ---------
                                                                $ 269,183                $ 269,494
                                                                =========                =========

                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                              --------------------------------
                                                1999                    1998
                                              --------                --------
Net Sales                                     $ 63,500                $ 55,700
                                              --------                --------

Costs and Expenses:
  Cost of sales                                 24,124                  21,594
  Research and development
    expenses                                     6,587                   7,834
  Selling, general and
    administrative expenses                     26,606                  23,509
                                              --------                --------
                                                57,317                  52,937
                                              --------                --------

Operating Earnings                               6,183                   2,763

Other (Income) Expense:
  Interest income                                 (867)                 (1,072)
  Interest expense                                   2                       6
  Other, net                                        48                     (56)
                                              --------                --------
                                                  (817)                 (1,122)
                                              --------                --------

Earnings Before Taxes on Income                  7,000                   3,885

Taxes on Income                                  2,170                   1,204
                                              --------                --------

Net Earnings                                  $  4,830                $  2,681
                                              ========                ========


Earnings Per Share, Basic                     $   0.32                $   0.17
                                              ========                ========
Weighted average common
   shares outstanding, Basic                    15,206                  15,417
                                              ========                ========

Earnings Per Share, Diluted                   $   0.30                $   0.17
                                              ========                ========
Weighted average common
   shares outstanding, Diluted                  16,093                  15,860
                                              ========                ========

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                     September 30,
                                                                                ---------------------------
                                                                                  1999               1998
                                                                                --------           --------
Operating Activities:
   Net cash provided by (used in) operating activities                         $  8,103            $ (1,101)
                                                                               --------            --------

Investing Activities:
   Capital expenditures                                                          (3,282)             (2,490)
   Purchases of marketable securities                                           (14,499)             (5,374)
   Maturities of marketable securities                                           17,003              20,530
                                                                               --------            --------
   Net cash (used in) provided by investing activities                             (778)             12,666
                                                                               --------            --------

Financing Activities:
   Treasury shares acquired under repurchase programs                           (10,348)            (11,694)
   Exercise of stock options and other                                            1,028                 119
                                                                               --------            --------
   Net cash used in financing activities                                         (9,320)            (11,575)
                                                                               --------            --------

   Effect of exchange rates on cash                                                 (95)                 54
                                                                               --------            --------

(Decrease) increase in cash and cash equivalents                                 (2,090)                 44
Cash and cash equivalents, beginning of period                                    4,572               3,364
                                                                               --------            --------

Cash and cash equivalents, end of period                                       $  2,482            $  3,408
                                                                               ========            ========

Supplemental Cash Flow Information
   Cash Paid (refunded) during the period for:
   Income taxes                                                                $    726            $ (1,018)
                                                                               --------            --------

Non-cash transactions:
   Net transfers of inventory to fixed assets
   for use as demonstration equipment                                          $  2,171            $  2,706
                                                                               --------            --------



                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company" - which may be referred to as "our", "us" or "we").

The consolidated balance sheet as of September 30, 1999 and the statements of consolidated earnings and cash flows for the three month periods ended September 30, 1999 and 1998 have been prepared by the Company, without audit. In our opinion, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the period ended September 30, 1999 are not necessarily indicative of a full year's operations.

We have reclassified certain prior year information to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                 --------             --------
                                 Sept 30,             June 30,
                                   1999                 1999
                                 -------              -------
         Materials               $18,727              $15,788
         Work in Process           7,664                6,229
         Finished Goods           24,079               20,730
                                 -------              -------
                                 $50,470              $42,747
                                 =======              =======

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the three months ended September 30, 1999 were as follows:

         Net income                                                $4,830
         Foreign currency translation adjustments                     692
         Common stock and additional paid-in
           capital effects of stock option activity                 1,028
         Purchases under stock repurchase plans                   (10,348)
                                                                  -------
         Total decrease in stockholders' equity                   ($3,798)
                                                                  =======

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

---------------------------         ----------------------------------------      ----------------------------------------
For Three Months Ended                         September 30, 1999                            September 30, 1998
---------------------------         ----------------------------------------      ----------------------------------------
                                       Net                         Per Share        Net                          Per Share
Basic EPS                           Earnings         Shares          Amount       Earnings         Shares          Amount
---------                           --------         ------        ---------      --------         ------        ---------
Earnings available to
   common shareholders               $4,830          15,206          $ 0.32        $2,681          15,417          $ 0.17

Diluted EPS
Options issued to employees              --             887           (0.02)           --             443              --
                                     ------          ------          ------        ------          ------          ------

Earnings available to
   common shareholders
   plus assumed conversions          $4,830          16,093          $ 0.30        $2,681          15,860          $ 0.17
                                     ======          ======          ======        ======          ======          ======

5.  Comprehensive Income

We adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) in our fiscal year 1999. This statement requires that we disclose comprehensive income and its components, including net income, minimum pension liability adjustments, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Our comprehensive income for the three months ended September 30, 1999 and 1998 is shown below. SFAS No. 130 has had no effect on our reported results of operations or financial position.

                                                        --------        ------
                                                         1999            1998
                                                        --------        ------
                   Net earnings                         $4,830          $2,681
                   Foreign currency translation            692           1,377
                                                        --------        ------
                   Total comprehensive income           $5,522          $4,058
                                                        ========        ======

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

6.  Segment Information

Our business is the development, manufacture and sale of medical devices. We have two reportable segments, Cardiac Assist / Monitoring Products and Collagen Products / Vascular Grafts.

The Cardiac Assist / Monitoring Products segment includes intra-aortic balloon pumps and catheters that are used in the treatment of vascular disease and electronic physiological monitors that provide for patient safety and management of patient care.

The Collagen Products / Vascular Grafts segment includes extravascular hemostasis devices which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures and a proprietry line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue. Net sales and operating margin are shown below.


                                                            Cardiac         Collagen
                                                           Assist /        Products /       Corporate
                                                          Monitoring        Vascular           and
                                                           Products          Grafts           Other        Consolidated
----------------------------------------------------    ----------------  ---------------- --------------  ------------
Three months ended September 30,1999
----------------------------------------------------
Net sales to external customers                            $46,818          $16,682               --         $63,500
                                                        -------------------------------------------------------------
Operating margin                                            $3,151           $3,491            ($459)         $6,183
                                                        -------------------------------------------------------------

---------------------------------------------------
Three months ended September 30,1998
---------------------------------------------------
Net sales to external customers                            $43,558          $12,142               --         $55,700
                                                        -------------------------------------------------------------
Operating margin                                            $3,102             $284            ($623)         $2,763
                                                        -------------------------------------------------------------

Reconciliation to consolidated
earnings before income taxes :                                1999            1998
-------------------------------                               ----            ----
Consolidated operating margin                               $6,183          $2,763
Interest income, net                                           865           1,066
Other (expense) income                                         (48)             56
                                                            ------         -------
Consolidated earnings before taxes                          $7,000          $3,885
                                                            ======          =======


                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

7.  Restructuring Program

In the second half of fiscal 1999, we recorded pre-tax restructuring charges totaling $3.43 million, or $0.14 per share, related to the following cost reduction programs; (a) lease termination costs and asset writedowns related to the closing of InterVascular's Clearwater, Florida leased manufacturing facility, (b) employee severance expenses related to workforce reductions and closing of the Clearwater facility and (c) writedown of certain Genisphere fixed assets based on our revised market entry strategy for the 3DNA technology.

A summary of the restructuring charges and remaining liability at September 30, 1999 is shown below.


                                                Clearwater
                                                 Florida                        Genisphere
                                                  Plant          Employee          Asset
                                                 Closure         Severance       Writedown        Total
                                                 -------       ------------      -----------      -----
Fiscal 1999 restructuring charges                  $880           $1,674            $875         $3,429
Utilized through September 30, 1999                 535              971             875          2,381
                                                   ----           ------            ----         ------
Remaining liability at September 30, 1999          $345             $703              --         $1,048
                                                   ====           ======            ====         ======

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


                                             DATASCOPE CORP.
                                             Registrant


                                             By: \s\ Lawrence Saper
                                                 -------------------------------
                                                 Chairman of the Board and
                                                 Chief Executive Officer


                                             By: \s\ Leonard S. Goodman
                                                 -------------------------------
                                                 Vice President, Treasurer  and
                                                 Chief Financial Officer

Dated:  November 12, 1999