Form 10-Q
period 1999-12-31
DATASCOPE CORP
filed 2000-02-14
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1999
                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                    Commission File Number 0-6516

                   DATASCOPE CORP.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                      13-2529596
------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

       14 Philips Parkway, Montvale, New Jersey  07645-9998
----------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (201) 391-8100

------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report:

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

Number of Shares of Company's Common Stock outstanding as of January 31, 2000:
15,060,120.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

     The following is a comparison of the second quarter and first six months of fiscal 2000 with the second quarter and first six months of fiscal 1999.

     Net Sales
     ---------

         Net sales were $74.8 million in the second quarter and $138.3 million in the first six months of fiscal 2000 representing an increase of 12% and 13% compared to the second quarter and first six months of fiscal 1999.

         Sales of the Cardiac Assist / Monitoring Products segment increased 7% to $56.3 million in the second quarter and 7% to $103.2 million in the first six months of fiscal 2000.

              Sales of cardiac assist products increased 8% to $29.3 million in the second quarter and 7% to $54.5 million in the first six months of fiscal 2000. The higher sales were attributable to continued excellent worldwide market acceptance of the Profile 8 Fr. intra-aortic balloon catheter and the System 98 balloon pump. Both of these products, introduced to the market last year, continue to contribute to the Company's substantial market share. During the second quarter, Profile 8 Fr. sales exceeded 50% of worldwide balloon catheter sales.

              Sales of patient monitoring products increased 7% to $27.1 million in the second quarter and 8% to $48.7 million in the first six months of fiscal 2000. The increased sales resulted primarily from higher shipments of the Passport portable monitor and the newer Accutorr(R) Plus blood pressure monitor. During the second quarter, the Company introduced Passport 2, a new generation of portable bedside monitors, to the international markets. Shipments began in late December and production is ramping up to satisfy backlog and a strong incoming order rate.

         Sales of the Collagen Products / Vascular Grafts segment increased 29% to $18.5 million in the second quarter and 33% to $35.1 million in the first six months of fiscal 2000.

              Sales of VasoSeal(R) arterial puncture sealing devices climbed 39% to a record $13.3 million in the second quarter and 42% to $25.3 million in the first six months of fiscal 2000. VasoSeal's strong sales growth reflects continued market growth, higher average selling prices and greater productivity from the expanded field sales organization. The VasoSeal product line consists of the VasoSeal VHD, the original VasoSeal, and VasoSeal ES which was introduced worldwide in the first quarter of fiscal 2000. In January 2000, VasoSeal VHD was cleared for reimbursement for certain procedures by the Ministry of Health in Japan. We expect that this clearance will provide a competitive advantage and stimulate sales growth in Japan over time.

         Sales of InterVascular, Inc. increased 7% to $4.9 million in the second quarter and 12% to $9.6 million in the first six months of fiscal 2000. The sales increase was attributable to continued strong demand for new products, particularly the InterGard(R) Silver, the world's first anti-microbial vascular graft which was launched in Europe during the fourth quarter last year. International sales, which account for a substantial portion of total sales, increased 22% in the second quarter and 19% in the first six months of fiscal 2000. Domestic sales declined sharply in the second quarter and first six months of fiscal 2000 as the Company's U.S. distributor reduced its inventory.

         The stronger U.S. dollar compared to major European currencies decreased total sales by approximately $1 million in the second quarter and $1.3 million in the first six months of fiscal 2000.

     Gross Profit (Net Sales Less Cost of Sales)
     -------------------------------------------

         The gross profit percentage was 61.5% for the second quarter and 61.7% for the first six months of fiscal 2000, compared to 61.5% and 61.4% for the corresponding periods last year. The gross profit percentage in the second quarter and first six months of fiscal 2000 benefitted from increased sales of higher margin products, which was offset by lower average selling prices for patient monitoring products.

     Research and Development (R&D)
     ------------------------------

         R&D expenses, as a percentage of sales, were 8.3% for the second quarter and 9.2% for the first six months of fiscal 2000, compared to 11.1% and 12.5% for the corresponding periods last year.

         R&D expenses were $6.2 million in the second quarter and $12.8 million for the first six months of fiscal 2000 compared to $7.4 million and $15.3 million for the corresponding periods last year. The decrease was primarily due to cost savings from the restructuring program implemented in the second half of last year and reduced development expenses in the Patient Monitoring product line.

     Selling, General & Administrative Expenses (SG&A)
     -------------------------------------------------

         SG&A expenses, as a percentage of sales, were 40.1% in the second quarter and 40.9% in the first six months of fiscal 2000, compared to 38.7% and 40.3% in the corresponding periods last year.

         SG&A expenses increased $4.2 million or 16% in the second quarter and $7.3 million or 15% in the first six months of fiscal 2000 as a result of increased corporate expenses and higher selling expenses in the VasoSeal and Patient Monitoring product lines, resulting from the sales force expansions.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $600 thousand in the second quarter and $900 thousand in the first six months of fiscal 2000.

     Interest Income and Expense
     ---------------------------

         Interest income in the second quarter of $0.8 million was unchanged compared to the second quarter last year. Interest income was $1.7 million for the first six months of fiscal 2000 compared to $1.8 million last year, with the 7% decline attributable to a 4% reduction in the average investment portfolio from $67.6 million to $65.2 million and a decline in the average yield to 5.3% from 5.5% . The decline in the average investment portfolio of $2.4 million reflected cash utilization for (a) the stock repurchase program, (b) inventory to support new product introductions, and (c) capital expenditures related to the new Patient Monitoring facility in Mahwah, New Jersey.

     Income Taxes
     ------------

         The consolidated effective tax rate was 31.0% for the second quarter and first six months of fiscal 2000 and fiscal 1999.

     Net Earnings
     ------------

         Net earnings increased 25% to $7.4 million or $0.46 per diluted share in the second quarter of fiscal 2000 compared to $5.9 million, or $0.38 per diluted share. Net earnings for the first six months of fiscal 2000 were $12.2 million or $0.76 per diluted share compared to $8.6 million or $0.55 per diluted share for the first six months last year. The increase in earnings primarily reflects:
              o   sales growth in all product lines
              o   a more profitable product mix, and
              o the cost savings from the restructuring program implemented in the second half of fiscal 1999.

Liquidity and Capital Resources

     Working capital was $128.6 million at December 31, 1999 compared to $125.4 million at June 30, 1999. The current ratio was unchanged at 4.0:1.

     In the first six months of fiscal 2000 cash provided by operations was $12.4 million, compared to a cash use of $4.9 million last year. The improvement is primarily attributable to higher net earnings, depreciation and amortization, and lower accounts receivable, partially offset by increased inventories to support new product introductions. Net cash used in investing activities was $5.9 million, primarily attributable to the purchase of $8.2 million of property, plant and equipment and a significant increase in the purchases of marketable securities, partially offset by maturities of marketable securities. Net cash used in financing activities was $8.1 million, attributable to the stock repurchase program completed in September 1999 ($10.3 million), partially offset by cash received from exercise of stock options.

     On September 14, 1999 we announced a program to buy $30 million of our common stock. In September 1999, we completed our second stock repurchase program to buy $20 million of our common stock.

     On December 7, 1999, the Board of Directors inaugurated a quarterly cash dividend of $0.04 per share payable on January 14, 2000 to stockholders of record at December 18, 1999.

     We believe our financial resources are sufficient to meet our projected cash requirements.

     The moderate rate of current U.S. inflation has not significantly affected the Company.

Year 2000

     The Year 2000 issue is a term used to describe problems that could have occurred when computer systems were unable to accurately interpret dates after December 31, 1999. These problems result from the fact that many software programs use the two digits "00" to represent the Year 2000.

     Starting in fiscal 1998 we commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue in our computer information systems, products, vendors, suppliers and customers.

     As of February 11, 2000, we had not experienced any Year 2000 problems regarding our computer information systems, products, vendors, suppliers or customers that caused disruptions in any of our business operations.

     The cost to modify the computer software programs used in our CIS was covered by existing service agreements with the software vendors. The assessments, testing and verification of our CIS products was performed by existing staff and no significant outside resources were required. Despite the use of internal resources for the Year 2000 Program, there was no significant deferral of other CIS projects. We do not anticipate that any remaining cost for the Year 2000 Program will be material to our financial condition or results of operations.

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

Information Concerning Forward Looking Statements

     This Management's Discussion and Analysis of Results of Operations and Financial Condition includes forward-looking statements that involve risks and uncertainties because of the possibility that: market conditions may change, particularly as the result of competitive activity in the cardiac assist, vascular sealing device and other markets served by us, because of our dependence on our suppliers for certain patient monitoring and collagen products, the possibility that we will not gain market acceptance in Japan for VasoSeal VHD because the clinical practice of physicians and hospitals may not change to allow for reimbursement under the guidelines set by the Ministry of Health and the risk that we may not gain a competitive advantage because competitors may obtain Ministry of Health reimbursement approval for their vascular sealing devices. Additional risks are our ability to successfully introduce and gain market acceptance for new products, continued demand for our products generally, the rapid and significant changes that characterize the medical device and life science research industries and the ability to continue to respond to such technological changes and because the timing of regulatory approvals is uncertain, as well as other risks detailed from time to time in documents filed by Datascope with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosures About Market Risk

     Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge a substantial portion of the foreign currency transactions which are primarily related to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged.

     We do not use derivative financial instruments for trading purposes. None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries.

     As of December 31, 1999, we had $4.1 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                                  Dec 31,                  June 30,
                                                                                                    1999                     1999
                                                                                                  -------                  --------
Assets                                                                                          (unaudited)                   (a)
Current Assets:
  Cash and cash equivalents                                                                      $   3,067                $   4,572
  Short-term investments                                                                            50,383                   45,539
  Accounts receivable less allowance for
    doubtful accounts of $1,318 and $1,192                                                          58,458                   64,289
  Inventories                                                                                       49,369                   42,747
  Prepaid expenses and other current assets                                                         10,232                    9,439
                                                                                                 ---------                ---------
      Total Current Assets                                                                         171,509                  166,586

Property, Plant and Equipment, net of accumulated
    depreciation of $57,254 and $53,353                                                             69,723                   63,321
Non-Current Marketable Securities                                                                   13,368                   20,496
Other Assets                                                                                        20,740                   19,091
                                                                                                 ---------                ---------
                                                                                                 $ 275,340                $ 269,494
                                                                                                 =========                =========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                                               $  11,029                $  10,565
  Accrued expenses                                                                                  16,113                   10,721
  Accrued compensation                                                                              10,916                   13,804
  Deferred revenue                                                                                   3,977                    4,380
  Taxes on income                                                                                      924                    1,695
                                                                                                 ---------                ---------
      Total Current Liabilities                                                                     42,959                   41,165

Other Liabilities                                                                                   14,121                   13,874
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                                                         --                       --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares; Issued and
    outstanding, 16,788 and 16,663 shares                                                              168                      167
  Additional paid-in capital                                                                        55,612                   52,570
  Treasury stock at cost, 1,758 and 1,416 shares                                                   (41,501)                 (31,079)
  Retained earnings                                                                                210,521                  198,921
  Accumulated other comprehensive income                                                            (6,540)                  (6,124)
                                                                                                 ---------                ---------
                                                                                                   218,260                  214,455
                                                                                                 ---------                ---------
                                                                                                 $ 275,340                $ 269,494
                                                                                                 =========                =========


                (a) Derived from audited financial statements
                See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     Six Months Ended                      Three Months Ended
                                                                       December 31,                           December 31,
                                                              ---------------------------------------------------------------------
                                                                1999                1998                1999                1998
                                                              ---------           ---------           ---------           ---------
Net Sales                                                     $ 138,300           $ 122,400           $  74,800           $  66,700
                                                              ---------           ---------           ---------           ---------
Costs and Expenses:
  Cost of sales                                                  52,907              47,246              28,783              25,652
  Research and development
    expenses                                                     12,780              15,263               6,193               7,429
  Selling, general and
    administrative expenses                                      56,593              49,307              29,987              25,798
                                                              ---------           ---------           ---------           ---------
                                                                122,280             111,816              64,963              58,879
                                                              ---------           ---------           ---------           ---------
Operating Earnings                                               16,020              10,584               9,837               7,821
Other (Income) Expense:
  Interest income                                                (1,722)             (1,869)               (855)               (797)
  Interest expense                                                   10                  20                   8                  14
  Other, net                                                         50                  17                   2                  73
                                                              ---------           ---------           ---------           ---------
                                                                 (1,662)             (1,832)               (845)               (710)
                                                              ---------           ---------           ---------           ---------
Earnings Before Taxes on Income                                  17,682              12,416              10,682               8,531
Taxes on Income                                                   5,481               3,849               3,311               2,645
                                                              ---------           ---------           ---------           ---------
Net Earnings                                                  $  12,201           $   8,567           $   7,371           $   5,886
                                                              =========           =========           =========           =========

Earnings Per Share, Basic                                     $    0.81           $    0.56           $    0.49           $    0.39
                                                              =========           =========           =========           =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Basic                                      15,101              15,296              14,995              15,174
                                                              =========           =========           =========           =========

Earnings Per Share, Diluted                                   $    0.76           $    0.55           $    0.46           $    0.38
                                                              =========           =========           =========           =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Diluted                                    16,053              15,688              16,002              15,550
                                                              =========           =========           =========           =========


                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                               December 31,
                                                                                                   --------------------------------
                                                                                                     1999                    1998
                                                                                                   --------                --------
Operating Activities:
  Net cash provided by (used in) operating activities                                              $ 12,402                $ (4,859)
                                                                                                   --------                --------

Investing Activities:
  Capital expenditures                                                                               (8,173)                 (5,105)
  Purchases of marketable securities                                                                (40,253)                (13,624)
  Maturities of marketable securities                                                                42,536                  38,367
  Acquisition of Polyprobe, Inc. and Alpha Probe, Inc.                                                 --                      (450)
                                                                                                   --------                --------
  Net cash (used in) provided by investing activities                                                (5,890)                 19,188
                                                                                                   --------                --------

Financing Activities:
  Treasury shares acquired under repurchase programs                                                (10,347)                (11,531)
  Exercise of stock options and other                                                                 2,205                     138
                                                                                                   --------                --------
  Net cash used in financing activities                                                              (8,142)                (11,393)
                                                                                                   --------                --------

  Effect of exchange rates on cash                                                                      125                     100
                                                                                                   --------                --------

(Decrease) increase in cash and cash equivalents                                                     (1,505)                  3,036
Cash and cash equivalents, beginning of period                                                        4,572                   3,364
                                                                                                   --------                --------

Cash and cash equivalents, end of period                                                           $  3,067                $  6,400
                                                                                                   ========                ========

Supplemental Cash Flow Information
  Cash Paid during the period for:
  Income taxes                                                                                     $  5,426                $  1,331
                                                                                                   --------                --------

  Non-cash transactions:
   Net transfers of inventory to fixed assets
    for use as demonstration equipment                                                             $  4,312                $  4,183
                                                                                                   --------                --------

  Issuance of common stock for acquisition
    of Polyprobe, Inc. and Alpha Probe, Inc.                                                       $   --                  $  2,700
                                                                                                   --------                --------


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

The consolidated balance sheet as of December 31, 1999, the statements of consolidated earnings for the three and six month periods ended December 31, 1999 and 1998 and the statements of cash flows for the six month periods ended December 31, 1999 and 1998 have been prepared by the Company, without audit. In our opinion, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We recommend that you read these condensed consolidated financial statements in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the period ended December 31, 1999 are not necessarily indicative of a full year's operations.

We have reclassified certain prior year information to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                                -------   --------
                                                Dec 31,   June 30,
                                                   1999      1999
                                                -------   -------
              Materials                         $19,117   $15,788
              Work in Process                     6,782     6,229
              Finished Goods                     23,470    20,730
                                                -------   -------
                                                $49,369   $42,747
                                                =======   =======

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the six months ended December 31, 1999 were as follows:

             Net income                                               $12,201
             Foreign currency translation adjustments                    (416)
             Common stock and additional paid-in
               capital effects of stock option activity                 2,968
             Cash dividends on common stock                              (601)
             Purchases under stock repurchase plans                   (10,347)
                                                                  -----------
             Total increase in stockholders' equity                    $3,805
                                                                  ===========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

---------------------------------      --------------------------------------      -------------------------------------
For Three Months Ended                           December 31, 1999                       December 31, 1998
---------------------------------      --------------------------------------      -------------------------------------
                                           Net                    Per Share             Net                  Per Share
Basic EPS                               Earnings       Shares       Amount           Earnings     Shares       Amount
---------                              ------------  ------------  ----------       -----------  ----------  -----------
Earnings available to
   common shareholders                      $7,371        14,995       $0.49            $5,886      15,174        $0.39

Diluted EPS
-----------
Options issued to employees                     --         1,007       (0.03)               --         376        (0.01)
                                       ------------  ------------  ----------       -----------  ----------  -----------
Earnings available to
   common shareholders
   plus assumed conversions                 $7,371        16,002       $0.46            $5,886      15,550        $0.38
                                       ============  ============  ==========       ===========  ==========  ===========

---------------------------------      ---------------------------------------      ------------------------------------
For Six Months Ended                             December 31, 1999                        December 31, 1998
---------------------------------      ---------------------------------------      ------------------------------------
                                           Net                    Per Share             Net                  Per Share
Basic EPS                               Earnings       Shares       Amount           Earnings     Shares       Amount
---------                              ------------  ------------  ----------       -----------  ----------  -----------
Earnings available to
   common shareholders                     $12,201        15,101       $0.81            $8,567      15,296        $0.56

Diluted EPS
-----------
Options issued to employees                     --           952       (0.05)               --         392        (0.01)
                                       ------------  ------------  ----------       -----------  ----------  -----------

Earnings available to
   common shareholders
   plus assumed conversions                $12,201        16,053       $0.76            $8,567      15,688        $0.55
                                       ============  ============  ==========       ===========  ==========  ===========


5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three and six month periods ended December 31, 1999 and 1998 our comprehensive income was as follows:

                                                        Six Months Ended              Three Months Ended
                                                     ------------------------       -----------------------
                                                       12/31/99     12/31/98          12/31/99    12/31/98
                                                     ------------  ----------        ----------  ----------
           Net earnings                                  $12,201      $8,567            $7,371      $5,886
           Foreign currency translation
                   gain or (loss)                           (416)      1,380            (1,108)          3
                                                     ------------  ----------       -----------  ----------
           Total comprehensive income                    $11,785      $9,947            $6,263      $5,889
                                                     ============  ==========       ===========  ==========

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

The Cardiac Assist / Monitoring Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of vascular disease and electronic physiological monitors that provide for patient safety and management of patient care.

The Collagen Products / Vascular Grafts segment includes extravascular hemostasis devices which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures and a proprietary line of knitted and woven vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue. Net sales and operating margin are shown below.

                                                           Cardiac       Collagen
                                                          Assist /      Products /        Corporate
                                                         Monitoring      Vascular            and
                                                          Products        Grafts            Other         Consolidated
                                                        --------------  --------------  ---------------- ----------------
Three months ended December 31, 1999
-----------------------------------------------------
Net sales to external customers                               $56,343         $18,457                --          $74,800
                                                        -----------------------------------------------------------------
Operating margin                                               $7,717          $2,675             ($555)          $9,837
                                                        -----------------------------------------------------------------

Three months ended December 31, 1998
-----------------------------------------------------
Net sales to external customers                               $52,439         $14,261                --          $66,700
                                                        -----------------------------------------------------------------
Operating margin                                               $7,791            $869             ($839)          $7,821
                                                        -----------------------------------------------------------------

Six months ended December 31, 1999
-----------------------------------------------------
Net sales to external customers                              $103,161         $35,139                --         $138,300
                                                        -----------------------------------------------------------------
Operating margin                                              $10,867          $6,166           ($1,013)         $16,020
                                                        -----------------------------------------------------------------

Six months ended December 31, 1998
-----------------------------------------------------
Net sales to external customers                               $95,997         $26,403                --         $122,400
                                                        -----------------------------------------------------------------
Operating margin                                              $11,018          $1,138           ($1,572)         $10,584
                                                        -----------------------------------------------------------------

Reconciliation to consolidated earnings                         Six Months Ended                Three Months Ended
                                                        -----------------------------------------------------------------
    before income taxes :                                    12/31/99        12/31/98          12/31/99         12/31/98
-----------------------------------------------------   --------------  --------------  ---------------- ----------------
Consolidated operating margin                                 $16,020         $10,584            $9,837           $7,821
Interest income, net                                            1,712           1,849               847              783
Other (expense) income                                            (50)            (17)               (2)             (73)
                                                        --------------  --------------  ---------------- ----------------
Consolidated earnings before taxes                            $17,682         $12,416           $10,682           $8,531
                                                        ==============  ==============  ================ ================


                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

7.  Restructuring Program

Based upon a review by senior management of all company operations, management approved a restructuring plan in fiscal year 1999 to reduce the company's cost structure and streamline certain operations. We recorded pre-tax restructuring charges totaling $3.43 million, or $0.14 per share, related to the following cost reduction initiatives :

     o Closure of InterVascular's Clearwater, Florida leased manufacturing facility in order to reduce costs and centralize operations in our expanded manufacturing facility in LaCiotat, France.

     o Workforce reductions in certain administrative, R&D and manufacturing positions throughout the company.

     o Writedown of certain Genisphere fixed assets based on the revised market entry strategy for our proprietary 3DNA technology in which we will focus our product development on improving the performance of newly-developing technologies for drug discovery used by the pharmaceutical and biotech industries.

A summary of the restructuring charges and remaining liability at December 31, 1999 is shown below.

                                                            Clearwater                     Genisphere
                                                               Plant        Employee          Asset
                                                              Closure       Severance       Writedown         Total
                                                          --------------  --------------  -------------- ---------------
Fiscal 1999 restructuring charges                                  $880          $1,674            $875          $3,429
Utilized through December 31, 1999                                  584           1,123             875           2,582
                                                          --------------  --------------  -------------- ---------------
Remaining liability at December 31, 1999                           $296            $551              --            $847
                                                          ==============  ==============  ============== ===============


The remaining liability is for severance payments for employees who will be leaving over the next nine months. No significant additional expenditures are anticipated to complete the restructuring program.

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

                                       DATASCOPE CORP.
                                       Registrant

                                       By: \s\ Lawrence Saper
                                           -----------------------------
                                            Chairman of the Board and
                                            Chief Executive Officer

                                       By: \s\ Leonard S. Goodman
                                           -----------------------------
                                            Vice President, CFO and Treasurer


Dated:  February 11, 2000