Form 10-Q
period 2000-03-31
DATASCOPE CORP
filed 2000-05-15
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31,2000
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _________________

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

                                 (201) 391-8100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Number of Shares of Company's Common Stock outstanding as of April 28, 2000:
14,848,767.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

     The following is a comparison of the third quarter and first nine months of fiscal 2000 with the third quarter and first nine months of fiscal 1999.

     Net Sales

         Net sales of $77.6 million in the third quarter and $215.9 million in the first nine months of fiscal 2000 increased 10% and 12%, respectively.

         Sales of the Cardiac Assist / Monitoring Products segment increased 8% to $57.0 million in the third quarter and 8% to $160.1 million in the first nine months of fiscal 2000.

              Sales of cardiac assist products increased 4% to $30.0 million in the third quarter despite a comparison to record third quarter sales last year which resulted from the contribution of newly introduced products: the Profile 8 Fr. intra-aortic balloon catheter and the System 98 balloon pump. Worldwide market acceptance of both of these products continued strong. Sales in the first nine months of fiscal 2000 increased 6% to $84.5 million due to increased sales of the new products.

              Sales of patient monitoring products increased 12% to $27.0 million in the third quarter and 9% to $75.6 million in the first nine months of fiscal 2000. The increased sales resulted primarily from higher shipments of the Passport portable monitor, the new Accutorr(R) Plus blood pressure monitor as well as strong international shipments of the Company's new Passport 2(TM) portable bedside monitor, which was introduced in international markets last quarter. During the third quarter, we received FDA 510(k) clearance to market the new Passport 2. The new monitor line began shipping in the U.S. in late March and is generating strong demand.

         Sales of the Collagen Products / Vascular Grafts segment increased 18% to $20.6 million in the third quarter and 27% to $55.8 million in the first nine months of fiscal 2000.

              Sales of VasoSeal(R) arterial puncture sealing devices increased 30% to a record $15.0 million in the third quarter and 37% to $40.3 million in the first nine months of fiscal 2000. VasoSeal's strong sales growth reflects continued market growth, higher average selling prices and increased sales force productivity. VasoSeal ES, the Company's second generation product, which was introduced worldwide in the first quarter continued to grow strongly. During the third quarter, VasoSeal ES sales exceeded 20% of worldwide VasoSeal arterial puncture sealing device sales.

              International sales of InterVascular Inc., which account for close to 90% of its total sales, increased 19% to $4.8 million in the third quarter of fiscal 2000 due to continued strong demand for new products, particularly the InterGard(R) Silver, the world's first anti-microbial vascular graft. Domestic sales declined sharply reflecting an inventory reduction by the Company's U.S. distributor. As a result, worldwide sales of InterVascular in the third quarter were 4% less than last year at $5.4 million. For the first nine months of fiscal 2000 sales increased 6% to $14.9 million, attributable primarily to increased international shipments of new products.

         The stronger U.S. dollar compared to major European currencies decreased total sales by approximately $1.1 million in the third quarter and $2.5 million in the first nine months of fiscal 2000.

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 61.4% for the third quarter and 61.6% for the first nine months of fiscal 2000, compared to 61.4% for both the third quarter and first nine months last year. The gross profit percentage in the third quarter and first nine months of fiscal 2000 benefitted from increased sales of higher margin products, offset by lower average selling prices for certain patient monitoring products.

     Research and Development (R&D)

         R&D expenses, as a percentage of sales, were 8.9% for the third quarter and 9.1% for the first nine months of fiscal 2000, compared to 10.4% and 11.7% for the corresponding periods last year.

         R&D expenses were $6.9 million in the third quarter and $19.7 million for the first nine months of fiscal 2000 compared to $7.4 million and $22.6 million for the corresponding periods last year. The decrease was primarily due to cost savings from the restructuring program implemented in the second half of last year and reduced development expenses in the Patient Monitoring product line.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales, were 38.7% in the third quarter and 40.1% in the first nine months of fiscal 2000, compared to 38.6% and 39.7% in the corresponding periods last year.

         SG&A expenses increased $2.8 million or 10% in the third quarter and $10.0 million or 13% in the first nine months of fiscal 2000 primarily as a result of increased corporate expenses and higher selling expenses in the VasoSeal product line, resulting from the sales force expansion.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $0.7 million in the third quarter and $1.6 million in the first nine months of fiscal 2000.

     Restructuring Charge - Third Quarter Fiscal 1999

         During the third quarter of fiscal 1999 we recorded a pretax restructuring charge of $864 thousand, equivalent to $605 thousand after tax or $0.04 per diluted share. Based on a review by senior management of all company operations in the first half of fiscal 1999, a restructuring plan was approved to reduce our cost structure and streamline certain operations. The restructuring plan resulted in a workforce reduction of approximately 40 employees in certain administrative, R&D and manufacturing functions. The annual cost savings for the workforce reduction is approximately $2.5 million. The workforce reduction did not have any significant impact on our operations.

     Interest Income and Expense

         Interest income in the third quarter of $0.9 million increased $0.2 million or 29% compared to the third quarter last year. The increased interest income in the third quarter of fiscal 2000 was attributable to a 17% increase in the average investment portfolio from $56.9 million to $66.7 million and an increase in the average yield to 5.6% from 5.1%. Interest income of $2.6 million for the first nine months of fiscal 2000 increased 3% compared to the same period last year, in line with a 3% increase in the average investment portfolio.

     Income Taxes

         The consolidated effective tax rate was 32.0% for the third quarter and 31.5% for the first nine months of fiscal 2000 compared to 29.0% and 30.2% for the corresponding periods last year. The higher tax rate in the fiscal 2000 periods was due mainly to the expiration of a tax exemption in an industrial development zone in Europe on December 31, 1999.

     Net Earnings

         Net earnings were $10.5 million or $0.66 per diluted share in the third quarter and $22.7 million or $1.42 per diluted share in the first nine months of fiscal 2000 compared to $6.0 million, or $0.38 per diluted share and $14.5 million or $0.93 per diluted share for the corresponding periods last year.

         Net earnings in the third quarter and first nine month periods of fiscal 2000 and 1999 included the following special items:

         Third Quarter Fiscal 2000
         o gain on sale of technology of $2.5 million after tax or $0.16 per diluted share.
         Third Quarter Fiscal 1999
         o restructuring charge of $605 thousand after tax or $.04 per diluted share related to a workforce reduction program.

         Excluding special items, net earnings were $8.0 million or $0.50 per diluted share in the third quarter and $20.2 million or $1.26 per diluted share in the first nine months of fiscal 2000, compared to $6.6 million or $0.42 per diluted share and $15.1 million or $0.97 per diluted share for the corresponding periods last year. The increased earnings reflect:
         o    sales growth
         o    a more profitable product mix
         o cost savings from the restructuring program implemented in the second half of fiscal 1999

     Liquidity and Capital Resources

         Working capital was $115.9 million at March 31, 2000, compared to $125.4 million at June 30, 1999 and the current ratio was 3.5:1 compared to 4.0:1. The lower working capital and current ratio were impacted primarily by a decline in cash and short term investments attributable to the stock repurchase programs and construction of the Mahwah, New Jersey facility, and an increase in accrued expenses related to higher sales.

         In the first nine months of fiscal 2000 cash provided by operations was $29.8 million, compared to a cash use of $5.2 million last year. The $35.0 million improvement is primarily attributable to higher net earnings, depreciation and amortization, and lower accounts receivable, partially offset by increased inventories to support new product introductions. Net cash used in investing activities was $12.3 million, primarily attributable to the purchase of $13.4 million of property, plant and equipment and a $2.5 million equity investment in AMG, and an allied company (see "Equity Investment" section below). Net cash used in financing activities was $19.7 million, attributable to stock repurchases of $21.7 million and $1.2 million dividends paid, partially offset by $3.2 million cash received from exercise of stock options.

         On September 14, 1999 we announced a program to buy $30 million of our common stock. Through March 31, 2000 we expended $12.7 million to purchase about 386 thousand shares of our common stock under this program. In September 1999, we completed our second stock repurchase program to buy $20 million of our common stock.

         On February 17, 2000, the Board of Directors declared a quarterly cash dividend of $0.04 per share payable on March 30, 2000 to stockholders of record at March 2, 2000.

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

         As of May 12, 2000, we had not experienced any Year 2000 problems regarding our computer information systems (CIS), products, vendors, suppliers or customers that caused disruptions in any of our business operations.

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

     Equity Investment

         During the third quarter fiscal 2000 we purchased a 30% equity interest in AMG GmbH, a private German distributor of proprietary stent products, and in an allied development and manufacturing company. The cost of the purchase was $2.5 million, including $0.3 million of related expenses. The purchase agreement for AMG and the allied company includes an option to acquire the remaining 70% of the companies at an established price within two years. The investment was modestly accretive in the third quarter.

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

     Information Concerning Forward Looking Statements

         This Management's Discussion and Analysis of Results of Operations and Financial Condition includes forward-looking statements that involve risks and uncertainties because of the possibility that market conditions may change, particularly as the result of competitive activity in the cardiac assist and other markets served by the Company, the Company's ability to gain market acceptance for new products and the Company's dependence on certain suppliers for patient monitoring and VasoSeal products. Additional risks are the ability of the Company to successfully introduce new products, continued demand for the Company's products generally, the rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such technological changes, the uncertain timing of regulatory approvals, as well as other risks detailed from time to time in documents filed by Datascope with the Securities and Exchange Commission.

     Quantitative and Qualitative Disclosures About Market Risk

         Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing the exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge a substantial portion of the foreign currency transactions which are primarily related to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged.

         We do not use derivative financial instruments for trading purposes. None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries.

         As of March 31, 2000, we had $4.8 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                       March 31,             June 30,
                                                                          2000                 1999
                                                                     ---------------      ---------------
Assets                                                                (unaudited)                (a)
Current Assets:
  Cash and cash equivalents                                          $        2,851        $       4,572
  Short-term investments                                                     43,600               45,539
  Accounts receivable less allowance for
    doubtful accounts of $1,315 and $1,192                                   63,136               64,289
  Inventories                                                                43,888               42,747
  Prepaid expenses and other current assets                                   9,790                9,439
                                                                     ---------------      ---------------
      Total Current Assets                                                  163,265              166,586

Property, Plant and Equipment, net of accumulated
    depreciation of $58,390 and $53,353                                      72,739               63,321
Non-Current Marketable Securities                                            18,914               20,496
Other Assets                                                                 23,347               19,091
                                                                     ---------------      ---------------
                                                                      $     278,265        $     269,494
                                                                     ===============      ===============

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                   $        9,782        $      10,565
  Accrued expenses                                                           14,433               10,721
  Accrued compensation                                                       15,455               13,804
  Deferred revenue                                                            4,364                4,380
  Taxes on income                                                             3,286                1,695
                                                                     ---------------      ---------------
      Total Current Liabilities                                              47,320               41,165

Other Liabilities                                                            14,089               13,874
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                                    --                   --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares; Issued and
    outstanding, 16,921 and 16,663 shares                                       169                  167
  Additional paid-in capital                                                 56,528               52,570
  Treasury stock at cost, 2,083 and 1,416 shares                            (52,740)             (31,079)
  Retained earnings                                                         220,413              198,921
  Accumulated other comprehensive income                                     (7,514)              (6,124)
                                                                     ---------------      ---------------
                                                                            216,856              214,455
                                                                     ---------------      ---------------
                                                                      $     278,265        $     269,494
                                                                     ===============      ===============


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                           Nine Months Ended                   Three Months Ended
                                                               March 31,                           March 31,
                                                   ----------------------------------      --------------------------------
                                                        2000              1999                  2000              1999
                                                   ----------------   ----------------     --------------    --------------
Net Sales                                          $       215,900    $       192,900      $      77,600     $      70,500
                                                   ----------------   ----------------     --------------    --------------
Costs and Expenses:
  Cost of sales                                             82,885             74,443             29,978            27,197
  Research and development
    expenses                                                19,650             22,618              6,870             7,355
  Selling, general and
    administrative expenses                                 86,601             76,555             30,008            27,248
  Gain on sale of technology                                (3,825)                --             (3,825)               --
  Restructuring charges                                         --                864                 --               864
                                                   ----------------   ----------------     --------------    --------------
                                                           185,311            174,480             63,031            62,664
                                                   ----------------   ----------------     --------------    --------------
Operating Earnings                                          30,589             18,420             14,569             7,836
Other (Income) Expense:
  Interest income                                           (2,661)            (2,602)              (939)             (733)
  Interest expense                                              15                 27                  5                 7
  Other, net                                                   110                176                 60               159
                                                   ----------------   ----------------     --------------    --------------
                                                            (2,536)            (2,399)              (874)             (567)
                                                   ----------------   ----------------     --------------    --------------
Earnings Before Taxes on Income                             33,125             20,819             15,443             8,403
Taxes on Income                                             10,429              6,286              4,948             2,437
                                                   ----------------   ----------------     --------------    --------------
Net Earnings                                       $        22,696    $        14,533      $      10,495     $       5,966
                                                   ================   ================     ==============    ==============

Earnings Per Share, Basic                          $          1.50    $          0.95      $        0.70     $        0.39
                                                   ================   ================     ==============    ==============
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Basic                                 15,084             15,254             15,050            15,181
                                                   ================   ================     ==============    ==============

Earnings Per Share, Diluted                        $          1.42    $          0.93        $      0.66     $        0.38
                                                   ================   ================     ==============    ==============
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Diluted                               16,022             15,684             15,989            15,662
                                                   ================   ================     ==============    ==============



                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                -----------------------------------
                                                                                      2000                1999
                                                                                ----------------      -------------
Operating Activities:
      Net cash provided by (used in) operating activities                       $        29,940       $     (5,156)
                                                                                ----------------      -------------

Investing Activities:
      Capital expenditures                                                              (13,373)           (10,580)
      Purchases of marketable securities                                                (66,970)           (23,856)
      Maturities of marketable securities                                                70,490             51,875
      AMG equity investment                                                              (2,525)                --
      Acquisition of Polyprobe, Inc. and Alpha Probe, Inc.                                   --               (450)
                                                                                ----------------      -------------
      Net cash (used in) provided by investing activities                               (12,378)            16,989
                                                                                ----------------      -------------

Financing Activities:
      Treasury shares acquired under repurchase programs                                (21,661)           (12,893)
      Exercise of stock options and other                                                 3,197              1,526
      Cash dividends paid                                                                (1,204)                --
                                                                                ----------------      -------------
      Net cash used in financing activities                                             (19,668)           (11,367)
                                                                                ----------------      -------------

      Effect of exchange rates on cash                                                      385                145
                                                                                ----------------      -------------

(Decrease) increase in cash and cash equivalents                                         (1,721)               611
Cash and cash equivalents, beginning of period                                            4,572              3,364
                                                                                ----------------      -------------

Cash and cash equivalents, end of period                                        $         2,851       $      3,975
                                                                                ================      =============

Supplemental Cash Flow Information
      Cash Paid during the period for:
        Income taxes                                                            $         7,803       $      4,899
                                                                                ----------------      -------------

      Non-cash transactions:
        Net transfers of inventory to fixed assets
          for use as demonstration equipment                                    $         5,794       $      6,131
                                                                                ----------------      -------------

      Issuance of common stock for acquisition
           of Polyprobe, Inc. and Alpha Probe, Inc.                             $            --       $      2,700
                                                                                ----------------      -------------


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

The consolidated balance sheet as of March 31, 2000, the statements of consolidated earnings for the three and nine month periods ended March 31, 2000 and 1999 and the statements of cash flows for the nine month periods ended March 31, 2000 and 1999 have been prepared by the Company, without audit. In our opinion, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We recommend that you read these condensed consolidated financial statements in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of a full year's operations.

We have reclassified certain prior year information to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                               ------------         ------------
                                 March 31,            June 30,
                                   2000                 1999
                               ------------         ------------
         Materials                 $15,182              $15,788
         Work in Process             5,550                6,229
         Finished Goods             23,156               20,730
                               ------------         ------------
                                   $43,888              $42,747
                               ============         ============

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the nine months ended March 31, 2000 were as follows:

           Net income                                          $22,696
           Foreign currency translation adjustments             (1,390)
           Common stock and additional paid-in
              capital effects of stock option activity           3,960
           Cash dividends on common stock                       (1,204)
           Purchases under stock repurchase plans              (21,661)
                                                           ------------
           Total increase in stockholders' equity               $2,401
                                                           ============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

---------------------------------      ----------------------------------------       -------------------------------------
For Three Months Ended                             March 31, 2000                               March 31, 1999
---------------------------------      -----------------------------------------      -------------------------------------
                                           Net                     Per Share              Net                    Per Share
Basic EPS                               Earnings       Shares        Amount            Earnings       Shares      Amount
---------                              ------------  ------------  ------------       ------------  ----------- -----------
Earnings available to
   common shareholders                     $10,495        15,050         $0.70             $5,966       15,181       $0.39

Diluted EPS
-----------
Options issued to employees                     --           939         (0.04)                --          481       (0.01)
                                       ------------  ------------  ------------       ------------  ----------- -----------

Earnings available to
   common shareholders
   plus assumed conversions                $10,495        15,989         $0.66             $5,966       15,662       $0.38
                                       ============  ============  ============       ============  =========== ===========

---------------------------------      ----------------------------------------       -------------------------------------
For Nine Months Ended                              March 31, 2000                               March 31, 1999
---------------------------------      -----------------------------------------      -------------------------------------
                                           Net                     Per Share              Net                    Per Share
Basic EPS                               Earnings       Shares        Amount            Earnings       Shares      Amount
---------                              ------------  ------------  ------------       ------------  ----------- -----------
Earnings available to
   common shareholders                     $22,696        15,084         $1.50            $14,533       15,254       $0.95

Diluted EPS
-----------
Options issued to employees                     --           938         (0.08)                --          430       (0.02)
                                       ------------  ------------  ------------       ------------  ----------- -----------

Earnings available to
   common shareholders
   plus assumed conversions                $22,696        16,022         $1.42            $14,533       15,684       $0.93
                                       ============  ============  ============       ============  =========== ===========

5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three and nine month periods ended March 31, 2000 and 1999 our comprehensive income was as follows:

                                                         Nine Months Ended               Three Months Ended
                                                     --------------------------       -------------------------
                                                       3/31/00       3/31/99            3/31/00      3/31/99
                                                     ------------  ------------       ------------  -----------
           Net earnings                                  $22,696       $14,533            $10,495       $5,966
           Foreign currency translation
              gain or (loss)                              (1,390)         (156)              (974)      (1,536)
                                                     ------------  ------------       ------------  -----------
           Total comprehensive income                    $21,306       $14,377             $9,521       $4,430
                                                     ============  ============       ============  ===========


                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

6.  Segment Information

Our business is the development, manufacture and sale of medical devices. We have two reportable segments, Cardiac Assist/Monitoring Products and Collagen Products/Vascular Grafts.

The Cardiac Assist/Monitoring Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of vascular disease and electronic physiological monitors that provide for patient safety and management of patient care.

The Collagen Products/Vascular Grafts segment includes extravascular hemostasis devices which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures and a proprietary line of knitted and woven vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue. Net sales and operating margin are shown below.

                                                           Cardiac       Collagen
                                                          Assist /      Products /        Corporate
                                                         Monitoring      Vascular            and
                                                          Products        Grafts            Other         Consolidated
                                                        --------------  --------------  ---------------- ----------------
Three months ended March 31, 2000
-----------------------------------------
Net sales to external customers                               $56,976         $20,624                --          $77,600
                                                        -----------------------------------------------------------------
Operating margin                                               $7,483          $5,538           ($2,277)         $10,744
                                                        -----------------------------------------------------------------

Three months ended March 31, 1999
-----------------------------------------
Net sales to external customers                               $52,961         $17,539                --          $70,500
                                                        -----------------------------------------------------------------
Operating margin                                               $7,135          $2,542             ($977)          $8,700
                                                        -----------------------------------------------------------------

Nine months ended March 31, 2000
-----------------------------------------
Net sales to external customers                              $160,137         $55,763                --         $215,900
                                                        -----------------------------------------------------------------
Operating margin                                              $18,350         $11,704           ($3,290)         $26,764
                                                        -----------------------------------------------------------------

Nine months ended March 31, 1999
-----------------------------------------
Net sales to external customers                              $148,958         $43,942                --         $192,900
                                                        -----------------------------------------------------------------
Operating margin                                              $18,153          $3,680           ($2,549)         $19,284
                                                        -----------------------------------------------------------------

                                                                Nine Months Ended                 Three Months Ended
Reconciliation to consolidated earnings                 ------------------------------  ---------------------------------
    before income taxes :                                     3/31/00         3/31/99           3/31/00          3/31/99
-----------------------------------------               --------------  --------------  ---------------- ----------------
Consolidated operating margin                                 $26,764         $19,284           $10,744           $8,700
Interest income, net                                            2,646           2,575               934              726
Other (expense) income                                           (110)           (176)              (60)            (159)
Special items ( a )                                             3,825            (864)            3,825             (864)
                                                        --------------  --------------  ---------------- ----------------
Consolidated earnings before taxes                            $33,125         $20,819           $15,443           $8,403
                                                        ==============  ==============  ================ ================

( a ) Gain on sale of technology in FY 2000 and restructuring costs in FY 1999.

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

7.  Restructuring Program

Based upon a review by senior management of all company operations, a restructuring plan was approved in fiscal year 1999 to reduce the company's cost structure and streamline certain operations. We recorded pre-tax restructuring charges totaling $3.43 million, or $0.14 per share, during the second half of fiscal 1999 related to the following cost reduction initiatives:

   o Closure of InterVascular's Clearwater, Florida leased manufacturing facility in order to reduce costs and centralize operations in our expanded manufacturing facility in LaCiotat, France.

   o Workforce reductions in certain administrative, R&D and manufacturing positions throughout the company.

   o Writedown of certain Genisphere fixed assets based on the revised market entry strategy for the proprietary 3DNA technology. Under the revised market entry stategy we will focus product development on improving the performance of newly-developing technologies for drug discovery used by the pharmaceutical and biotech industries.

A summary of the restructuring charges and remaining liability at March 31, 2000 is shown below.

                                             Clearwater                     Genisphere
                                                Plant        Employee          Asset
                                               Closure       Severance       Writedown         Total
                                            --------------  --------------  -------------- ---------------
Fiscal 1999 restructuring charges                $880          $1,674            $875          $3,429
Utilized through March 31, 2000                   633           1,220             875           2,728
                                            --------------  --------------  -------------- ---------------
Remaining liability at March 31, 2000            $247            $454              --            $701
                                            ==============  ==============  ============== ===============

The remaining liability is for severance payments for employees who will be leaving over the next six months. No significant additional expenditures are anticipated to complete the restructuring program.

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




                                            DATASCOPE CORP.
                                            Registrant









                                       By: \s\ Lawrence Saper
                                           ------------------------------
                                           Chairman of the Board and
                                           Chief Executive Officer







                                       By: \s\ Leonard S. Goodman
                                           ------------------------------
                                           Vice President, CFO and Treasurer

Dated:  May 5, 2000