Form 10-K
period 2000-06-30
DATASCOPE CORP
filed 2000-08-16
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    /x/       OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

    / /       TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

                          Commission File Number 0-6516

                                 DATASCOPE CORP.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                13-2529596
     State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          14 Philips Parkway
         Montvale, New Jersey                            07645
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (201) 391-8100

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

      (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /x/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

      The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of August 1, 2000 was approximately $449 million. As of August 1, 2000, there were 14,888,133 outstanding shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2000 pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference in Items 10 through 13 of Part III of this Form 10-K.

                                Table of Contents

                                                                            Page
                                                                            ----

                                     Part I
Item 1.  Business                                                              3
Item 2.  Properties                                                           14
Item 3.  Legal Proceedings                                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                  16
Item 4A. Executive Officers of the Company                                    16

                                     Part II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                              17
Item 6.  Selected Financial Data                                              17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           26
Item 8.  Financial Statements and Supplementary Data                          26
Item 9.  Changes in and Disagreements with Accountants on Accounting          26
         and Financial Disclosure

                                    Part III
Item 10. Directors and Executive Officers of the Registrant                   27
Item 11. Executive Compensation                                               27
Item 12. Security Ownership of Certain Beneficial Owners and Management       27
Item 13. Certain Relationships and Related Transactions                       27

                                     Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     28

                                     PART I

      This Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K and include statements regarding our intent, belief or current expectations that relate to, among other things, trends affecting our financial condition or results of operations and our business and strategies. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Forward-looking statements speak only as of the date the statement is made. Readers are cautioned that these forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including competitive factors, changes in government regulation and our ability to introduce new products. The accompanying information contained in this Report on Form 10-K, including, without limitation, the information set forth below under Item 1 regarding the description of our business and under Item 7 concerning "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies additional important factors that could cause these differences. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in this Report on Form 10-K will not be realized. All subsequent written and oral forward-looking statements attributable to us or persons acting for or on our behalf are expressly qualified in their entirety by this section.

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

Below is a summary of our four product lines:

o Cardiac Assist. Datascope is the pioneer in intra-aortic balloon pump and catheter therapy. The intra-aortic balloon system that we manufacture is used principally to treat cardiac shock, acute heart failure, irregular heart-rhythms, and in open-heart surgery, pre-operative coronary artery bypass grafting and coronary angioplasty. We believe that our cardiac assist products are complemented by our VasoSeal wound closure line of collagen products.

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

o Collagen Products. Our collagen products have revolutionized the technology that is used to seal arterial puncture wounds to stop bleeding after catheterization procedures. We manufacture and sell the VasoSeal line of extravascular hemostasis devices. VasoSeal VHD was the first vascular sealing device to be approved in the United States. The VasoSeal devices provide for reduced time to hemostasis of the arterial puncture wound, reduced time to ambulation, cost savings and increased patient satisfaction. In addition, the Collagen Products Division manufactures surgical hemostatic agents used to stop bleeding during surgery.

o Vascular Grafts. Our InterVascular subsidiary markets and sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace diseased arteries.

      The following table sets forth the relative contribution of our four product lines to total sales for the last three years:

                                                 Fiscal Year Ended June 30,
                                             ----------------------------------
                                             2000           1999           1998
                                             ----           ----           ----

Cardiac Assist                                39%            41%            42%

Patient Monitoring                            35%            35%            38%

Collagen Products                             19%            16%            12%

Vascular Grafts                                7%             8%             8%

Glossary: We have prepared this short glossary to help you understand our product lines better.

Angiogram is a series of X-ray visualizations of the heart and blood vessels. A radiopaque substance, that is, a material that does not allow the passage of X-rays through it, is injected into a vein or artery, and X-ray pictures are then taken in rapid succession. The series of pictures produced reveals the size and shape of veins or arteries in organs and tissues. An angiogram is used as a diagnostic tool with certain diseases; arteriosclerosis being an example.

Angioplasty is the reconstruction of blood vessels, usually damaged by atherosclerosis. If the arteries in question are in the heart, a coronary bypass operation may be recommended. However, the nonsurgical method of balloon angioplasty is often employed, especially when only one vessel is blocked.

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

Below is a more detailed description of our product lines:

      Cardiac Assist. We are the pioneer and leader in intra-aortic balloon pumping, or cardiac assist systems. Cardiac assist systems are used in the treatment of cardiac shock, acute heart failure, irregular heart rhythms, and in open-heart surgery to stabilize the patient before and after an operation, coronary artery bypass grafting and coronary angioplasty. As part of our cardiac assist system, we produce a line of disposable intra-aortic balloon catheters. The balloon catheter serves as the pumping device within the patient's aorta. We introduced the first balloon catheter capable of insertion by puncturing the skin. This innovation eliminated the need for surgical insertion. As a result, the market for cardiac assist products expanded from open-heart surgery to the interventional cardiology market. We continue to advance our cardiac assist technology and to introduce new products.

      Intra-aortic balloon therapy is used to stabilize heart function in instances of cardiac shock, before and after open-heart surgery and angioplasty and in the management of acute heart failure. Intra-aortic balloon therapy increases the heart's output and the supply of oxygen-rich blood to the heart's coronary arteries while reducing the heart muscle's workload and its oxygen demand. Balloon therapy plays an important role in supporting high risk patients undergoing coronary artery bypass grafting and acute angioplasty intervention. It is also used to relieve refractory unstable angina and to correct certain instances of medically resistant irregular heart rhythms.

Intra-Aortic Balloon Pumps

      We manufacture and market the following intra-aortic balloon pumps:

    Product                               Features                             Significant Developments
    -------                               --------                             ------------------------
System 98                o     Most advanced intra-aortic balloon      o     Approval to distribute in Japan
                               pump on the market                            received in March 1999
                         o     Faster pneumatics                       o     Distribution began in 1998 in the
                         o     Larger display                                United States and European Union
                         o     Better automation
                         o     Features make balloon pumping
                               therapy simpler to administer and
                               faster to initiate

System 97e               o     Uses CardioSync Software, which         o     Distribution began in 1998
                               assists as many heartbeats as                 worldwide
                               possible in the presence of             o     Introduced in 1997 at the
                               complex heart rhythms                         European Society of Cardiology
                         o     Beat-to-beat support can be                   Conference
                               optimized with minimal user
                               intervention
                         o     Built-in modem
                         o     Contains diagnostic software,
                               which enables us to service the
                               unit by modem

System 97 "Small         o     Compact design takes up less floor      o     Worldwide distribution began in
Wonder"((Trademark))           space than competing systems                  1994
                         o     Designed for use at bedside or in
                               transport
                         o     Built-in modem allows doctors to
                               make remote diagnosis

System 96                o     Incorporates many of the advanced       o     Introduced in 1996 at the
                               features seen in earlier balloon              European Society of Cardiology
                               pumps                                         Conference
                         o     Provides the performance and            o     Distribution began in 1996
                               flexibility hospitals expect in a             outside the United States
                               variety of clinical situations
                         o     Simple and cost-effective

Intra-Aortic Balloon Catheters

      We manufacture a broad line of disposable intra-aortic balloon catheters for use with intra-aortic balloon pumps.

      Our Profile 8 Fr. intra-aortic balloon catheter, based on a co-lumen, rather than co-axial design is the first catheter to allow the interventional cardiologist to move from a coronary angioplasty/stent intervention to balloon pumping using an 8 Fr. sheath. Prior to introduction of the Profile 8 Fr., there was not an intra-aortic balloon catheter available that was small enough to fit through a standard 8 Fr. (2.64 mm) sheath used for the angioplasty/stent procedure. Use of the Profile 8 Fr. is expected to reduce possible vascular complications, and to make balloon pumping insertion easier and more convenient.

      The Profile 8 Fr. is the first true 8 Fr. intra-aortic balloon catheter. The folded balloon membrane diameter is the same as the diameter of the catheter itself. As a result, the Profile 8 Fr. reduces the risk of potential bleeding complications after insertion. The Profile 8 Fr. can also be inserted without a sheath. This combination of sheathless insertion and smaller sized catheters (8 Fr.) reduces the cross sectional area occupied by the catheter in the artery. This reduction results in less obstruction to blood flow around the outside of the catheter and a potential reduction in ischemic complications.

      The Profile 8 Fr. was:

o     Approved by Japanese authorities in March 1999

o     Introduced in the United States in July 1998

o     Approved by the FDA in May 1998

o     Introduced in European Union in January 1998

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

o On-site training and education for all personnel involved with patient care

o     Comprehensive educational materials for hospital staff, patient and family

o Consultative services to help hospitals maximize the goals of IABP therapy within the hospital network

o A comprehensive registry database to assist hospitals in tracking outcomes of the patient receiving IABP therapy

      Markets, Sales and Competition. Our cardiac assist products are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and to community hospitals with cardiac catheterization laboratories. Recently, our cardiac assist products have been sold, to a growing degree, to the broader range of community hospitals, where intra-aortic balloon pumping is used for temporary support to the patient's heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open heart surgery, can be conducted. Our main competitor for cardiac assist products is Arrow International Inc.

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

Patient Monitors

      Our line of patient monitors and their significant features are as follows:

      PASSPORT(Registered) 2

o     Newest addition to the PASSPORT family of monitors

o     Portable and bedside use with color or EL display and 4 traces

o     Built in power supply

o     Approximately 23% lighter than PASSPORT XG

o Graph trend of heart rate, respiration and pulse oximetry for neonatal applications

o New Oridion Microstream(Trademark) CO2 built into the PASSPORT 2 eliminates the use of an external sensor to obtain a CO2 reading.

o     Optional Arrhythmia and ST segment analysis

o Supports Masimo SET(Registered) or Nellcor Oxismart(Trademark) pulse oximetry

      PASSPORT(Registered) 5L EL

o     Portable and bedside 3 trace capability with electroluminescent display.

o     Battery-powered

o Offers features of a traditional bedside monitor, such as electrocardiograms, or ECGs, non-invasive and invasive blood pressure, temperature, respiration and pulse oximetry, or blood oxygen saturation and CO2

o     Clinical/hospital information system interface capability

o     Telemetry or hardwire communications to our VISA(Trademark)central station

      PASSPORT(Registered) XG

o Same as PASSPORT 5L EL, except has a larger and brighter display than many competing portable monitors

o     Offers Masimo SET(Registered) advanced pulse oximetry for motion tolerance

o     Offers mainstream and sidestream CO2

o Optional complete gas analysis via Gas Module II for operating rooms and out-patient applications

      PASSPORT(Registered) XG-CD

o     Same as PASSPORT XG, but offers a color display

      VISA(Trademark)

o     Central Station Monitoring system

o     Displays up to eight patients on a single monitor

o     Can support both instrument and ambulatory patient telemetry

o     Compatible with our EXPERT(Registered) and PASSPORT(Registered) monitors

o     Equipment may communicate via hardwire or instrument telemetry

o Patient information may be exported to hospital/clinical information systems

o     Scaleable software options tailor the system to customer requirements

o     Optional arrhythmia and full disclosure software

      VISA(Trademark) II

o     Central Station Monitoring system

o     Displays up to eight patients on a single monitor

o     Can support both instrument and ambulatory patient telemetry

o     Compatible with our EXPERT and PASSPORT monitors

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

o     Standard arrhythmia package with optional ST segment analysis

      Accutorr(Registered) Plus

o First non-invasive blood pressure monitor with an integrated patient database that automatically records up to 100 patient measurements

o     Also measures pulse oximetry, or blood oxygen saturation, and temperature

o     Optional recorder module

o     Optional Masimo SET or Nellcor Oxismart Pulse Oximetry

o     New longer life lithium ion battery technology

      EXPERT(Registered)

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

o MRI equipment creates powerful magnetic fields that provide an unsafe environment for ordinary patient monitors

o The MR monitor effectively measures vital signs of patients undergoing MRI procedures by incorporating state-of-the-art fiberoptic technology which is not affected by powerful magnetic fields

      Gas Module II

o     Anesthetic gas measurement subsystem

o     Monitors CO2, oxygen, nitrous oxide and all 5 inhalated anesthetic gases

o Interfaces with the controls and displays of the PASSPORT XG and new PASSPORT 2 monitor, for use in the growing out-patient surgery market

o Interfaces with the controls and displays of the EXPERT monitor, for use in main hospital operating rooms

      We manufacture and market the following sensor systems, which are designed to be used with our patient monitors:

      FLEXISENSOR(Registered) Pulse Oximetry Sensors and SENSOR
      GUARD(Registered) Bandages

o Proprietary sensor system for measuring pulse oximetry, or blood oxygen saturation

o     Compatible with PASSPORT, PASSPORT XG, and Accutorr Plus

o     Unique semi-disposable sensors offer low cost option for pulse oximetry

      Significant Developments

      In the past five years, we have expanded our patient monitoring product line:

o Began international shipments of the new PASSPORT 2 in the first quarter, and shipments in the U.S. market in the third quarter of fiscal year 2000

o     Received 510(k) clearance for the new PASSPORT 2 in January 2000

o     Added Masimo SET SPO2 technology to the PASSPORT XG product line in 1998

o     Began United States shipments of the Gas Module II in 1998

o     Began United States shipments of the EXPERT in fiscal 1998

o Received FDA 510(k) clearance of our MR monitor in 1997 and began United States shipments in 1998

o Introduced Accutorr Plus in international markets in fiscal 1996 and the United States market in fiscal 1998

      Markets, Sales and Competition. Our patient monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms and MRI units. The PASSPORT 2 will allow us to further penetrate into our primary patient monitoring markets and also to enter new markets, such as the NICU (Neonatal Intensive Care Unit). The EXPERT monitor has allowed us to compete in the estimated $350 million United States market for high-end patient monitoring systems and will enable primary care hospitals to utilize our patient monitoring products for most of their needs. In addition, we estimate that the United States market for MRI monitors is $30 million annually.

      A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our patient monitoring products. Our major competitors are Agilent (formerly Hewlett Packard), General Electric/Marquette, Spacelabs and Datex.

      Collagen Products. Our vascular sealing products have revolutionized the technology that is used to seal arterial punctures to stop bleeding after catheterization procedures, such as balloon angioplasty, stenting and diagnostic angiography.

      We manufacture and market two main product lines: the VasoSeal(Registered) VHD and the VasoSeal(Registered) ES (Extravascular Security); both vascular hemostasis devices can rapidly seal arterial punctures after procedures requiring catheterization. We also manufacture surgical hemostatic agents that are used to stop bleeding during surgery.

VasoSeal VHD and VasoSeal ES (Vascular Hemostasis Devices)

      We manufacture and market the VasoSeal VHD extravascular sealing device, which was the first device of its kind to be approved in the United States, and a second generation sealing device, known as VasoSeal ES. Prior to the introduction of VasoSeal VHD in 1995, the only way to stop bleeding to seal arterial puncture wounds after catheterization procedures was to supplement the body's natural process of blood clot formation through the use of manual compression or mechanical means such as a "C" clamp. The concept behind the VasoSeal device is simple and it does not involve prolonged compression. A soft collagen plug is placed between the puncture in the artery and the puncture wound in the skin. Sealing is accomplished on the outside of the artery. By design, no foreign objects remain inside of the artery. In addition, the use of our VasoSeal products permits immediate removal of the sheath used in certain (coronary and radiology) procedures, rather than leaving the sheath in place for prolonged periods of time.

      The VasoSeal ES device, introduced in the European Union in 1998 and the United States in 1999, retains the proprietary, extravascular technology of our original VasoSeal device. However, the VasoSeal ES device features a "one-size-fits-all" (5 to 8 Fr.) design that eliminates the need to measure skin-to-artery distance and the hospital's need to stock multiple sizes of the device. These features are made possible by a unique locator that provides an easier method for locating the arterial puncture site. VasoSeal ES is also the first vascular sealing device to have been approved by the FDA for use in patients with peripheral vascular disease, which represents a significant portion of the total patient population undergoing catherization procedures.

      Advantages of VasoSeal

      Using our VasoSeal devices has the following advantages:

o Reduces time to ambulation. Patients can be ambulated much faster, compared to conventional manual or mechanical compression. We believe faster ambulation should result in significant potential savings for hospitals because patients can be moved to lower, less expensive levels of care. Early ambulation also lowers the use of human and material resources, which results in improved hospital efficiencies.

o     Provides increased comfort and satisfaction for patients

o     Frees up valuable recovery room beds

o     Approved for use on patients diagnosed with peripheral vascular disease

o Eliminates the need for uncomfortable pressure devices, sand bags and manual pressure holds

o Allows the majority of diagnostic angiography patients to be ambulated safely within 1 hour after the procedure, compared with 4 to 6 hours under standard clinical practice

o     Results in improved patient management within hospitals

o Approved for deployment by healthcare professionals other than physicians (nurses and technicians)

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

o     Comprehensive educational materials for the staff and patient

o Consultative services to help facilities identify and maximize the goals and objectives of vascular sealing

      Significant Developments

      Since 1993 we have achieved the following regulatory and marketing milestones in connection with our VasoSeal product line:

o In Japan, VasoSeal VHD was cleared for reimbursement for certain interventional procedures by The Ministry of Health in January, 2000

o     United States shipments of the VasoSeal ES device began in August 1999

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

o During calendar years 1993 through 1995, we received regulatory approvals to market the VasoSeal device in Canada, Australia, Italy, Spain and The Netherlands

o Pre-Market Approval (PMA) Application for the VasoSeal device approved by the FDA in September, 1995

      The VasoSeal VHD device has received the following additional approvals from the FDA:

o Approval received in August 1999 to market the VasoSeal VHD for use in patients with peripheral vascular disease.

o Approval received in September 1997 for deployment of VasoSeal by nurses and technicians.

o     Approval received in April 1997 for use after stent implantation.

o Approval received in December 1996 for use of VasoSeal in radiology procedures.

o Approval received in August, 1996 for early ambulation in diagnostic angiography and delayed sheath pull interventional patients.

      Markets, Sales and Competition. Our VasoSeal line of products is sold to both interventional cardiology and radiology labs, both in hospitals and independent diagnostic facilities.

      We believe that our VasoSeal products have created an entirely new market for improved sealing and management of femoral arterial puncture wounds made during catheterization procedures. In addition, our VasoSeal products can also be used following stent implantation. Stents, which are devices that support the arterial wall, are implanted in approximately 70% of coronary and peripheral balloon angioplasty procedures.

      In 1999, according to industry estimates, interventional cardiologists and radiologists in the United States performed approximately 3,700,000 diagnostic angiography procedures, and 930,000 balloon angioplasty/stent procedures. Based on currently approved indications for use, the above procedures represent the potential market for our VasoSeal products in the United States and are growing at an estimated annual 11% rate for balloon angioplasty/stent and 6% rate for diagnostic angiography.

      A number of companies, some of which are substantially larger than us, manufacture and market products that compete with the VasoSeal VHD and VasoSeal ES devices. Our competitors are Abbott Laboratories (Perclose), St. Jude Medical, (Angio-Seal) Vascular Solutions, Inc. and Sutura, Inc. Other competitive products are in development and may be introduced in the near future.

      Vascular Grafts. Our InterVascular Inc. subsidiary manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace and bypass diseased arteries.

      Our vascular graft products and their significant features are:

            InterGard(Registered) Knitted Products

o Collagen-coated graft for use in most vascular applications for reconstruction of abdominal and peripheral arteries.

            InterGard(Registered) Woven Products

o Designed primarily for use in thoracic aortic repair and open-heart surgery

            InterGard(Registered) Silver

o     World's only anti-microbial vascular graft

o Designed to prevent post-operative infection of the graft, which occurs in between 2% and 5% of cases, by using the broad spectrum, anti-infective properties of silver, which is released from the surface of the graft and onto surrounding tissues following implantation

o Prosthetic graft infections are associated with high morbidity, including amputation and high mortality

o Infection typically lengthens the hospital stay of a patient by up to 50 days, which usually results in a significant increase in cost

            InterGard Ultra Thin(Trademark)

o     The thinnest knitted polyester collagen coated graft on the market

o     Designed specifically for use in the replacement of peripheral arteries

            InterGard Heparin

o A heparin bonded collagen coated graft for replacement and bypass of peripheral arteries

            HemaCarotid Patches

o     Collagen-coated patches used for repair of carotid and peripheral arteries

o     HemaCarotid patches also manufactured in Ultra Thin version

      Significant Developments

      In the last few years, we have expanded our vascular graft product line:

o     InterGard UltraThin was introduced in the United States during fiscal year
      1999

o InterGard Silver received the CE mark in April 1999, for commercial sale throughout the European Union

o InterGard Woven Products were introduced in the United States during fiscal year 1999

o     Approval of InterGard in both the United States and Japan in fiscal year
      1998

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

      Life Science Research Products. In 1998, we entered the life science research market by forming a new subsidiary, Genisphere Inc. Genisphere has developed reagents based on a new, proprietary class of DNA molecules known as 3DNA(Registered), or Three Dimensional Nucleic Acid. A reagent is a substance that is used to produce a chemical reaction so as to detect and measure other substances. Our 3DNA-based reagents have been shown to increase the sensitivity of nucleic acid detection and may also provide substantially greater sensitivity for the detection of proteins than was previously possible using conventional assays. Our first products were probes designed for use in conventional blot assays. Genisphere had an agreement with Fisher Scientific LLC ("Fisher") that provided Fisher with the non-exclusive right to distribute only Genisphere's first generation blot products in the U.S. and Puerto Rico. Genisphere terminated its distribution agreement with Fisher effective in September 2000 because we are no longer actively promoting the first generation blot products.

      Based on our new market entry strategy, our life science research products will be primarily targeted at the research and development department of pharmaceutical and biotechnology companies. In this new target market, use of new research technologies occurs much faster and potential customers are more highly concentrated and easier to reach, when compared to the mature academic research market, which was our initial target market. Our first products for this market are detection systems designed to improve the reliability and sensitivity of microarray experiments.

      A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our life science research products. Our major competitors include Amersham Pharmacia Biotech and PerkinElmer Life Sciences Inc.

Research and Development

      We invested approximately $24.9 million in 2000, $29.0 million in 1999 and $30.1 million in 1998 on research and development of new products and the improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Marketing and Sales Organization

      Our products are sold throughout the world through our own direct sales organization and through independent distributors. Our worldwide sales organization employs approximately 330 people, and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians on a continuing basis.

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

      International sales as a percentage of our total sales were 29% in 2000, 28% in 1999 and 29% in 1998. We are continuing to expand our international presence. We have subsidiaries in the United Kingdom, France, Germany, Italy, Belgium, Spain and The Netherlands. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 8 to the Financial Statements for additional information with respect to our international operations and foreign currency exposures. Our sales are broadly based and no customer accounts for more than 10% of our total sales

Competition

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

Suppliers

      Our products are made of components which we manufacture or which are usually available from existing and alternate sources of supply. We purchase certain components from single or preferred sources of supply. Recently, we have become more dependent on the use of original equipment manufacturers to supply certain patient monitoring products such as the EXPERT monitor, the Gas Module II and the MR monitor. Our use of single or preferred sources of supply increases our exposure to price increases and production delays. In addition, certain of our suppliers have been contemplating, and in a few cases have begun, reducing or eliminating sales of their products to medical device manufacturers like us. We are not able to predict whether or not additional suppliers will withhold their products from medical device manufacturers, including us. To date, we have not experienced any material disruption or delay in processing our components.

Patents

      We hold a number of United States and foreign patents. In addition, we also have filed a number of patent applications that are currently pending. We do not believe the expiration or invalidity of any of our patents would have a material adverse effect on our business as currently conducted.

Employees

      We currently employ approximately 1,230 people. We believe our relationship with our employees is good.

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

      We are also subject to laws and regulations concerning the reimbursement of our customer's costs incurred in purchasing our medical devices and products. Healthcare providers that purchase our medical devices and products generally rely on third-party payors, including the Health Care Financing Administration
(HCFA) which administers Medicaid and Medicare, and other types of insurance programs, to reimburse all or part of the cost of such devices. The laws and regulations in this area are constantly changing and we are unable to predict whether, and the extent to which, we may be affected in the future by legislative or regulatory developments relating to the reimbursement of our medical devices and products.

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

Item 2. Properties.

      The following table contains information concerning our real property that we own or lease and which we consider important to our business:

Location                                 General Character                      Ownership or
                                        and Use of Property                      Expiration
                                                                                Date of Lease
Fairfield, New Jersey          75,000 sq. feet, used for Cardiac Assist       Owned
                               facility and manufacturing of intra-aortic
                               balloons.

Hoevelaken, The Netherlands    12,700 sq. feet, used for administrative       Owned
                               offices and the European central warehouse

La Ciotat, France              30,000 sq. feet, used by InterVascular for     Owned  - 18,000 sq. feet
                               administrative offices and the production of   Leased - 12,000 sq. feet
                               vascular grafts.                               (until 5/30/07)



Mahwah, New Jersey             130,000 sq. feet, used for:                    Owned
                               o Patient Monitoring facility -
                               administrative offices, research and
                               development and manufacturing of patient
                               monitoring products.
                               o Manufacturing of cardiac assist balloon
                               pump systems.

Mahwah, New Jersey             90,000 sq. feet, used for:                     Owned
                               o Collagen Products facility -
                               administrative offices, warehousing and
                               distribution.
                               o Warehousing and distribution of cardiac
                               assist products.
                               o Corporate records storage.

Montvale, New Jersey           38,000 sq. feet, used as our corporate         Owned
                               headquarters.

Vaals, The Netherlands         17,500 sq. feet, used in the manufacturing     Owned
                               and research and development for collagen
                               products.

      We also lease office space in the United States, the United Kingdom, France, Italy, Belgium, Spain and Germany. We believe that our facilities and equipment are in good working condition and are adequate for our needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2000.

Item 4A. Executive Officers of the Company.

      The following table sets forth the names, ages, positions and offices of our executive officers:

Name                 Age   Positions and Offices Presently Held

Lawrence Saper       72    Chairman of the Board and Chief Executive Officer
Murray Pitkowsky     69    Senior Vice President, Secretary and Acting
                           President, InterVascular Inc.
Leonard S. Goodman   56    Vice President, Chief Financial Officer and Treasurer
Nicholas E. Barker   42    Vice President, Corporate Design
James Cooper         49    Vice President, Human Resources
John Gilbert         43    Vice President; President, Collagen Products
Brent Glendening     46    Vice President and Chief Information Officer
Donald Southard      54    Vice President; President, Patient Monitoring
Paul J. Southworth   56    Vice President; President, Cardiac Assist
S. Arieh Zak         39    Vice President, Regulatory Affairs and Corporate
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

Fiscal Year                            High                             Low
-----------                            ----                             ---

1999
First Quarter                          26 3/4                           18 3/4
Second Quarter                         25 3/8                           16
Third Quarter                          30                               19 1/8
Fourth Quarter                         33 1/2                           24

2000
First Quarter                          35 3/4                           29 3/4
Second Quarter                         41                               33
Third Quarter                          42 1/2                           30 15/16
Fourth Quarter                         40 1/4                           31 1/16

      As of August 1, 2000, there were approximately 716 holders of record of our common stock.

Dividend Policy

      On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends of $0.04 per share of common stock. Cash dividends were paid January 14, 2000, March 30, 2000 and June 30, 2000. Our dividend policy is reviewed periodically.

Recent Sales of Unregistered Securities

      None.

Item 6. Selected Financial Data.

      The following table sets forth selected financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and related notes thereto on pages F-2 to F-25.

                         SELECTED FINANCIAL INFORMATION

Earnings Statement Data:
  (in thousands, except per share data)

                                                                   Year Ended June 30,
                                         -------------------------------------------------------------------------
                                           2000            1999            1998            1997            1996
                                         ---------       ---------       ---------       ---------       ---------
Net Sales                                $ 298,800       $ 269,100       $ 242,400       $ 225,600       $ 211,300
                                         ---------       ---------       ---------       ---------       ---------

Cost of sales                              116,557         103,776          93,596          89,795          84,215

Cost of sales, point of view charge             --              --              --              --           9,600

Research and development                    24,934          28,994          30,109          26,815          24,275

Selling, general and administrative        116,792         105,847          93,740          86,962          80,493

Special Items                               (3,825)          3,429              --           8,554         (10,691)
                                         ---------       ---------       ---------       ---------       ---------

                                           254,458         242,046         217,445         212,126         187,892
                                         ---------       ---------       ---------       ---------       ---------

Operating earnings                          44,342          27,054          24,955          13,474          23,408

Other (income) expense:

  Interest income                           (3,659)         (3,342)         (4,972)         (4,744)         (4,226)

  Interest expense                              21              29              25              18              50

  Other, net                                   132             583             187             380             743
                                         ---------       ---------       ---------       ---------       ---------

                                            (3,506)         (2,730)         (4,760)         (4,346)         (3,433)
                                         ---------       ---------       ---------       ---------       ---------

Earnings before taxes on income             47,848          29,784          29,715          17,820          26,841

Taxes on income                             14,773           8,372           8,074           3,716           6,424
                                         ---------       ---------       ---------       ---------       ---------

Net earnings                             $  33,075       $  21,412       $  21,641       $  14,104       $  20,417
                                         =========       =========       =========       =========       =========

Earnings per share, Basic                $    2.18       $    1.40       $    1.37       $    0.88       $    1.27
                                         ---------       ---------       ---------       ---------       ---------

Earnings per share, Diluted              $    2.06       $    1.36       $    1.32       $    0.86       $    1.24
                                         ---------       ---------       ---------       ---------       ---------

Balance Sheet Data:
  (in thousands)                                                         June 30,
                                         -------------------------------------------------------------------------
                                           2000            1999            1998            1997            1996
                                         ---------       ---------       ---------       ---------       ---------

Total assets                             $ 294,791       $ 269,494       $ 253,048       $ 237,862       $ 234,464

Long-term debt                                  --              --              --              --              --

Working capital                          $ 120,799       $ 125,421       $ 115,968       $ 121,575       $ 119,588

Stockholders' equity                     $ 227,787       $ 214,455       $ 201,482       $ 192,243       $ 181,680

Cash Dividends                           $   1,809              --              --              --              --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table shows the comparison of net earnings and earnings per diluted share over the past three fiscal years.

                                             (Dollars in millions, except EPS)
                                                    Year ended June 30,
                                             -----------------------------------
                                              2000          1999          1998
                                             ------        -------       -------
      Net Earnings (1)                        $33.1         $21.4         $21.6
      Earnings per share, diluted (1)         $2.06         $1.36         $1.32

Comparison of Results - Fiscal 2000 vs. Fiscal 1999

Sales

      The following table shows sales by product line over the past three fiscal years.

                                                   Sales by Product Line
                                                   (Dollars in millions)
                                                    Year ended June 30,
                                              -------------------------------
                                               2000        1999        1998
                                              ------      ------      ------
      Cardiac Assist                          $116.9      $110.6      $102.9
        % change from prior year                   6%          8%          0%
        % of total sales                          39%         41%         42%

      Patient Monitoring                      $104.2      $ 95.0      $ 91.5
        % change from prior year                  10%          4%          4%
        % of total sales                          35%         35%         38%

      Collagen Products                       $ 56.8      $ 42.9      $ 29.1
        % change from prior year                  32%         47%         54%
        % of total sales                          19%         16%         12%

      Vascular Grafts                         $ 20.9      $ 20.6      $ 18.9
        % change from prior year                   2%          9%         19%
        % of total sales                           7%          8%          8%

      Total Sales                             $298.8      $269.1      $242.4
        % change from prior year                  11%         11%          7%

----------
(1) Net earnings and earnings per share in fiscal years 2000 and 1999 shown above include the following special items.

            Fiscal 2000 Gain on sale of technology of $2.5 million after tax or
                        $0.16 per diluted share.

            Fiscal 1999 Restructuring charge of $2.2 million after tax or $0.14 per diluted share.

      Excluding the special items, net earnings and diluted earnings per share was $30.6 million or $1.90 per diluted share in fiscal 2000 and $23.6 million or $1.50 per diluted share in fiscal 1999.

      Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2000 increased 8% to $221.1 million.

      Cardiac Assist

      Sales of Cardiac Assist products increased 6% to $116.9 million in fiscal 2000 due to the contribution of newly introduced products: the Profile 8 Fr. intra-aortic balloon catheter and the System 98 balloon pump. Worldwide market acceptance of both of these products continued strong.

      Patient Monitoring

      Patient Monitoring product sales increased 10% to a record $104.2 million, due primarily to shipments of the new Passport 2(TM), the company's next-generation portable bedside monitor, which was introduced in international markets in the second quarter. The market launch of the Passport 2 in the U.S. followed receipt of 510(k) clearance from FDA in the third quarter and resulted in a strong ramp up of shipments in the fourth quarter. Sales of the new Accutorr(R) Plus blood pressure monitor continued to grow at a double digit rate.

      Sales of the Collagen Products / Vascular Grafts segment increased 22% in fiscal 2000 to $77.7 million.

      Collagen Products

      Sales of VasoSeal(R) arterial puncture sealing devices increased 32% to a record $55.8 million from $42.3 million last year. The business continued to benefit from solid market growth, higher average selling prices and increased sales force productivity. VasoSeal ES, the company's second generation product, which was introduced worldwide in the first quarter, continued to grow strongly. During the fourth quarter, VasoSeal ES sales rose to about 30% of worldwide VasoSeal sales. Sales of hemostats were not significant.

      Vascular Grafts

      International sales of InterVascular Inc., which account for over 85% of its total sales, increased 13% due to continued strong demand for new products, particularly the InterGard(R) Silver, the world's first anti-microbial vascular graft. Total sales of InterVascular rose only 2% to $20.9 million as the company's U.S. distributor reduced inventories, resulting in a sharp decline in domestic sales.

      Genisphere (Life Science Research Products)

      Sales of Genisphere products in fiscal 2000 were not significant. The Genisphere business continued to implement its revised market entry strategy, which was announced last year. Genisphere is now focusing on developing 3DNA-based products to improve the performance of newly-developing technologies for drug discovery used by the pharmaceutical and biotech industries. Investment spending for the development of the Genisphere business was approximately $1 million in fiscal 2000.

      The stronger U.S. dollar compared to major European currencies decreased consolidated sales by approximately $3.6 million in fiscal 2000 compared to fiscal 1999.

Costs and Expenses

      The gross profit percentage was 61.0% for fiscal 2000 compared to 61.4% last year, with the benefit of increased sales of higher margin products being offset by lower average selling prices for certain patient monitoring products.

      Research and development (R&D) expenses declined 14% in fiscal 2000 compared to fiscal 1999 because of cost savings from the restructuring program implemented in the second half of last year and lower development expenses in the Patient Monitoring product line. As a percentage of sales R&D expenses were 8.3% in fiscal 2000 compared to 10.8% in fiscal 1999.

     Selling, general and administrative expenses (SG&A) increased 10% in fiscal 2000 compared to last year primarily as a result of the expansion of the U.S. VasoSeal field force, increased selling and marketing expenses related to higher sales, introduction of new products and higher corporate expenses. As a percentage of sales, SG&A expenses were 39.1% in fiscal 2000 compared to 39.3% in fiscal 1999.

      The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $2.3 million in fiscal 2000 compared to fiscal 1999.

Interest Income

      Interest income for fiscal 2000 of $3.7 million increased $0.3 million or 9% compared to fiscal 1999. The increased interest income in fiscal 2000 was attributable to a 6% increase in the average investment portfolio from $62.8 million to $66.4 million and an increase in the average yield to 5.5% from 5.2%.

Income Taxes

      The consolidated effective tax rate for fiscal 2000 was 30.9% compared to 28.1% for fiscal 1999. The tax rate in both years was lower than the federal statutory tax rate primarily as a result of:

      o     the tax benefit from the Foreign Sales Corporation

      o     earnings in an international tax exempt industrial zone

      o     interest income exempt from federal income tax.

      The higher tax rate in fiscal 2000 compared to last year was due mainly to the impact of higher earnings taxed at a higher statutory tax rate, expiration of a tax exemption for a manufacturing subsidiary in Europe during fiscal 2000 and a lower R&D tax credit resulting from reduced R&D spending, partially offset by the favorable impact from a higher state net operating loss carryforward utilization.

      We operate a manufacturing subsidiary in an industrial development zone in Europe. Profits from those manufacturing activities were exempt from corporation taxes until January 31, 2000. Alternative tax planning strategies have been implemented to reduce the impact of the expiration of this tax exemption.

Net Earnings

      Net earnings were $33.1 million or $2.06 per diluted share in fiscal 2000 compared to $21.4 million, or $1.36 per diluted share last year. The increase was attributable to:

      o     sales growth.

      o     a more profitable product mix.

      o cost savings from the restructuring program implemented in the second half of fiscal 1999.

      o Special Items - fiscal 2000 gain on sale of technology of $2.5 million after tax, compared to a special charge of $2.2 million for restructuring in fiscal 1999.

      Excluding the special items recorded in fiscal 2000 and fiscal 1999, net earnings were $30.6 million or $1.90 per diluted share compared to $23.6 million, or $1.50 per diluted share last year.

Foreign Currency

      Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the liabilities and transactions being hedged. A portion of the net foreign transaction gain or loss is reported in our statement of consolidated earnings in cost of sales and the balance in other income and expense. We do not use derivative financial instruments for trading purposes.

      As of June 30, 2000, we had a notional amount of $5.2 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

Comparison of Results - Fiscal 1999 vs. Fiscal 1998

Sales

      Sales of the Cardiac Assist / Monitoring Products segment increased 6% to $205.6 million in fiscal 1999 compared to $194.4 million in fiscal 1998.

      Cardiac Assist

      Sales of Cardiac Assist products in fiscal 1999 increased 8% over fiscal 1998 to $110.6 million, a reversal of the negative or substantially flat comparisons of the previous two years. Renewed sales growth is attributed to worldwide customer response to our two major new Cardiac Assist products: the Profile 8 Fr. intra-aortic balloon introduced in the fourth quarter of fiscal 1998 and the System 98 balloon pump introduced in the first quarter of fiscal 1999. Sales in the United States increased 8% over fiscal 1998 as the business expanded its market share in each of the last three quarters of fiscal 1999. International sales grew 6% over fiscal 1998 primarily attributable to increased sales to the European direct markets.

      Patient Monitoring

      Sales of Patient Monitoring products increased 4% over fiscal 1998 to $95.0 million . The increase was produced by higher sales of Visa Central Station monitors and of several new patient monitoring products introduced in fiscal 1998 including the Expert(TM) and Accutorr(R)Plus. While sales of Passport monitors declined for the year because of lower sales during the first nine months, Passport shipments increased in the fourth quarter approximately 22% (both units and dollar sales) driven, in part, by Year 2000 compliance programs.

      Sales of the Collagen Products / Vascular Grafts segment increased 32% to $63.5 million in fiscal 1999 compared to $48.0 million in fiscal 1998.

      Collagen Products

      Sales of VasoSeal devices rose 49% in fiscal 1999 to a record $42.3 million reflecting:

      o     vigorous growth of the arterial puncture sealing market

      o     excellent clinical performance of the VasoSeal(R)VHD product

      o expansion of the direct sales and clinical support organization in the United States.

      VasoSeal(R)ES, our second generation product, was launched in the first quarter of fiscal 2000 and is expected to complement the VHD product and strengthen VasoSeal's competitive position. Sales of hemostats were not significant.

      Vascular Grafts

      Sales of InterVascular, Inc.'s vascular grafts in fiscal 1999 increased 9% to $20.6 million. In the second half of the year, sales increased approximately 22% over the comparable six month period last year, driven by sales of new products, including the Heparin coated graft, the improved woven graft and the InterGard(R) Silver, the world's first anti-microbial vascular graft which was launched in Europe during the fourth quarter. In addition, higher sales in fiscal 1999 benefitted from shipments to InterVascular's U.S. distributor, which more than doubled compared to the prior year.

      Genisphere (Life Science Research Products)

      There were no sales of Genisphere products in fiscal 1999 and 1998. Spending for the development of the Genisphere business was $2.8 million in fiscal 1999. Our decision to revise the market entry strategy for Genisphere's proprietary 3DNA technology was based on the following conclusions:

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

      The foreign exchange rate effect of the weaker U.S. dollar compared to major European currencies increased consolidated sales by approximately $0.3 million in fiscal 1999 compared to fiscal 1998.

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

      Selling, general and administrative expenses (SG&A) increased 13% in fiscal 1999 compared to fiscal 1998 primarily as a result of the expansion of the U.S. VasoSeal selling and clinical organization, filling open sales and clinical positions in the patient monitoring and cardiac assist sales forces and higher corporate expenses. As a percentage of sales, SG&A expenses were 39.3% in fiscal 1999 compared to 38.7% in fiscal 1998.

      The weakening of the U.S. dollar compared to major European currencies increased SG&A expenses by approximately $0.3 million in fiscal 1999 compared to fiscal 1998.

Restructuring Charge

      During fiscal 1999 we recorded a pretax restructuring charge of $3.4 million, equivalent to $2.2 million after tax or $0.14 per diluted share. Based on a review by senior management of all company operations in the first half of fiscal 1999, a restructuring plan was approved to reduce our cost structure and streamline certain operations. The cost reduction programs and related restructuring charges consist of the following:

      o Lease termination costs and asset writedowns related to the closing of InterVascular's Clearwater, Florida leased manufacturing facility in order to reduce costs and centralize operations in one expanded facility in

      La Ciotat, France.

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

      o Writedown of certain Genisphere fixed assets based on the revised market entry strategy for the proprietary 3DNA technology. Under the revised market entry strategy we will focus product development on improving the performance of newly-developing technologies for drug discovery used by the pharmaceutical and biotech industries.

      No significant additional expenditures are anticipated to complete the restructuring program.

Interest Income

      Interest income was $3.3 million in fiscal 1999 compared to $5.0 million in fiscal 1998. The 33% lower interest income in fiscal 1999 compared to fiscal 1998 was attributable to a $21.8 million decrease in the average investment portfolio and a decline in the average yield to 5.2% from 5.5%. The decline in the average investment portfolio was caused primarily by:

      o     cash used for stock repurchase programs ($11.5 million)

      o increased capital expenditures ($6.1 million), primarily attributable to $7.2 million for the new Patient Monitoring facility in Mahwah, New Jersey

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

      The higher tax rate in fiscal 1999 compared to fiscal 1998 was due mainly to the impact of higher earnings taxed at a higher statutory tax rate and a lower R&D tax credit resulting from reduced R&D spending.

      We operate a manufacturing subsidiary in an industrial development zone in Europe. Profits from those manufacturing activities were exempt from corporation taxes until January 31, 2000.

Net Earnings

      Net earnings were $21.4 million or $1.36 per diluted share in fiscal 1999 compared to $21.6 million or $1.32 per diluted share in fiscal 1998 with the increase in earnings driven by the strong sales growth in all product lines. Impacting net earnings in fiscal 1999 was a restructuring charge of $2.2 million after tax or $0.14 per diluted share (see restructuring charge above). Excluding restructuring charges, net earnings in fiscal 1999 were $23.6 million or $1.50 per diluted share compared to $21.6 million in the prior year, or $1.32 per diluted share.

Liquidity and Capital Resources

      Working capital at June 30, 2000 was $120.8 million compared to $125.4 million and the current ratio was 3.3:1 compared to 4.0:1 last year. Working capital was impacted primarily by increases in accounts payable and accrued compensation related to higher sales and earnings.

      In fiscal 2000 cash provided by operations was $48.5 million, attributable to higher net earnings, depreciation and amortization and increased accounts payable and accrued liabilities. Net cash used in investing activities was $30.2 million, attributable to the purchase of $28.4 million of property, plant and equipment, primarily for the new Patient Monitoring and Collagen Products facilities in Mahwah, New Jersey, and a $2.5 million equity investment in AMG, and an allied company. Net cash used in financing activities was $20.7 million, attributable to stock repurchases of $24.2 million and $1.8 million dividends paid, offset by $5.3 million cash received from exercise of stock options.

      In fiscal 1999 cash provided by operations was $11.9 million, attributable to net earnings and depreciation and amortization, partially offset by increased accounts receivable and inventories. Net cash used in investing activities was $0.1 million in fiscal 1999, attributable to the purchase of $14.3 million of property, plant and equipment, including $7.2 million for the new Patient Monitoring facility in Mahwah, New Jersey, and purchases of marketable securities, offset by maturities of marketable securities. Cash used in financing activities was $10.8 million in fiscal 1999, attributable to stock repurchases of $13.0 million, partially offset by $2.2 million cash received from exercise of stock options.

      In fiscal 1998 cash provided by operations was $18.9 million. Cash was used to purchase $8.2 million of equipment and to purchase $14.0 million of our stock under the stock repurchase program.

      The company purchased about 734,000 of its common shares for approximately $24 million during fiscal year 2000 under both the $20 million share repurchase program authorized in August 1998 and the $30 million share repurchase program authorized in September, 1999. The August 1998 program was completed in September 1999 and a balance of about $15 million remains available under the existing share repurchase program.

      We believe our financial resources are sufficient to meet our projected cash requirements.

      The moderate rate of current U.S. inflation has not significantly affected the Company.

Year 2000 Readiness

      Starting in fiscal 1998 we commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue in our computer information systems (CIS), products, vendors, suppliers and customers. As of August 11, 2000, we had not experienced any Year 2000 problems regarding our computer information systems, products, vendors, suppliers or customers that caused disruptions in any of our business operations. The cost to modify the computer software programs used in our CIS was covered by existing service agreements with the software vendors. The assessments, testing and verification of our CIS products was performed by existing staff and no significant outside resources were required. Despite the use of internal resources for the Year 2000 Program, there was no significant deferral of other CIS projects. We do not anticipate that any remaining cost for the Year 2000 Program will be material to our financial condition or results of operations.

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

Recent Pronouncements

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have adopted SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. We anticipate that the adoption of SAB 101 will not have a significant impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. A portion of the net foreign transaction gain or loss is reported in our statement of consolidated earnings in cost of sales and the balance in other income and expense. We do not use derivative financial instruments for trading purposes.

      As of June 30, 2000, we had a notional amount of $5.2 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

Item 8. Financial Statements and Supplementary Data.

      See financial statements following Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Items 10. Directors and Executive Officers of the Registrant.

      Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2000 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2000 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2000 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2000 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1. Financial Statements

      Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                            Page
                                                                            ----

      Report of Independent Auditors                                         F-1
      Consolidated balance sheets -- June 30,
        2000 and 1999                                                        F-2
      Statements of consolidated earnings -- Years
        ended June 30, 2000, 1999 and 1998                                   F-3
      Statements of consolidated stockholders'
        equity -- Years ended June 30, 2000, 1999
        and 1998                                                             F-4
      Statements of consolidated cash flows --
        Years ended June 30, 2000, 1999 and 1998                             F-5
      Notes to consolidated financial statements                      F-6 - F-25

      2. Financial Statement Schedules

         Schedule II -- Valuation and Qualifying Accounts                    S-1

      All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

            3. Exhibits

Exhibit
 Number                            Document Description
 ------                            --------------------

   2.1 Agreement and Plan of Merger, dated as of October 25, 1989, by and between the registrant and Datascope New York, incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form 8-B, filed with the Commission on January 1990 (the "Form 8-B").
   3.1 Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1989, incorporated by reference as Exhibit 3.1 to the Form 8-B.
   3.2      By-Laws, as currently in effect, incorporated by reference to
            Exhibit 3.2 to Annual Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-K").
   4.1 Specimen of certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Form 8-B.
   4.2 Form of Certificate of Designations of the Registrant's Series A Preferred Stock, incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 8-A, filed with the Commission on May 31, 1991 (the "May 31, 1991 Form 8-A").
   4.3 Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2.1 to the May 31, 1991 Form 8-A .
   4.4      Form of Amendment to Rights Agreement, dated as of May 24,
            2000, between the Company and Continental Stock Transfer &
            Trust Company, incorporated by reference to Exhibit 2 to the June 1, 2000 Form 8-A/A.
   10.1     1981 Incentive Stock Option Plan, incorporated by reference to
            Exhibit 10.2.1 to the Form 8-B .
   10.2 Stock Option Agreements, dated November 30, 1982, between David Altschiller, William Asmundson, Alan Patricof and Norman Schneider, respectively, and the registrant, incorporated by reference to
            Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (the "1989 10-K").
   10.3 Stock Option Agreement, dated December 7, 1988 between Joseph Grayzel, M.D. and the registrant, incorporated by reference to
            Exhibit 10.6 to the 1989 10-K.
   10.4 Stock Option Agreements, dated as of March 1, 1990, between David Altschiller, William Asmundson, Joseph Grayzel, Alan Patricof and Norman Schneider, respectively, and the registrant, incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
   10.5 Stock Option Agreement, dated as of September 28, 1990, between David Altschiller and the registrant, incorporated by reference to
            Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
   10.6 Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (the "2Q 1998 10-Q").
   10.7 Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to Exhibit 10.2 to the 2Q 1998 10-Q.
   10.8     Datascope Corp. Annual Incentive Plan, incorporated by reference to
            Exhibit 10.3 to the 2Q 1998 10-Q.
   10.9 Datascope Corp. Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the 2Q 1998 10-Q.
  10.10 Employment Agreement, dated as of July 1, 1996, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to
            Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
  10.11 Split-Dollar Agreement made as of July 25, 1994 by and among Datascope Corp., Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for fiscal year ended June 30, 1996 (the "1996 10-K").

  10.12     Modification Agreement made as of July 25, 1994 by and among
            Datascope Corp., Lawrence Saper and Carol Saper, Daniel Brodsky and
            Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd.
            6/28/94, incorporated by reference to Exhibit 10.16 to the 1996
            10-K.
  10.13     Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd.
            6/28/94 of Metropolitan Life Insurance Company Insurance Policy No.
            940 750 122UM in favor of Datascope Corp., incorporated by reference to Exhibit 10.17 to the 1996 10-K.
  10.14     Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd.
            6/28/94 of Security Mutual Life Insurance Company of New York
            Insurance Policy No. 11047711 in favor of Datascope Corp., incorporated by reference to Exhibit 10.18 to the 1996 10-K.
  10.15     Form of Datascope Corp. Stock Option Agreement for William E. Cohn,
            incorporated by reference to the Registration Statement on Form S-8, filed with the Commission on June 20, 2000 (the "Form S-8").
  10.16     Form of Datascope Corp. Stock Option Agreement for Thor W. Nilsen,
            incorporated by reference to the Form S-8.
  10.17     Form of Datascope Corp. Stock Option Agreement for Robert Getts,
            Ph.D., incorporated by reference to the Form S-8.
  10.18     Form of Datascope Corp. Stock Option Agreement for Robert Getts,
            Ph.D, James Kadushin and William Ohley, Ph.D., incorporated by reference to the Form S-8.
  10.19     Form of Datascope Corp. Stock Option Agreement for Arno Nash and
            Alan Abramson, incorporated by reference to the Form S-8.
  10.20     Form of Datascope Corp. Stock Option Agreement for Gerald Zemel,
            M.D. and Charles Brown, M.D., incorporated by reference to the Form
            S-8.
  10.21     Form of Datascope Corp. Stock Option Agreement for David
            Altschiller, incorporated by reference to the Form S-8.
  10.22*    Amendment to Employment Agreement, dated as of May 30, 2000, by and between Datascope Corp. and Lawrence Saper.
  21.1*     List of Subsidiaries.
  23.1*     Consent of Deloitte & Touche LLP.

* Filed with this report.

(b)   Reports on Form 8-K.

      None.

(c)   Exhibits.

      See Item 14(a)(3) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DATASCOPE CORP.


Date: August 14, 2000                   By: /s/ Lawrence Saper
                                            ------------------------------------
                                              Name: Lawrence Saper
                                              Title: Chairman of the Board
                                                     and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                             Title                                 Date
        ----------                             -----                                 ----
/s/ Lawrence Saper            Chairman of the Board and Chief Executive        August 14, 2000
-------------------------     Officer (Principal Executive Officer)
Lawrence Saper


/s/ Leonard S. Goodman        Vice President, Chief Financial Officer          August 14, 2000
-------------------------     and Treasurer (Principal Financial and
Leonard S. Goodman            Accounting Officer)


/s/ Alan Abramson             Director                                         August 14, 2000
-------------------------
Alan Abramson


/s/ David Altschiller         Director                                         August 14, 2000
-------------------------
David Altschiller


/s/ William Asmundson         Director                                         August 14, 2000
-------------------------
William Asmundson


/s/ Joseph Grayzel, M.D.      Director                                         August 14, 2000
-------------------------
Joseph Grayzel, M.D.


/s/ George Heller             Director                                         August 14, 2000
-------------------------
George Heller


/s/ Arno Nash                 Director                                         August 14, 2000
-------------------------
Arno Nash

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14 (a)
(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
New York, New York
July 24, 2000

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                               June 30,
                                                      -------------------------
                                                        2000            1999
                                                      ---------       ---------
Assets
Current Assets:
  Cash and cash equivalents                           $   2,102       $   4,572
  Short-term investments                                 53,096          45,539
  Accounts receivable less allowance for
    doubtful accounts of $1,644 and $1,192               69,081          64,289
  Inventories                                            38,986          42,747
  Prepaid expenses and other current assets              10,014           9,439
                                                      ---------       ---------
      Total Current Assets                              173,279         166,586

Property, Plant and Equipment, net                       86,243          63,321
Non-Current Marketable Securities                        12,235          20,496
Other Assets                                             23,034          19,091
                                                      ---------       ---------
                                                      $ 294,791       $ 269,494
                                                      =========       =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                    $  14,250       $  10,565
  Accrued expenses                                       11,165          10,721
  Accrued compensation                                   19,662          13,804
  Deferred revenue                                        4,773           4,380
  Taxes on income                                         2,630           1,695
                                                      ---------       ---------
      Total Current Liabilities                          52,480          41,165

Other Liabilities                                        14,524          13,874

Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                --              --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares; Issued and
    outstanding, 17,028 and 16,663 shares                   170             167
  Additional paid-in capital                             60,646          52,570
  Treasury stock at cost, 2,149 and 1,416 shares        (55,247)        (31,079)
  Retained earnings                                     230,187         198,921
  Accumulated other comprehensive loss                   (7,969)         (6,124)
                                                      ---------       ---------
                                                        227,787         214,455
                                                      ---------       ---------
                                                      $ 294,791       $ 269,494
                                                      =========       =========

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)

                                                              Year Ended June 30,
                                                    -----------------------------------------
                                                      2000            1999            1998
                                                    ---------       ---------       ---------
Net Sales                                           $ 298,800       $ 269,100       $ 242,400
                                                    ---------       ---------       ---------

Costs and Expenses:
  Cost of sales                                       116,557         103,776          93,596
  Research and development expenses                    24,934          28,994          30,109
  Selling, general and administrative expenses        116,792         105,847          93,740
  Gain on sale of technology                           (3,825)             --              --
  Restructuring charges                                    --           3,429              --
                                                    ---------       ---------       ---------
                                                      254,458         242,046         217,445
                                                    ---------       ---------       ---------
Operating Earnings                                     44,342          27,054          24,955

Other (Income) Expense:
  Interest income                                      (3,659)         (3,342)         (4,972)
  Interest expense                                         21              29              25
  Other, net                                              132             583             187
                                                    ---------       ---------       ---------
                                                       (3,506)         (2,730)         (4,760)
                                                    ---------       ---------       ---------
Earnings Before Taxes on Income                        47,848          29,784          29,715
Taxes on Income                                        14,773           8,372           8,074
                                                    ---------       ---------       ---------
Net Earnings                                        $  33,075       $  21,412       $  21,641
                                                    =========       =========       =========

Earnings Per Share, Basic                           $    2.18       $    1.40       $    1.37
                                                    =========       =========       =========

Weighted Average Number of
  Common Shares Outstanding, Basic                     15,169          15,247          15,840
                                                    =========       =========       =========

Earnings Per Share, Diluted                         $    2.06       $    1.36       $    1.32
                                                    =========       =========       =========

Weighted Average Number of
  Common Shares Outstanding, Diluted                   16,080          15,721          16,403
                                                    =========       =========       =========

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                 Statements of Consolidated Stockholders' Equity
                        (Shares and dollars in thousands)

                                        Common Stock                        Treasury Stock                    Accumulated
                                    ---------------------   Additional  -----------------------                Other Com-
                                                   Par       Paid-in                             Retained     prehensive
                                     Shares       Value      Capital      Shares      Cost       Earnings        Loss       Total
                                    ---------  ----------  ------------  ---------  ----------  ----------- -------------- ---------
Balance, June 30, 1997                 16,245   $     162   $  44,266        (223)   ($  4,151)   $ 155,868   ($  3,902)  $ 192,243

Net earnings                                                                                         21,641                  21,641
Currency translation                                                                                             (1,208)     (1,208)
                                                                                                                          ---------
Total comprehensive income                                                                                                   20,433
                                                                                                                          ---------

Stock option transactions                 149           2       2,383                     (220)                               2,165
Tax benefit relating to exercise
  of stock options                                                612                                                           612
Cancellation of treasury stock                                   (220)                     220                                   --
Treasury shares acquired
  under repurchase programs                                                  (570)     (13,971)                             (13,971)
                                    ---------   ---------   ---------   ---------    ---------    ---------   ---------   ---------
Balance, June 30, 1998                 16,394         164      47,041        (793)     (18,122)     177,509      (5,110)    201,482

Net earnings                                                                                         21,412                  21,412
Currency translation                                                                                             (1,014)     (1,014)
                                                                                                                          ---------
Total comprehensive income                                                                                                   20,398
                                                                                                                          ---------

Stock option transactions                 144           2       2,831                     (649)                               2,184
Issuance of common stock for
  acquisition of Polyprobe, Inc.
  and Alpha Probe, Inc.                   125           1       2,699                                                         2,700
Tax benefit relating to exercise
  of stock options                                                648                                                           648
Cancellation of treasury stock                                   (649)                     649                                   --
Treasury shares acquired
  under repurchase programs                                                  (623)     (12,957)                             (12,957)
                                    ---------   ---------   ---------   ---------    ---------    ---------   ---------   ---------
Balance, June 30, 1999                 16,663         167      52,570      (1,416)     (31,079)     198,921      (6,124)    214,455

Net earnings                                                                                         33,075                  33,075
Currency translation                                                                                             (1,845)     (1,845)
                                                                                                                          ---------
Total comprehensive income                                                                                                   31,230
                                                                                                                          ---------

Stock option transactions                 365           4       7,740                   (2,450)                               5,294
Tax benefit relating to exercise
  of stock options                                              2,785                                                         2,785
Cancellation of treasury stock                         (1)     (2,449)                   2,450                                   --
Treasury shares acquired
  under repurchase programs                                                  (733)     (24,168)                             (24,168)
Cash dividends on common stock                                                                       (1,809)                 (1,809)
                                    ---------   ---------   ---------   ---------    ---------    ---------   ---------   ---------
Balance, June 30, 2000                 17,028   $     170   $  60,646      (2,149)   ($ 55,247)   $ 230,187   ($  7,969)  $ 227,787
                                    =========   =========   =========   =========    =========    =========   =========   =========

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)

                                                                                Year Ended June 30,
                                                                       --------------------------------------
                                                                         2000           1999           1998
                                                                       --------       --------       --------
Operating Activities:
  Net Earnings                                                         $ 33,075       $ 21,412       $ 21,641
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                      12,931         12,095         10,358
      Provision for supplemental pension                                    389            165            708
      Provision for losses on accounts receivable                           567            357            277
      Deferred income tax (benefit)                                        (774)          (890)           847
      Tax benefit relating to stock options exercised                     2,785            648            612
  Changes in assets and liabilities net of effects of
    equity investment in AMG and acquisition of
    Polyprobe, Inc. and Alpha Probe, Inc.
      Accounts receivable                                                (6,228)        (9,920)        (3,458)
      Inventories                                                        (4,073)       (13,114)       (14,236)
      Other assets                                                       (2,407)        (2,520)        (3,228)
      Accounts payable                                                    3,790         (3,742)         7,758
      Income taxes payable                                                  934          1,695           (807)
      Accrued and other liabilities                                       7,465          5,697         (1,555)
                                                                       --------       --------       --------
  Net cash provided by operating activities                              48,454         11,883         18,917
                                                                       --------       --------       --------

Investing Activities:
  Purchases of property, plant and equipment                            (28,355)       (14,281)        (8,157)
  Purchases of marketable securities                                    (94,641)       (50,959)       (88,576)
  Maturities of marketable securities                                    95,343         65,611         91,132
  Equity investment in AMG                                               (2,525)            --             --
  Acquisition of Polyprobe, Inc. and Alpha Probe, Inc.                       --           (450)            --
                                                                       --------       --------       --------
  Net cash used in investing activities                                 (30,178)           (79)        (5,601)
                                                                       --------       --------       --------

Financing Activities:
  Exercise of stock options                                               5,294          2,184          2,165
  Treasury shares acquired under repurchase programs                    (24,168)       (12,958)       (13,971)
  Cash dividends paid                                                    (1,809)            --             --
                                                                       --------       --------       --------
  Net cash used in financing activities                                 (20,683)       (10,774)       (11,806)
                                                                       --------       --------       --------

  Effect of exchange rates on cash                                          (63)           178           (743)
                                                                       --------       --------       --------

Increase in cash and cash equivalents                                    (2,470)         1,208            767
Cash and cash equivalents, beginning of year                              4,572          3,364          2,597
                                                                       --------       --------       --------

Cash and cash equivalents, end of year                                 $  2,102       $  4,572       $  3,364
                                                                       ========       ========       ========

Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest                                                           $     21       $     29       $     25
                                                                       --------       --------       --------
    Income taxes                                                       $ 11,928       $  7,007       $  7,302
                                                                       --------       --------       --------

  Non-cash transactions:
    Net transfers of inventory to fixed assets
      for use as demonstration equipment                               $  6,962       $  8,315       $  8,189
                                                                       --------       --------       --------
    Issuance of common stock for acquisition
      of Polyprobe, Inc. and Alpha Probe, Inc.                         $     --       $  2,700       $     --
                                                                       --------       --------       --------

                 See notes to consolidated financial statements

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

1. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company" - which may be referred to as our, us or we). All material intercompany balances and transactions have been eliminated.

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001. We anticipate that the adoption of SAB 101 will not have a significant impact on our financial statements.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

1. Summary of Significant Accounting Policies - (Continued)

Earnings Per Share

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," we report basic earnings per share, which is based upon weighted average common shares outstanding, and diluted earnings per share which includes the dilutive effect of stock options outstanding.

Impairment of Long Lived Assets

      The recoverability of the excess of cost over fair value of net assets acquired is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If we believe an impairment exists, the carrying amount of these assets is reduced to fair value as defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Other Assets

      a. Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over periods not exceeding 20 years. Unamortized goodwill was $6.74 million at June 30, 2000 and $5.21 million at June 30, 1999.

            During the third quarter fiscal 2000 we purchased a 30% equity interest in AMG GmbH, a private German distributor of proprietary stent products, and in an allied development and manufacturing company. The cost of the investment was $2.5 million, including $0.3 million of related expenses, and was paid in cash. Goodwill of $2.2 million related to the equity investment is being amortized over 15 years.

            During fiscal 1999 we acquired Polyprobe, Inc. and Alpha Probe, Inc. for $3.2 million. The acquisitions were accounted for using the purchase method of accounting and were paid for by issuing 125,141 shares of our common stock plus $450 thousand in cash. Goodwill of $3.1 million related to these purchases is being amortized over 10 years.

      b. Capitalized Software Development - In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and included in Other Assets. The amount of capitalized software development costs was $5.9 million at June 30, 2000 and $3.7 million at June 30, 1999. Software development costs are amortized using the straight-line method over the remaining estimated economic life of the product, not to exceed 5 years. Amortization of software development costs was $428 thousand in fiscal 2000 and $51 thousand in fiscal 1999.

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

1. Summary of Significant Accounting Policies - (Continued)

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

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

2. Financial Instruments - (Continued)

      As of June 30, 2000, marketable securities were classified as follows:

                                                        Gross Unrealized
                                         Amortized      ----------------
      Short Term                            Cost        Gains     Losses    Fair Value
                                          -------       -----     -------   ----------
      U.S. Treasury Securities ......     $49,653       $  12     $   112    $49,553
      Tax-Exempt Securities .........       3,443          --           1      3,442
                                          -------       -----     -------    -------
        Short-term total ............     $53,096       $  12     $   113    $52,995
                                          =======       =====     =======    =======

      Long Term
      U.S. Treasury Securities ......     $ 8,098       $  --     $    28    $ 8,070
      Tax-Exempt Securities .........       4,137           3           7      4,133
                                          -------       -----     -------    -------
        Long-term total .............     $12,235       $   3     $    35    $12,203
                                          =======       =====     =======    =======
        Totals ......................     $65,331       $  15     $   148    $65,198
                                          =======       =====     =======    =======

      As of June 30, 1999, marketable securities were classified as follows:

                                                        Gross Unrealized
                                         Amortized      ----------------
      Short Term                            Cost        Gains     Losses    Fair Value
                                          -------       -----     -------   ----------
      U.S. Treasury Securities ......     $34,870       $   7     $    21    $34,856
      Tax-Exempt Securities .........      10,669          51          --     10,720
                                          -------       -----     -------    -------
        Short-term total ............     $45,539       $  58     $    21    $45,576
                                          =======       =====     =======    =======

      Long Term
      U.S. Treasury Securities ......     $15,009       $ 232     $    --    $15,241
      Tax-Exempt Securities .........       5,487          38           2      5,523
                                          -------       -----     -------    -------
        Long-term total .............     $20,496       $ 270     $     2    $20,764
                                          =======       =====     =======    =======
        Totals ......................     $66,035       $ 328     $    23    $66,340
                                          =======       =====     =======    =======

      We invest our excess cash primarily in U.S. Treasury and tax-exempt securities. Since we hold all short- and long-term securities until maturity, such investments are subject to little market risk. We have not incurred losses related to these investments.

Derivative Financial Instruments

      We have limited involvement with derivative financial instruments and do not use them for trading purposes. We utilize foreign currency forward exchange contracts to mitigate the foreign exchange impact of transaction gains or losses relating to intercompany receivables.

      As of June 30, 2000, we had a notional amount of $5.2 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

2. Financial Instruments - (Continued)

maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The foreign currency forward exchange contracts are with large international financial institutions.

      None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries.

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have adopted SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

Concentration of Credit Risk

      Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers' financial condition are performed. We maintain reserves for potential credit losses and these losses have not exceeded our expectations.

3.  Inventories

                                                         June 30,
                                                --------------------------
                                                 2000               1999
                                                -------            -------
      Materials ....................            $17,462            $17,787
      Work in process ..............              7,888              9,778
      Finished goods ...............             13,636             15,182
                                                -------            -------
                                                $38,986            $42,747
                                                =======            =======

4. Property, Plant and Equipment

                                                                 June 30,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
      Land .........................................      $ 11,000      $  8,506
      Buildings ....................................        29,378        21,306
      Machinery, furniture and equipment ...........        83,602        79,146
      Leasehold improvements .......................         3,910         3,881
      Construction in progress .....................        16,587         3,835
                                                          --------      --------
                                                           144,477       116,674
      Less accumulated depreciation and
        amortization  ..............................        58,234        53,353
                                                          --------      --------
                                                          $ 86,243      $ 63,321
                                                          ========      ========

      Depreciation expense was $11.9 million in 2000, $11.6 million in 1999 and $10.1 million in 1998. We estimate the useful life of machinery and equipment at 5 years, furniture at 8 years and buildings at 40 years.

      Costs incurred for the new Patient Monitoring and Collagen Products facilities in Mahwah, New Jersey were $23.1 million in 2000 and $7.2 million in 1999. The Collagen Products facility was placed in service in the first quarter of fiscal 2001. Costs of $9.4 million for this facility are included in land and buildings.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

5. Taxes on Income

      The provision for taxes on income consisted of the following:

                                                              Year Ended June 30,
                                                     -------------------------------------
                                                       2000           1999          1998
                                                     --------       --------      --------
      Taxes currently payable:
        Federal ...............................      $ 12,479       $  7,404      $  5,550
        State .................................         1,177          1,139           803
        Foreign ...............................         1,891            719           874
                                                     --------       --------      --------
          Total current .......................        15,547          9,262         7,227
      Deferred income taxes:
        Federal ...............................          (580)          (801)          925
        State .................................          (194)           (89)         (104)
        Foreign ...............................             -              -            26
                                                     --------       --------      --------
          Total deferred ......................          (774)          (890)          847
                                                     --------       --------      --------
            Total provision for taxes on income      $ 14,773       $  8,372      $  8,074
                                                     ========       ========      ========

      Amounts are reflected in the preceding table based on the location of the taxing authorities. As of June 30, 2000 we have not made a U.S. tax provision for the unremitted earnings of our international subsidiaries. These earnings, which approximated $40.53 million as of June 30, 2000 are expected, for the most part, to be permanently reinvested outside of the United States.

      We operate a manufacturing subsidiary in an industrial development zone in Europe. Profits from those manufacturing activities were exempt from corporation taxes until January 31, 2000. Alternative tax planning strategies have been implemented to reduce the impact from the expiration of this tax exemption.

      Reconciliations of the U.S. statutory income tax rate to our effective tax rate follow:

                                                                           Year Ended June 30,
                                                    -------------------------------------------------------------------
                                                             2000                  1999                  1998
                                                    ---------------------  ----------------------  --------------------
                                                                Effective               Effective             Effective
                                                     Amount        Rate     Amount         Rate     Amount       Rate
                                                    --------    ---------  --------     ---------  --------   ---------
Tax computed at federal statutory rate .......      $ 16,747       35.0%   $ 10,425        35.0%   $ 10,400      35.0%
(Decrease) increase resulting from:
Benefit attributable to foreign sales corp ...        (1,075)      (2.2)       (956)       (3.2)       (821)     (2.8)
State taxes on income, net of federal
  income tax benefit .........................           639        1.3         683         2.3         454       1.5
Research and development credit, net .........          (278)      (0.6)       (325)       (1.1)       (518)     (1.7)
Income exempt from foreign corporate taxes ...        (1,119)      (2.3)     (1,369)       (4.6)     (1,432)     (4.8)
Rate differential on foreign income ..........           124        0.3         (31)       (0.2)        206       0.7
Interest income exempt from federal income tax          (233)      (0.5)       (282)       (0.9)       (239)     (0.8)
Other ........................................           (32)      (0.1)        227         0.8          24       0.1
                                                    --------       ----    --------        ----    --------      ----
  Total provision for taxes on income ........      $ 14,773       30.9%   $  8,372        28.1%   $  8,074      27.2%
                                                    ========       ====    ========        ====    ========      ====

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

5. Taxes on Income - (Continued)

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

      The tax effects of the major items recorded as deferred tax assets and liabilities are:

                                                           June 30,
                                                 -------------------------------
                                                     2000             1999
                                                 -------------     -------------
                                                 Deferred Tax      Deferred Tax
                                                    Assets            Assets
                                                 (Liabilities)     (Liabilities)
                                                 -------------     -------------
Inventories ................................       $ 3,284           $ 2,433
Warranty ...................................         1,250             1,229
Sales returns & allowances .................           113               419
Accrued expenses ...........................           597               272
Foreign & state tax credits ................           911               833
Unrealized foreign exchange losses .........           263               251
Deferred state income taxes ................          (174)             (352)
                                                   -------           -------
  Current ..................................         6,244             5,085
                                                   -------           -------
Supplemental pension .......................         4,555             4,403
Tax loss carryforwards .....................         1,459             2,044
Accelerated depreciation ...................        (4,134)           (3,217)
Accrued pension expense ....................           (27)             (189)
Asset writedowns ...........................           611               611
Other, net .................................           598               380
Less:  Valuation allowance .................        (1,459)           (2,044)
                                                   -------           -------
  Non-current ..............................         1,603             1,988
                                                   -------           -------
    Total ..................................       $ 7,847           $ 7,073
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

      The valuation allowance decreased by $585 thousand during fiscal 2000 due to the net decrease of foreign and state tax loss carryforwards. The valuation allowance of $1.46 million at June 30, 2000 was comprised of tax benefits of $347 thousand of foreign tax loss carryforwards and $1.11 million of state tax loss carryforwards. Benefits from foreign tax loss carryforwards of $125 thousand expire during the period 2001 through 2005 and $222 thousand may be carried forward indefinitely. The benefits of state tax loss carryforwards expire during the period 2002 through 2015.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

6. Other Liabilities

      Other Liabilities at June 30, 2000 and 1999 were comprised of the following:

                                                                 June 30,
                                                          ----------------------
                                                           2000           1999
                                                          -------        -------
      Supplemental pension payable ...............        $11,289        $10,918
      Non-current deferred income ................          1,700          1,580
      Other non-current liabilities ..............          1,535          1,376
                                                          -------        -------
                                                          $14,524        $13,874
                                                          =======        =======

7. Stock Options, Shareholder Rights and Stock Repurchase Plans

Stock Option Plans

      We have two employee stock option plans covering 5,825,000 shares of common stock as well as option agreements with certain consultants and members of the board of directors. The plans provide that options may be granted at a price of 100% of fair market value on date of grant, may be exercised in full or in installments, at the discretion of the board of directors, and must be exercised within ten years from date of grant.

      A summary of activity under the stock option plans is as follows:

                                                            Year Ended June 30,
                             ---------------------------------------------------------------------------------
                                      2000                         1999                         1998
                             -----------------------      -----------------------      -----------------------
                                            Weighted                     Weighted                     Weighted
                                             Average                      Average                      Average
                                            Exercise                     Exercise                     Exercise
                               Shares         Price         Shares        Price          Shares        Price
                             ---------      --------      ---------      --------      ---------      --------
Outstanding at
 July 1 ..............       2,313,756       $20.33       2,156,670       $18.72       1,934,869       $16.93
  Granted ............         444,100        36.85         521,775        26.03         476,700        25.00
  Exercised ..........        (427,334)       17.68        (168,478)       16.44        (156,737)       15.09
  Canceled ...........         (85,910)       25.17        (196,211)       21.19         (98,162)       19.69
                             ---------                    ---------                    ---------
Outstanding at
 June 30 .............       2,244,612        23.92       2,313,756        20.33       2,156,670        18.72
                             =========                    =========                    =========
Exercisable at
 June 30 .............       1,278,007       $19.81       1,341,617       $17.76       1,243,616       $16.41
                             ---------                    ---------                    ---------

     At June 30, 2000 there were 3,159,970 shares of common stock reserved for stock options.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

7. Stock Options, Shareholder Rights and Stock Repurchase Plans - (Continued)

      We adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) in fiscal 1997. We continue to account for our employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      In accordance with SFAS No. 123 the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to our stock option plans, pro forma net income and earnings per share would have been reported as the following pro forma amounts:

                                                           Year Ended June 30,
                                                    ---------------------------------
                                                     2000         1999         1998
                                                    -------      -------      -------
      Net earnings - as reported .............      $33,075      $21,412      $21,641
                                                    -------      -------      -------
      Net earnings - pro forma ...............      $30,258      $19,168      $20,514
                                                    -------      -------      -------
      Basic earnings per share -
       as reported ...........................      $  2.18      $  1.40      $  1.37
                                                    -------      -------      -------
      Basic earnings per share - pro forma ...      $  1.99      $  1.26      $  1.30
                                                    -------      -------      -------
      Diluted earnings per share - as reported      $  2.06      $  1.36      $  1.32
                                                    -------      -------      -------
      Diluted earnings per share - pro forma .      $  1.88      $  1.22      $  1.25
                                                    -------      -------      -------

      This pro forma impact only takes into account options granted since July 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the respective vesting period.

      The fair values of option grants were determined using the Black-Scholes option-pricing model with the following assumptions:

                                               Year Ended June 30,
                                        ----------------------------------
                                          2000         1999         1998
                                        ---------     -------      -------
      Dividend yield .............           0.40%       None         None

      Volatility .................             35%         35%          33%

      Risk-free interest rate ....           6.17%       5.78%        5.52%

      Expected life ..............      4.5 Years     4 Years      4 Years

      The weighted average fair value of options granted was $14.29 in 2000, $9.34 in 1999 and $8.43 in 1998.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

7. Stock Options, Shareholder Rights and Stock Repurchase Plans - (Continued)

      The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2000.

                                  Stock Options Outstanding               Stock Options Exercisable
                       ----------------------------------------------     -------------------------
                                         Weighted            Weighted                    Weighted
                                          Average            Average                     Average
Range of Exercise                        Remaining           Exercise                    Exercise
     Prices             Options       Contractual Life        Price         Options       Price
-----------------      ---------      ----------------       --------      ---------     --------
$ 7.38 --  $14.00        440,550            3.07              $13.95         440,550      $13.95
$14.25 --  $24.69        901,412            6.17              $20.81         581,454      $20.39
$25.06 --  $39.19        902,650            9.12              $31.88         256,003      $28.56
                       ---------                                           ---------
                       2,244,612            6.75              $23.92       1,278,007      $19.81
                       =========                                           =========

Shareholder Rights Plan

      On May 22, 1991, we adopted a Shareholder Rights Plan. The purpose of the plan is to prevent us from being the target of an unsolicited tender offer or unfriendly takeover. On May 16, 2000, we amended the Shareholder Rights Plan to provide for (i) an extension of the final expiration date of the Shareholder Rights Plan from June 2, 2001 to June 2, 2011 and (ii) a change in the purchase price of the rights from $300.00 to $200.00 per one one-thousandths of a share of Series A Preferred Stock, subject to adjustment.

      Under the plan, our common stockholders were issued one preferred stock purchase right for each share of common stock owned by them. Until they are redeemed by us or expire, each preferred stock purchase right entitles the holder to purchase .001 share of our Series A Preferred Stock, par value $1.00 per share, at an exercise price of $200. We may redeem the preferred stock purchase rights for $.01 per right at any time until after the date on which our right to redeem them has expired. In addition, the preferred stock purchase rights do not become exercisable until our right to redeem them has expired. Our right to redeem the preferred stock purchase rights expires on the 10th business day after the date of a public announcement that a person, or an acquiring person, has acquired ownership of our stock representing 15 percent or more of our shareholders' general voting power. Before an acquiring person acquires 50% or more of our outstanding common stock, the plan provides that we may offer to exchange the rights, in whole or in part, on the basis of an exchange ratio of one share of common stock for each right. However, any rights owned by the acquiring person and its affiliates and associates will be null and void and cannot be exchanged for common stock.

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

Stock Repurchase Plans

      On May 3, 1996, we announced a stock repurchase program for up to $20 million of our common stock to be repurchased when market conditions and other relevant factors were favorable. We acquired 876,702 shares and completed the program in fiscal 1999.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

7. Stock Options, Shareholder Rights and Stock Repurchase Plans - (Continued)

      We announced a second $20 million stock repurchase program on August 5, 1998. We acquired 832,286 shares and completed this program in fiscal 2000.

      We announced a third stock repurchase program for $30 million on September 14, 1999. We acquired 440,266 shares through June 30, 2000 at a cost of $15.25 million.

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

      o In the case of a non-employee director who does not elect to defer the retainer (or who has not filed a form of election), 39.6% of the retainer will be paid in cash (to approximate current federal income tax liability) and the balance in our common stock.

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

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

8. Segment Information (Continued)

                                           Cardiac     Vascular
                                           Assist/      Grafts/    Corporate
                                          Monitoring   Collagen       and
                                           Products    Products      Other      Consolidated
                                          ----------   --------    ---------    ------------
      Year ended June 30, 2000
      Net sales to external customers      $221,120     $77,680    $     --       $298,800
      Operating earnings                   $ 27,321     $17,613    $ (4,417)      $ 40,517
      Assets (a)                           $155,088     $52,724    $ 86,979       $294,791
      Capital expenditures                 $ 16,258     $11,456    $    641       $ 28,355
      Depreciation and amortization        $ 10,242     $ 1,410    $  1,205       $ 12,857

      Year ended June 30, 1999
      Net sales to external customers      $205,638     $63,462    $     --       $269,100
      Operating earnings                   $ 26,950     $ 7,397    $ (3,864)      $ 30,483
      Assets (a)                           $140,962     $40,237    $ 88,295       $269,494
      Capital expenditures                 $ 12,078     $ 1,654    $    549       $ 14,281
      Depreciation and amortization        $  9,354     $ 1,497    $  1,244       $ 12,095

      Year ended June 30, 1998
      Net sales to external customers      $194,357     $48,043    $     --       $242,400
      Operating earnings                   $ 24,568     $ 3,522    $ (3,135)      $ 24,955
      Assets (a)                           $118,464     $33,650    $100,934       $253,048
      Capital expenditures                 $  4,681     $ 1,524    $  1,952       $  8,157
      Depreciation and amortization        $  7,897     $ 1,129    $  1,332       $ 10,358

      (a) Assets within Corporate and Other include cash, marketable securities, property, plant and equipment including the corporate headquarters, goodwill and cash surrender value of officers life insurance.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

8. Segment Information (Continued)

      Reconciliation to consolidated earnings before income taxes:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              2000         1999         1998
                                            --------     --------     --------
      Consolidated operating earnings       $ 40,517     $ 30,483     $ 24,955
      Interest income, net                     3,638        3,313        4,947
      Other expense                             (132)        (583)        (187)
      Special items (b)                        3,825       (3,429)          --
                                            --------     --------     --------
      Consolidated earnings before taxes    $ 47,848     $ 29,784     $ 29,715
                                            ========     ========     ========

      (b) Gain on sale of technology in fiscal 2000 and restructuring expenses in fiscal 1999.

     The following table presents net sales by geography based on the location of the external customer.

                                                    Year Ended June 30,
                                            ----------------------------------
                                              2000         1999         1998
                                            --------     --------     --------
      United States ....................    $212,409     $193,146     $171,033
      Foreign countries ................      86,391       75,954       71,367
                                            --------     --------     --------
      Total ............................    $298,800     $269,100     $242,400
                                            ========     ========     ========

     The following table presents long-lived assets by geography.

                                                    Year Ended June 30,
                                            ----------------------------------
                                              2000         1999         1998
                                            --------     --------     --------
      United States ....................    $ 94,608     $ 70,526     $ 54,418
      Foreign countries ................      13,570       10,225        9,297
                                            --------     --------     --------
      Total ............................    $108,178     $ 80,751     $ 63,715
                                            ========     ========     ========

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

9. Retirement Benefit Plans

      We have various retirement benefit plans covering substantially all U.S. and international employees. Total expense for the domestic and international retirement plans was $4.40 million in 2000, $3.98 million in 1999 and $3.85 million in 1998.

Defined Benefit Plan - U.S.

      We have a defined benefit pension plan designed to provide retirement benefits to substantially all U.S. employees. U.S. pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974.

      The change in benefit obligation, change in plan assets and funded status of the U.S. defined benefit pension plan is shown below:

                                                                        Year Ended June 30,
                                                               --------------------------------------
                                                                 2000           1999           1998
                                                               --------       --------       --------
      Change in Benefit Obligation
        Pension benefit obligation at beginning of year .      $ 29,240       $ 25,913       $ 21,282
        Service cost ....................................         2,018          1,903          1,587
        Interest cost ...................................         1,971          1,800          1,577
        Plan amendments .................................             -            (41)             -
        Actuarial (gain)/loss ...........................        (4,710)           152          1,853
        Benefits paid ...................................          (605)          (487)          (386)
                                                               --------       --------       --------
          Pension benefit obligation at end of year .....      $ 27,914       $ 29,240       $ 25,913
                                                               ========       ========       ========

      Change in Plan Assets
        Fair value of plan assets at beginning of year ..      $ 26,444       $ 23,623       $ 20,460
        Actual return on assets .........................         1,614          1,675          2,090
        Employer contributions ..........................           750          1,633          1,459
        Benefits paid ...................................          (605)          (487)          (386)
                                                               --------       --------       --------
          Fair value of plan assets at end of year ......      $ 28,203       $ 26,444       $ 23,623
                                                               ========       ========       ========

      Funded Status at June 30,
        Pension benefit obligation ......................      $(27,914)      $(29,240)      $(25,913)
        Fair value of plan assets .......................        28,203         26,444         23,623
                                                               --------       --------       --------
        Funded status - plan assets more (less) than
          benefit obligation ............................           289         (2,796)        (2,290)
        Unrecognized prior service cost .................            26             27             69
        Unrecognized net actuarial (gain) loss ..........        (1,321)         2,953          2,652
        Unrecognized net obligation remaining at
          June 30, ......................................           254            325            396
                                                               --------       --------       --------
          (Accrued) Prepaid pension cost ................      $   (752)      $    509       $    827
                                                               ========       ========       ========

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

9. Retirement Benefit Plans - (Continued)

      The components of net pension expense of the U.S. defined benefit pension plan include the following:

                                                                                   Year Ended June 30,
                                                                          -------------------------------------
                                                                           2000           1999           1998
                                                                          -------        -------        -------
      Pension Expense
        Service cost ...............................................      $ 2,018        $ 1,904        $ 1,587
        Interest cost ..............................................        1,971          1,800          1,576
        Expected return on assets ..................................       (2,050)        (1,855)        (1,706)
        Amortization of net loss and unrecognized prior service
          cost  ....................................................            1             31              4
        Amortization of the remaining unrecognized net obligation ..           71             71             71
                                                                          -------        -------        -------
          Net pension expense ......................................      $ 2,011        $ 1,951        $ 1,532
                                                                          =======        =======        =======

                                                                                   Year Ended June 30,
                                                                          -------------------------------------
                                                                           2000           1999           1998
                                                                          -------        -------        -------
      Actuarial Assumptions
        Discount rate ..............................................         7.75%          7.00%          7.00%
        Salary increase ............................................         6.00%          6.00%          6.00%
        Long-term return on assets .................................         7.75%          7.75%          7.75%

      Plan assets are invested in U.S. Government and corporate securities and include investments in our common stock of $3.46 million (96,000 shares) at June 30, 2000.

Defined Benefit Plans - International

      We have international defined benefit pension plans. Retirement benefits are based on years of service, final average earnings and social security benefits. Funding policies are based on local statutes and the assets are invested in guaranteed insurance contracts.

      The funded status and components of net pension expense of the international defined benefit pension plans are shown below:

                                                                       Year Ended June 30,
                                                               -----------------------------------
                                                                2000          1999          1998
                                                               -------       -------       -------
      Funded Status at June 30,
        Pension benefit obligation ......................      $(1,554)      $(1,827)      $(1,722)
        Fair value of plan assets .......................          272           266           249
                                                               -------       -------       -------
        Funded status ...................................       (1,282)       (1,561)       (1,473)
        Unrecognized net actuarial loss .................          815         1,256         1,326
        Unrecognized net obligation remaining at
          June 30, ......................................           67            83           100
                                                               -------       -------       -------
          Accrued pension cost ..........................      $  (400)      $  (222)      $   (47)
                                                               =======       =======       =======

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

9. Retirement Benefit Plans - (Continued)

                                                                                Year Ended June 30,
                                                                          -------------------------------
                                                                          2000         1999         1998
                                                                          -----        -----        -----
      Pension Expense
        Service cost ...............................................      $ 192        $ 199        $ 179
        Interest cost ..............................................        119          114          100
        Expected return on assets ..................................        (27)         (26)         (42)
        Amortization of net loss and unrecognized prior service
          cost .....................................................         35           37           25
        Amortization of the remaining unrecognized net obligation ..         17           17           17
                                                                          -----        -----        -----
          Net pension expense ......................................      $ 336        $ 341        $ 279
                                                                          =====        =====        =====
      Actuarial Assumptions
        Discount rate ..............................................       7.75%        7.00%        7.00%
        Salary increase ............................................       6.00%        6.00%        6.00%
        Long-term return on assets .................................       7.75%        7.75%        7.75%

Supplemental Retirement Plans

      We have noncontributory, unfunded supplemental defined benefit retirement plans for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, and certain current and former key officers. Life insurance has been purchased to recover a substantial portion of the net after tax cost for these supplemental retirement plans. The assumptions used to develop the supplemental pension cost and the actuarial present value of the projected benefit obligation are reviewed annually.

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

      The supplemental pension expense for Mr. Saper recognized in the consolidated financial statements was $304 thousand in 2000, $148 thousand in 1999 and $526 thousand in 1998.

      The supplemental retirement plan covering certain current and former key officers provides a pension at age 65, for up to 15 years, based on a predetermined earnings level for the five-year period prior to retirement. The supplemental retirement benefit for one current officer provides a lifetime fixed dollar benefit commencing at the later of age 55 or date of retirement. The supplemental pension expense for these executives recognized in the consolidated financial statements was $101 thousand in 2000, $17 thousand in 1999 and $182 thousand in 1998.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

9.  Retirement Benefit Plans - (Continued)

     The change in benefit obligation, funded status and components of net pension expense of the supplemental defined benefit retirement plans are shown below:

                                                                        Year Ended June 30,
                                                              ----------------------------------------
                                                                2000            1999            1998
                                                              --------        --------        --------
       Change in Benefit Obligation
         Pension benefit obligation at beginning of year      $  8,474        $  7,466        $  8,328
         Service cost ..................................           212             183             165
         Interest cost .................................           592             513             467
         Actuarial (gain)/loss .........................          (312)            137          (1,459)
         Benefits paid .................................           (35)            (35)            (35)
                                                              --------        --------        --------
           Pension benefit obligation at end of year ...      $  8,931        $  8,264        $  7,466
                                                              ========        ========        ========

      Funded Status at June 30,
         Pension benefit obligation/Funded Status ......      $ (8,931)       $ (8,264)       $ (7,466)
         Unrecognized prior service cost ...............           410             440             661
         Unrecognized net actuarial gain ...............        (2,768)         (3,094)         (3,982)
                                                              --------        --------        --------
           Accrued pension liability ...................      $(11,289)       $(10,918)       $(10,787)
                                                              ========        ========        ========

      Pension Expense
         Service cost ..................................      $    212        $    224        $    164
         Interest cost .................................           591             472             467
         Amortization of net gain ......................          (638)           (751)           (765)
         Amortization of unrecognized prior service
           cost ........................................           240             220             842
                                                              --------        --------        --------
           Net pension expense .........................      $    405        $    165        $    708
                                                              ========        ========        ========

      Actuarial Assumption
         Discount rate .................................          7.75%           7.00%           7.00%

Defined Contribution Plans

      We have defined contribution savings and supplemental retirement plans that cover substantially all U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible domestic employees. The contributions are based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.65 million for 2000, $1.53 million for 1999 and $1.33 million for 1998.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

10. Commitments and Contingencies

Leases

      Future minimum rental commitments under noncancellable operating leases are as follows:

     Year
     ----
     2001 ......................................................    $2,904
     2002 ......................................................     1,909
     2003 ......................................................     1,333
     2004 ......................................................       446
     2005 ......................................................       146
     Thereafter ................................................       110
                                                                    ------
       Total future minimum rental payments ....................    $6,848
                                                                    ======

      Total rent expense amounted to approximately $5.0 million in 2000, $4.54 million in 1999 and $4.16 million in 1998.

Litigation

      We are subject to litigation in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits and that the outcome will not have a material adverse effect on our financial position or results of operations.

Credit Arrangements

      We have lines of credit totaling $100.4 million, with interest payable at each lender's prime rate. We did not have any borrowings at June 30, 2000 or June 30, 1999. Of the total available, $25 million expires in November 2000, $25 million expires in December 2000 and $25 million expires in August 2001. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.4 million in lines of credit with no expiration date.

11. Gain on Sale of Technology

      In the third quarter of fiscal 2000 we announced the sale of technology from a discontinued R&D project at our InterVascular, Inc. subsidiary. The sale resulted in an after-tax gain of $2.5 million.

12. Restructuring Charge

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

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

12. Restructuring Charge - (Continued)

      o Employee severance expenses related to workforce reductions and closing of the Clearwater facility. Approximately 70% of the 80 terminated employees left by June 30, 1999, and 90% by June 30, 2000. The balance of the employees will be leaving over the next 6 months. The employee terminations were primarily in administrative, R&D and manufacturing positions.

      o Writedown of certain Genisphere fixed assets based on our revised market entry strategy for the 3DNA technology. The asset writedowns were primarily for manufacturing equipment that was removed from service.

      A summary of the restructuring charges is shown below:

                                                    Clearwater,                      Genisphere
                                                      Florida       Employee            Asset
                                                   Plant Closure    Severance         Writedown          Total
                                                   -------------    ---------         ---------         ------
      Fiscal 1999 charges ................            $  880          $1,674            $  875          $3,429
      Utilized in fiscal 1999 ............               535             482               875           1,892
      Utilized in fiscal 2000 ............               187             881                --           1,068
                                                      ------          ------            ------          ------
      Remaining liability at June 30,
        2000 .............................            $  158          $  311            $   --          $  469
                                                      ======          ======            ======          ======

     The remaining liability is for severance for employees who will be leaving over the next six months and certain Clearwater, Florida plant closure costs. No additional expenditures are expected to complete the restructuring program.

Datascope Corp. and Subsidiaries
Notes To Consolidated Financial Statements
(in thousands, except per share data)

13. Quarterly Financial Data (Unaudited)

                                                         Year Ended June 30, 2000
                                       ------------------------------------------------------------
                                         First       Second        Third       Fourth
                                        Quarter      Quarter      Quarter      Quarter       Total
                                       --------     --------     --------     --------     --------
      Net sales .................      $ 63,500     $ 74,800     $ 77,600     $ 82,900     $298,800
                                       --------     --------     --------     --------     --------
      Gross margin ..............      $ 39,376     $ 46,017     $ 47,622     $ 49,228     $182,243
                                       --------     --------     --------     --------     --------
      Net earnings ..............      $  4,830     $  7,371     $ 10,495     $ 10,379     $ 33,075
                                       --------     --------     --------     --------     --------
      Earnings per share, basic .      $   0.32     $   0.49     $   0.70     $   0.70     $   2.18
                                       --------     --------     --------     --------     --------
      Earnings per share,
        diluted .................      $   0.30     $   0.46     $   0.66     $   0.66     $   2.06
                                       --------     --------     --------     --------     --------

                                                         Year Ended June 30, 1999
                                       ------------------------------------------------------------
                                         First       Second        Third       Fourth
                                        Quarter      Quarter      Quarter      Quarter       Total
                                       --------     --------     --------     --------     --------
      Net sales .................      $ 55,700     $ 66,700     $ 70,500     $ 76,200     $269,100
                                       --------     --------     --------     --------     --------
      Gross margin ..............      $ 34,106     $ 41,048     $ 43,303     $ 46,867     $165,324
                                       --------     --------     --------     --------     --------
      Net earnings ..............      $  2,681     $  5,886     $  5,966     $  6,879     $ 21,412
                                       --------     --------     --------     --------     --------
      Earnings per share, basic .      $   0.17     $   0.39     $   0.39     $   0.45     $   1.40
                                       --------     --------     --------     --------     --------
      Earnings per share,
        diluted .................      $   0.17     $   0.38     $   0.38     $   0.43     $   1.36
                                       --------     --------     --------     --------     --------

      Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

14. Earnings Per Share

      The computation of basic and diluted earnings per share is shown in the table below.

                                                                                     Year Ended June 30,
                                                                              ---------------------------------
                                                                               2000         1999         1998
                                                                              -------      -------      -------
      Net earnings .....................................................      $33,075      $21,412      $21,641
                                                                              -------      -------      -------
      Weighted average shares outstanding for basic earnings per share .       15,169       15,247       15,840
      Effect of dilutive employee stock options ........................          911          474          563
                                                                              -------      -------      -------
      Weighted average shares outstanding for diluted earnings per
        share ..........................................................       16,080       15,721       16,403
                                                                              =======      =======      =======
      Basic earnings per share .........................................      $  2.18      $  1.40      $  1.37
                                                                              -------      -------      -------
      Diluted earnings per share .......................................      $  2.06      $  1.36      $  1.32
                                                                              -------      -------      -------

                        Datascope Corp. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts
                                 (In thousands)

           Column A                Column B             Column C          Column D      Column E
      --------------------------   ------------   ----------------------  ----------    ----------
                                                        Additions
                                                  ----------------------
                                                    (1)          (2)
                                                  Charged     Charged to  Deductions
                                   Balance at     to costs    other       from          Balance at
                                   beginning of   and         accounts-   reserves-     close of
           Description             period         expenses    describe    describe      period
      --------------------------   ------------   --------    ----------  ----------    ----------
      Year Ended June 30, 2000
      Allowance for
      doubtful accounts ........      $1,192       $  567       $  --      $  115(A)    $1,644
                                      ======       ======       =====      ======       ======
      Reserve for warranty costs         640           --          --          --          640
                                      ======       ======       =====      ======       ======

      Year Ended June 30, 1999
      Allowance for
      doubtful accounts ........      $1,078       $  357       $  --      $  243(A)    $1,192
                                      ======       ======       =====      ======       ======
      Reserve for warranty costs         640           --          --          --          640
                                      ======       ======       =====      ======       ======

      Year Ended June 30, 1998
      Allowance for
      doubtful accounts ........      $  922       $  277       $  --      $  121(A)    $1,078
                                      ======       ======       =====      ======       ======
      Reserve for warranty costs         700           --          --          60(A)       640
                                      ======       ======       =====      ======       ======

(A)   Write-offs