Form 10-Q
period 2000-09-30
DATASCOPE CORP
filed 2000-11-14
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------      ------------------


                          Commission File Number 0-6516

                                DATASCOPE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                          13-2529596
-------------------------------------------------------------------------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                      14 Philips Parkway, Montvale, New Jersey  07645-9998
-------------------------------------------------------------------------------
                            (Address of principal executive offices)

                                 (201) 391-8100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:

     Indicate by check mark whether the registrant
     (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days.
                YES   X             No
                     ---               ---

Number of Shares of Company's Common Stock outstanding as of
October 31, 2000:    14,811,646.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

         First quarter of fiscal 2001 compared to the corresponding period last year.

     Net Sales

         Net sales of $67.8 million in the first quarter of fiscal 2001 increased $4.3 million or 7% from $63.5 million last year.

         Sales of the Cardiac Assist / Monitoring Products segment increased $3.0 million or 6% to $49.8 million from $46.8 million.

              Sales of Cardiac Assist products increased 4% to $26.3 million, due to increased balloon pump sales, generated by the continued market penetration of the System 98. The Profile 8 Fr. catheter continues to be a significant factor in IAB sales and now represents approximately 60% of total balloon catheter sales.

              Patient Monitoring sales increased 9% to $23.6 million. Sales of Passport(R) products increased substantially due to the strong customer demand for the new Passport 2, the company's next generation portable, battery powered bedside monitor. The Passport 2 was introduced in international markets in the second quarter of fiscal 2000 and in the U.S. market in the third quarter of fiscal 2000. Additionally, the Accutorr(R) Plus blood pressure monitor and Masimo SpO2 sensors continued to experience strong customer demand.

         Sales of the Collagen Products / Vascular Grafts segment increased $1.3 million or 8% to $18.0 million from $16.7 million.

              Sales of VasoSeal(R) arterial puncture sealing devices increased 9% to $13 million. Sales growth compared to last fiscal year was lower as competitive sales resources and competitive product evaluations increased. At the same time, VasoSeal's sales resources were significantly below normal strength because of open sales territories. During the quarter, the company recruited new sales representatives and clinical specialists needed to fill all open territories. In addition, the company is currently completing a 20% expansion of its field sales organization, in order to meet the challenge of increased competition. The company anticipates that its replenished and expanded complement of field resources will begin to become effective when training is completed in the third quarter.

              InterVascular's sales rose 6%, excluding the impact of foreign exchange rates, due to continued strong demand for the InterGard(R) Silver, the world's first anti-microbial vascular graft, primarily in European markets. Sales to the U.S. market increased 38%, reversing the decline experienced in the previous three quarters, when our U.S. distributor reduced inventory. After foreign exchange adjustment, InterVascular sales declined modestly to $4.5 million.

         The stronger U.S. dollar compared to major European currencies decreased total sales by approximately $1.1 million in the first quarter of fiscal 2001.

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 60.1% for the first quarter compared to 61.9% for the same period last year. The gross profit percentage in the first quarter of fiscal 2001 was impacted by lower average selling prices for certain patient monitoring products and a less favorable sales mix.

     Research and Development (R&D)

         R&D expenses, as a percentage of sales, were 9.2% for the first quarter of fiscal 2001, compared to 10.2% for the corresponding period last year.

         R&D expenses were $6.3 million in the first quarter of fiscal 2001 compared to $6.5 million last year. The 4% decrease was primarily due to reduced development expenses in the Patient Monitoring product line.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales, were 39.9% in the first quarter of fiscal 2001, compared to 41.9% last year.

         SG&A expenses of $27.0 million in the first quarter of fiscal 2001 increased $0.4 million or 2% primarily as a result of higher selling and marketing expenses in the VasoSeal and Cardiac Assist product lines related to new marketing programs and the higher sales.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $0.7 million in the first quarter of fiscal 2001.

     Interest Income and Expense

         Interest income in the fiscal 2001 first quarter of $1.1 million, increased $0.2 million or 27% compared to the first quarter last year. The higher interest income was attributable to a 6% increase in the average investment portfolio from $67.8 million to $71.9 million and an increase in the average yield to 6.1% from 5.1%.

         During the first quarter, the company recorded a pretax gain of $593 thousand, or $0.02 per share after tax, from the sale of an underutilized facility in Oakland, New Jersey.

     Income Taxes

         The consolidated effective tax rate was 32.0% for the first quarter of fiscal 2001 compared to 31.0% last year. The higher tax rate was due mainly to the impact of higher earnings taxed at a higher statutory tax rate and expiration of a tax exemption for a manufacturing subsidiary in Europe.

     Net Earnings

         Net earnings were $6.1 million or $0.39 per diluted share in the first quarter of fiscal 2001 compared to $4.8 million, or $0.30 per diluted share last year.

         The increased earnings reflect:
             o   higher gross margin from increased sales
             o   greater expense control
             o non-recurring gain of $593 thousand or $0.02 per diluted share after tax related to the sale of an underutilized facility
             o   increased interest income of $231 thousand described above.

Liquidity and Capital Resources

     Working capital was $121.4 million at September 30, 2000, compared to $120.8 million at June 30, 2000 and the current ratio was 3.4:1 compared to 3.3:1. The modest increase in working capital and current ratio were primarily due to a decline in accrued compensation expenses.

     In the first three months of fiscal 2001 cash provided by operations was $9.7 million, compared to $8.1 million last year. The $1.6 million increase primarily reflects higher net earnings and lower inventories. Net cash used in investing activities was $3.0 million, attributable to the purchase of $3.0 million of property, plant and equipment. Net cash used in financing activities was $6.4 million, primarily due to stock repurchases of $5.5 million and $0.6 million dividends paid.

     Through September 30, 2000 we expended $5.5 million to purchase about 160,000 shares of our common stock under the current $30 million stock repurchase program.

     On August 18, 2000, the Board of Directors declared a quarterly cash dividend of $0.04 per share payable on September 29, 2000 to stockholders of record at September 1, 2000.

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

Information Concerning Forward Looking Statements

     This Management's Discussion and Analysis of Results of Operations and Financial Condition includes forward-looking statements that involve risks and uncertainties because of the possibility that market conditions may change, particularly as the result of competitive activity in the cardiac assist, arterial sealing and other markets served by the company, the company's ability to gain market acceptance for new products and the company's dependence on certain suppliers for patient monitoring and VasoSeal products. Additional risks are the ability of the company to successfully introduce new products, continued demand for the company's products generally, the rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such technological changes, the uncertain timing of regulatory approvals, as well as other risks detailed from time to time in documents filed by Datascope with the Securities and Exchange Commission.

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

     As of September 30, 2000, we had a notional amount of $4.3 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No. 133), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have adopted SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                        Sept 30,          June 30,
                                                                          2000              2000
                                                                     ---------------      ---------------
Assets                                                                (unaudited)                (a)
Current Assets:
  Cash and cash equivalents                                          $        2,643        $       2,102
  Short-term investments                                                     57,118               53,096
  Accounts receivable less allowance for
    doubtful accounts of $1,635 and $1,644                                   61,945               69,081
  Inventories                                                                39,610               38,986
  Prepaid expenses and other current assets                                  11,236               10,014
                                                                     ---------------      ---------------
      Total Current Assets                                                  172,552              173,279

Property, Plant and Equipment, net of accumulated
    depreciation of $59,483 and $58,234                                      86,855               86,243
Non-Current Marketable Securities                                             8,138               12,235
Other Assets                                                                 23,941               23,034
                                                                     ---------------      ---------------
                                                                      $     291,486        $     294,791
                                                                     ===============      ===============

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                   $       14,668        $      14,250
  Accrued expenses                                                           13,262               11,165
  Accrued compensation                                                       14,727               19,662
  Deferred revenue                                                            4,216                4,773
  Taxes on income                                                             4,273                2,630
                                                                     ---------------      ---------------
      Total Current Liabilities                                              51,146               52,480

Other Liabilities                                                            14,462               14,524
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                                    --                   --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares; Issued and
    outstanding, 17,098 and 17,028 shares                                       171                  170
  Additional paid-in capital                                                 60,357               60,646
  Treasury stock at cost, 2,309 and 2,149 shares                            (60,714)             (55,247)
  Retained earnings                                                         235,675              230,187
  Accumulated other comprehensive loss                                       (9,611)              (7,969)
                                                                     ---------------      ---------------
                                                                            225,878              227,787
                                                                     ---------------      ---------------
                                                                      $     291,486        $     294,791
                                                                     ===============      ===============


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                    September 30,
                                                          -----------------------------------
                                                              2000              1999
                                                          --------------       --------------

Net Sales                                                 $      67,800         $     63,500
                                                          --------------       --------------

Costs and Expenses:
  Cost of sales                                                  27,072               24,214
  Research and development
    expenses                                                      6,256                6,497
  Selling, general and
    administrative expenses                                      27,030               26,606
                                                          --------------       --------------
                                                                 60,358               57,317
                                                          --------------       --------------

Operating Earnings                                                7,442                6,183

Other (Income) Expense:
  Interest income                                                (1,098)                (867)
  Interest expense                                                    2                    2
  Other, net                                                       (408)                  48
                                                          --------------       --------------
                                                                 (1,504)                (817)
                                                          --------------       --------------

Earnings Before Taxes on Income                                   8,946                7,000

Taxes on Income                                                   2,863                2,170
                                                          --------------       --------------

Net Earnings                                              $       6,083          $     4,830
                                                          ==============       ==============


Earnings Per Share, Basic                                 $        0.41          $      0.32
                                                          ==============       ==============
Weighted average common
   shares outstanding, Basic                                     14,858               15,206
                                                          ==============       ==============

Earnings Per Share, Diluted                                 $      0.39          $      0.30
                                                          ==============       ==============
Weighted average common
   shares outstanding, Diluted                                   15,595               16,093
                                                          ==============       ==============



                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                     September 30,
                                                                            ---------------------------------
                                                                                  2000               1999
                                                                            --------------     --------------
Operating Activities:
   Net cash provided by operating activities                                 $      9,732       $      8,103
                                                                            --------------     --------------

Investing Activities:
   Capital expenditures                                                            (3,043)            (3,282)
   Purchases of marketable securities                                              (7,961)           (14,499)
   Maturities of marketable securities                                              8,036             17,003
                                                                            --------------     --------------
   Net cash used in investing activities                                           (2,968)              (778)
                                                                            --------------     --------------

Financing Activities:
   Treasury shares acquired under repurchase programs                              (5,467)           (10,348)
   Exercise of stock options                                                         (288)             1,028
   Cash dividends paid                                                               (595)                 0
                                                                            --------------     --------------
   Net cash used in financing activities                                           (6,350)            (9,320)
                                                                            --------------     --------------
   Effect of exchange rates on cash                                                   127                (95)
                                                                            --------------     --------------
Increase (decrease) in cash and cash equivalents                                      541             (2,090)
Cash and cash equivalents, beginning of period                                      2,102              4,572
                                                                            --------------     --------------
Cash and cash equivalents, end of period                                     $      2,643       $      2,482
                                                                            ==============     ==============
Supplemental Cash Flow Information
   Cash Paid during the period for:
     Income taxes                                                            $      1,223       $        726
                                                                            --------------     --------------

   Non-cash transactions:
      Net transfers of inventory to fixed assets
        for use as demonstration equipment                                   $      1,333       $      2,171
                                                                            --------------     --------------



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

The consolidated balance sheet as of September 30, 2000 and the statements of consolidated earnings and cash flows for the three month periods ended September 30, 2000 and 1999 have been prepared by the Company, without audit. In our opinion, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the period ended September 30, 2000 are not necessarily indicative of a full year's operations.

We have reclassified certain prior year information to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                              ---------------------------------
                                                Sept 30,             June 30,
                                                  2000                2000
                                              ------------         ------------
               Materials                          $18,232              $17,462
               Work in Process                      8,591                7,888
               Finished Goods                      12,787               13,636
                                              ------------         ------------
                                                  $39,610              $38,986
                                              ============         ============

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the three months ended September 30, 2000 were as follows:

               Net earnings                                      $6,083
               Foreign currency translation adjustments          (1,642)
               Common stock and additional paid-in
               capital effects of stock option activity            (288)
               Cash dividends on common stock                      (595)
               Purchases under stock repurchase plans            (5,467)
                                                               ---------
               Total decrease in stockholders' equity           ($1,909)
                                                               =========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:


----------------------------    ----------------------------------      -----------------------------------
For Three Months Ended                  September 30, 2000                      September 30, 1999
----------------------------    ----------------------------------      -----------------------------------
                                    Net                  Per Share           Net                 Per Share
Basic EPS                        Earnings      Shares      Amount         Earnings    Shares       Amount
---------                       ----------  ----------- -----------     ----------- -----------  ----------
Earnings available to
   common shareholders             $6,083       14,858       $0.41          $4,830      15,206       $0.32

Diluted EPS
Options issued to employees            --          737       (0.02)             --         887       (0.02)
                                ----------  ----------- -----------     ----------- -----------  ----------

Earnings available to
   common shareholders
   plus assumed conversions        $6,083       15,595       $0.39          $4,830      16,093       $0.30
                                ==========  =========== ===========     =========== ===========  ==========


5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three month periods ended September 30, 2000 and 1999 our comprehensive income was as follows:

                                                 -----------     -----------
                                                    2000            1999
                                                 -----------     -----------
         Net earnings                                $6,083          $4,830
         Foreign currency translation
           gain or (loss)                            (1,642)            692
                                                 -----------     -----------
         Total comprehensive income                  $4,441          $5,522
                                                 ===========     ===========

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

We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue. Net sales and operating earnings are shown below.

                                                            Cardiac         Collagen
                                                           Assist /        Products /       Corporate
                                                          Monitoring        Vascular           and
                                                           Products          Grafts           Other        Consolidated
-----------------------------------------------------   ----------------  ---------------- --------------  ----------------
Three months ended September 30, 2000
-----------------------------------------------------
Net sales to external customers                                 $49,819           $17,981             --           $67,800
                                                        -------------------------------------------------------------------
Operating earnings                                               $3,190            $3,430           $822            $7,442
                                                        -------------------------------------------------------------------

-----------------------------------------------------
Three months ended September 30, 1999
-----------------------------------------------------
Net sales to external customers                                 $46,818           $16,682             --           $63,500
                                                        -------------------------------------------------------------------
Operating earnings                                               $3,250            $3,391          ($458)           $6,183
                                                        -------------------------------------------------------------------

Reconciliation to consolidated

earnings before income taxes:                                      2000              1999
-------------------------------
                                                        ----------------  ----------------
Consolidated operating earnings                                  $7,442            $6,183
Interest income, net                                              1,096               865
Other (expense) income                                              408               (48)
                                                        ----------------  ----------------
Consolidated earnings before taxes                               $8,946            $7,000
                                                        ================  ================

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

7.  Restructuring Program

Based upon a review by senior management of all company operations, a restructuring plan was approved in fiscal year 1999 to reduce the company's cost structure and streamline certain operations. We recorded pretax restructuring charges totaling $3.43 million, or $0.14 per share, during the second half of fiscal 1999 related to the following cost reduction initiatives:

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

A summary of the restructuring charges and remaining liability at September 30, 2000 is shown below.

                                                           Clearwater                      Genisphere
                                                              Plant         Employee          Asset
                                                             Closure        Severance       Writedown         Total
                                                          --------------  --------------  -------------- ---------------
Fiscal 1999 restructuring charges                                 $880          $1,674            $875          $3,429
Utilized through fiscal 2000                                       722           1,363             875           2,960
Utilized in Q1 fiscal 2001                                          49              25              --              74
                                                          --------------  --------------  -------------- ---------------
Remaining liability at September 30, 2000                         $109            $286              --            $395
                                                          ==============  ==============  ============== ===============

No additional expenditures are expected to complete the restructuring program.

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

                              DATASCOPE CORP.
                              Registrant

                              By: \s\   Lawrence Saper
                                  ---------------------------------------
                                    Chairman of the Board and
                                    Chief Executive Officer

                              By: \s\   Leonard S. Goodman
                                  -----------------------------------
                                    Vice President, CFO and Treasurer

Dated:  November 14, 2000