Form 10-Q
period 2000-12-31
DATASCOPE CORP
filed 2001-02-09
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2000
                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________


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

Number of Shares of Company's Common Stock outstanding as of January 31, 2001: 14,787,626.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

         Second quarter and first six months of fiscal 2001 compared to the corresponding periods last year.

     Net Sales
     ---------

         Net sales were $75.5 million in the second quarter and $143.3 million in the first six months of fiscal 2001 representing an increase of 1% and 4% compared to the second quarter and first six months of fiscal 2000.

         Sales of the Cardiac Assist / Monitoring Products segment were $55.3 million compared to $56.3 million in the second quarter and $105.1 million in the first six months of fiscal 2001 compared to $103.2 million last year.

         Sales in the second quarter were below plan, primarily because the company's supplier of printed circuit boards could not produce the quantities needed to support planned requirements for Passport 2 patient monitors and System 98 balloon pumps. The company anticipates that the board deliveries in the third quarter will be adequate to support planned shipments. In addition, Datascope has contracted with a second supplier who will begin shipping boards in the fourth quarter.

              Sales of intra-aortic balloon catheters increased due to higher international shipments and significantly increased market penetration of the Profile 8 Fr. product, accounting for 60% of worldwide balloon catheter sales in the second quarter this year compared to 50% in the same period last year. Customer demand has been strong for the System 98XT balloon pump, a new advanced performance balloon pump, launched in the second quarter that replaces the System 98.

              Primarily as a result of the supplier-related shortfall for circuit boards, Patient Monitoring sales in the second quarter declined 4% to $25.9 million.

         Sales of the Collagen Products / Vascular Grafts segment increased 10% to $20.2 million in the second quarter and 9% to $38.2 million in the first six months of fiscal 2001.

              Sales of VasoSeal(R) arterial puncture sealing devices increased 6% to $14.1 million. In order to compete more effectively in the vascular sealing market, Datascope is completing the previously announced 20% expansion of its field sales organization, and expects that training will be completed in the third quarter. The company expects that this expansion will begin to contribute to sales in the fourth quarter.

              InterVascular sales increased 15% to $5.7 million, due to continued strong international demand for the InterGard Silver(TM), the world's first anti-microbial vascular graft. In addition, sales to the U.S. distributor increased significantly for the second consecutive quarter, reversing the sharp decline in sales of last year as the distributor reduced inventory. Excluding foreign exchange adjustment, InterVascular's sales rose 26% in the second quarter.

              InterVascular received FDA 510(k) clearance in January to market the company's line of heparin-coated vascular grafts, InterGard Heparin(TM), in the U.S. InterGard Heparin is the first vascular prosthesis incorporating a drug cleared for marketing by the FDA. Shipments are expected to begin in the fourth quarter. InterGard Heparin has been successfully implanted in more than 15,000 patients since its introduction in Europe in 1993.

         The stronger U.S. dollar compared to major European currencies decreased total sales by approximately $1.7 million in the second quarter and $2.8 million in the first six months of fiscal 2001.

     Gross Profit (Net Sales Less Cost of Sales)
     -------------------------------------------

         The gross profit percentage was 61.1 % for the second quarter and 60.6% for the first six months of fiscal 2001, compared to 61.3% and 61.6% for the corresponding periods last year. The gross profit percentage in the second quarter and first six months of fiscal 2001 was impacted primarily by lower average selling prices for certain patient monitoring products and one-time incremental costs related to the shortfall in circuit board supply.

     Research and Development (R&D)
     ------------------------------

         R&D expenses, as a percentage of sales, were 8.0% for the second quarter and 8.6% for the first six months of fiscal 2001, compared to
         8.1 % and 9.1 % for the corresponding periods last year.

         R&D expenses were $6.0 million in the second quarter and $12.3 million in the first six months of fiscal 2001 compared to $6.1 million and $12.6 million for the corresponding periods last year. The decrease was primarily due to reduced development expenses in the Patient Monitoring product line.

     Selling, General & Administrative Expenses (SG&A)
     -------------------------------------------------

         SG&A expenses, as a percentage of sales, were 38.3% in the second quarter and 39.0% in the first six months of fiscal 2001, compared to 40.1% and 40.9% in the corresponding periods last year.

         SG&A expenses declined $1.1 million or 4% in the second quarter and $0.7 million or 1% in the first six months of fiscal 2001 primarily as a result of tighter operating cost controls and reduced corporate expenses.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $1.2 million in the second quarter and $1.9 million in the first six months of fiscal 2001.

     Interest Income and Expense
     ---------------------------

         Interest income in the second quarter of $0.9 million, was unchanged compared to the second quarter last year. Interest income was $2.0 million for the first six months of fiscal 2001 compared to $1.7 million last year, with the 15% increase attributable to an increase in the average yield to 6.1% from 5.4%. The portfolio balance declined from $62.5 million to $58.1 million.

         In the first quarter of fiscal 2001 we recorded a pretax gain of $593 thousand, or $0.02 per share after tax, from the sale of an underutilized facility in Oakland, New Jersey.

     Income Taxes
     ------------

         The consolidated effective tax rate was 32.0% for the second quarter and first six months of fiscal 2001 compared to 31.0% for the corresponding periods last year. The higher tax rate in fiscal 2001 was due mainly to the impact of higher earnings taxed at a higher statutory tax rate and expiration of a tax exemption for a manufacturing subsidiary in Europe.

     Net Earnings
     ------------

         Net earnings increased 11% to $8.2 million or $0.53 per diluted share in the second quarter of fiscal 2001 compared to $7.4 million, or $0.46 per diluted share last year. Net earnings for the first six months of fiscal 2001 increased 17% to $14.3 million or $0.92 per diluted share compared to $12.2 million or $0.76 per diluted share for the first six months last year.

         The increased earnings reflect:
             o    higher gross margin from increased sales
             o    greater expense control
             o non-recurring gain of $593 thousand or $0.02 per diluted share after tax related to the sale of an underutilized facility, recorded in the first quarter

Liquidity and Capital Resources

     Working capital was $125.5 million at December 31, 2000, compared to $120.8 million at June 30, 2000. The current ratio was 3.6:1 compared to 3.3:1.

     In the first six months of fiscal 2001 cash provided by operations was $4.3 million, compared to $12.4 million last year. The decline is primarily attributable to a reduction in accrued liabilities and an increase in accounts receivable. Net cash provided by investing activities was $3.1 million, primarily attributable to maturities of marketable securities of $36.8 million, partially offset by $28.9 million purchases of marketable securities and the purchase of $5.9 million of property, plant and equipment. Net cash used in financing activities was $6.8 million, primarily due to stock repurchases of $6.5 million and $0.6 million dividends paid.

     Through December 31, 2000 we expended $6.5 million to purchase about 190,000 shares of our common stock under the current $30 million stock repurchase program.

     On December 12, 2000 the Board of Directors declared an increase in the quarterly dividend to $0.05 per share payable on January 12, 2001 to stockholders of record at December 27, 2000.

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

Information Concerning Forward Looking Statements

     This Management's Discussion and Analysis of Results of Operations and Financial Condition includes forward-looking statements that involve risks and uncertainties because of the possibility that market conditions may change, particularly as the result of competitive activity in the cardiac assist, arterial sealing and other markets served by the company, the company's ability to gain market acceptance for new products and the company's dependence on certain suppliers for patient monitoring, cardiac assist and VasoSeal products. Additional risks are the ability of the company to successfully introduce new products, continued demand for the company's products generally, the rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed from time to time in documents filed by Datascope with the Securities and Exchange Commission.

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

     As of December 31, 2000, we had a notional amount of $4.8 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                           Dec 31,             June 30,
                                                                            2000                 2000
                                                                          ---------           ---------
Assets                                                                   (unaudited)              (a)
Current Assets:
  Cash and cash equivalents                                               $   2,469            $   2,102
  Short-term investments                                                     47,283               53,096
  Accounts receivable less allowance for
    doubtful accounts of $1,670 and $1,644                                   67,767               69,081
  Inventories                                                                44,647               38,986
  Prepaid expenses and other current assets                                  11,964               10,014
                                                                          ---------            ---------
      Total Current Assets                                                  174,130              173,279

Property, Plant and Equipment, net of accumulated
    depreciation of $61,469 and $58,234                                      89,486               86,243
Non-Current Marketable Securities                                            10,098               12,235
Other Assets                                                                 23,880               23,034
                                                                          ---------            ---------
                                                                          $ 297,594            $ 294,791
                                                                          =========            =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                        $  14,879            $  14,250
  Accrued expenses                                                           16,005               11,165
  Accrued compensation                                                       12,383               19,662
  Deferred revenue                                                            3,797                4,773
  Taxes on income                                                             1,547                2,630
                                                                          ---------            ---------
      Total Current Liabilities                                              48,611               52,480

Other Liabilities                                                            14,812               14,524
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                                    --                   --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares; Issued and
    outstanding, 17,132 and 17,028 shares                                       171                  170
  Additional paid-in capital                                                 60,963               60,646
  Treasury stock at cost, 2,339 and 2,149 shares                            (61,731)             (55,247)
  Retained earnings                                                         243,101              230,187
  Accumulated other comprehensive loss                                       (8,333)              (7,969)
                                                                          ---------            ---------
                                                                            234,171              227,787
                                                                          ---------            ---------
                                                                          $ 297,594            $ 294,791
                                                                          =========            =========

                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                Six Months Ended                   Three Months Ended
                                                                  December 31,                         December 31,
                                                         ----------------------------          ---------------------------
                                                            2000               1999               2000              1999
                                                         ---------          ---------           --------          --------
Net Sales                                                $ 143,300          $ 138,300           $ 75,500          $ 74,800
                                                         ---------          ---------           --------          --------
Costs and Expenses:
  Cost of sales                                             56,462             53,125             29,390            28,911
  Research and development
    expenses                                                12,304             12,562              6,048             6,065
  Selling, general and
    administrative expenses                                 55,938             56,593             28,908            29,987
                                                         ---------          ---------           --------          --------
                                                           124,704            122,280             64,346            64,963
                                                         ---------          ---------           --------          --------
Operating Earnings                                          18,596             16,020             11,154             9,837

Other (Income) Expense:
  Interest income                                           (1,988)            (1,722)              (890)             (855)
  Interest expense                                               9                 10                  7                 8
  Other, net                                                  (381)                50                 27                 2
                                                         ---------          ---------           --------          --------
                                                            (2,360)            (1,662)              (856)             (845)
                                                         ---------          ---------           --------          --------
Earnings Before Taxes on Income                             20,956             17,682             12,010            10,682

Taxes on Income                                              6,706              5,481              3,843             3,311
                                                         ---------          ---------           --------          --------
Net Earnings                                             $  14,250          $  12,201           $  8,167          $  7,371
                                                         =========          =========           ========          ========

Earnings Per Share, Basic                                $    0.96          $    0.81           $   0.55          $   0.49
                                                         =========          =========           ========          ========
Weighted average common
   shares outstanding, Basic                                14,827             15,101             14,796            14,995
                                                         =========          =========           ========          ========

Earnings Per Share, Diluted                              $    0.92          $    0.76           $   0.53          $   0.46
                                                         =========          =========           ========          ========
Weighted average common
   shares outstanding, Diluted                              15,490             16,053             15,385            16,002
                                                         =========          =========           ========          ========

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries

                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)

                                   (Unaudited)

                                                                           Six Months Ended
                                                                              December 31
                                                                        ------------------------
                                                                          2000            1999
                                                                        -------         --------
Operating Activities:
  Net cash provided by operating activities                             $ 4,261         $ 12,402
                                                                        -------         --------

Investing Activities:
  Capital expenditures                                                   (5,923)          (8,173)
  Proceeds from sale of Oakland facility                                  1,112                0
  Purchases of marketable securities                                    (28,892)         (40,253)
  Maturities of marketable securities                                    36,842           42,536
                                                                        -------         --------
  Net cash provided by (used in) investing activities                     3,139           (5,890)
                                                                        -------         --------

Financing Activities:
  Treasury shares acquired under repurchase programs                     (6,484)         (10,347)
  Exercise of stock options and other                                       318            2,205
  Cash dividends paid                                                      (595)               0
                                                                        -------         --------
  Net cash used in financing activities                                  (6,761)          (8,142)
                                                                        -------         --------

  Effect of exchange rates on cash                                         (272)             125
                                                                        -------         --------

Increase (decrease) in cash and cash equivalents                            367           (1,505)
Cash and cash equivalents, beginning of period                            2,102            4,572
                                                                        -------         --------

Cash and cash equivalents, end of period                                $ 2,469         $  3,067
                                                                        =======         ========

Supplemental Cash Flow Information
  Cash Paid during the period for:
   Income taxes                                                         $ 7,792         $  5,426
                                                                        -------         --------
  Non-cash transactions:
   Net transfers of inventory to fixed assets
    for use as demonstration equipment                                  $ 4,047         $  4,312
                                                                        -------         --------

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

The consolidated balance sheet as of December 31, 2000, the statements of consolidated earnings for the three and six month periods ended December 31, 2000 and 1999 and the statements of cash flows for the six month periods ended December 31, 2000 and 1999 have been prepared by the Company, without audit. In our opinion, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the period ended December 31, 2000 are not necessarily indicative of a full year's operations.

We have reclassified certain prior year information to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                            Dec 31,        June 30,
                                             2000            2000
                                           -------         -------
                 Materials                 $23,292         $17,462
                 Work in Process             9,321           7,888
                 Finished Goods             12,034          13,636
                                           -------         -------
                                           $44,647         $38,986
                                           =======         =======

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the six months ended December 31, 2000 were as follows:

                 Net earnings                                     $14,250
                 Foreign currency translation adjustments            (364)
                 Common stock and additional paid-in
                   capital effects of stock option activity           318
                 Cash dividends on common stock                    (1,336)
                 Purchases under stock repurchase plans            (6,484)
                                                                  -------
                 Total increase in stockholders' equity           $ 6,384
                                                                  =======

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

---------------------------------      --------------------------------------------------------------------------------------
For Three Months Ended                            December 31, 2000                          December 31, 1999
---------------------------------      --------------------------------------------------------------------------------------
                                           Net                     Per Share             Net                      Per Share
Basic EPS                               Earnings        Shares       Amount            Earnings       Shares        Amount
---------                              ------------  ------------  ------------       ------------  ------------  -----------
Earnings available to
   common shareholders                      $8,167        14,796         $0.55             $7,371        14,995        $0.49

Diluted EPS

Options issued to employees                     --           589         (0.02)                --         1,007        (0.03)
                                       ------------  ------------  ------------       ------------  ------------  -----------

Earnings available to
   common shareholders
   plus assumed conversions                 $8,167        15,385         $0.53             $7,371        16,002        $0.46
                                       ============  ============  ============       ============  ============  ===========

---------------------------------      --------------------------------------------------------------------------------------
For Six Months Ended                              December 31, 2000                          December 31, 1999
---------------------------------      --------------------------------------------------------------------------------------
                                           Net                      Per Share             Net                      Per Share
Basic EPS                               Earnings       Shares         Amount            Earnings       Shares        Amount
---------                              ------------  ------------  ------------       ------------  ------------  -----------
Earnings available to
   common shareholders                     $14,250        14,827         $0.96            $12,201        15,101        $0.81

Diluted EPS

Options issued to employees                     --           663         (0.04)                --           952        (0.05)
                                       ------------  ------------  ------------       ------------  ------------  -----------

Earnings available to
   common shareholders
   plus assumed conversions                $14,250        15,490         $0.92            $12,201        16,053        $0.76
                                       ============  ============  ============       ============  ============  ===========

5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three and six month periods ended December 31, 2000 and 1999 our comprehensive income was as follows:

                                             Six Months Ended                Three Months Ended
                                         --------------------------       --------------------------
                                          12/31/00      12/31/99           12/31/00      12/31/99
                                         ------------  ------------       ------------  ------------
       Net earnings                          $14,250       $12,201             $8,167        $7,371
       Foreign currency translation
          gain or (loss)                        (364)         (416)             1,278        (1,108)
                                         ------------  ------------       ------------  ------------
       Total comprehensive income            $13,886       $11,785             $9,445        $6,263
                                         ============  ============       ============  ============

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

                                                           Cardiac          Collagen
                                                           Assist/          Products/        Corporate
                                                         Monitoring         Vascular            and
                                                          Products           Grafts            Other          Consolidated
-----------------------------------------------------   --------------    --------------   --------------    ----------------
Three months ended December 31, 2000
-----------------------------------------------------
Net sales to external customers                               $55,254           $20,246               --             $75,500
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $6,649            $3,754             $752             $11,154
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Three months ended December 31, 1999
-----------------------------------------------------
Net sales to external customers                               $56,343           $18,457               --             $74,800
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $7,892            $2,500            ($555)             $9,837
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Six months ended December 31, 2000
-----------------------------------------------------
Net sales to external customers                              $105,073           $38,227               --            $143,300
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $9,839            $7,184           $1,574             $18,596
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Six months ended December 31, 1999
-----------------------------------------------------
Net sales to external customers                              $103,161           $35,139               --            $138,300
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                            $11,142            $5,891          ($1,013)            $16,020
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------------------------------------------------------------------------------
Reconciliation to consolidated earnings                          Six Months Ended                   Three Months Ended
    before income taxes :                                   12/31/00         12/31/99         12/31/00          12/31/99
-----------------------------------------------------   --------------    --------------   --------------    ----------------
Consolidated operating earnings                               $18,596           $16,020          $11,154              $9,837
Interest income, net                                            1,979             1,712              883                 847
Other (expense) income                                            381               (50)             (27)                 (2)
                                                        --------------    --------------   --------------    ----------------
Consolidated earnings before taxes                            $20,956           $17,682          $12,010             $10,682
                                                        ==============    ==============   ==============    ================

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

As of December 31, 2000, the remaining liability for the restructuring is $228 thousand for employee severance and $56 thousand in lease termination costs. No additional expenditures are expected to complete the restructuring program.

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

                                  DATASCOPE CORP.
                                  Registrant


                                  By: \s\   Lawrence Saper
                                      -----------------------------------
                                        Chairman of the Board and
                                        Chief Executive Officer


                                  By: \s\   Leonard S. Goodman
                                      -----------------------------------
                                        Vice President, CFO and Treasurer


Dated: February 9, 2001