Form 10-Q
period 2001-03-31
DATASCOPE CORP
filed 2001-05-11
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------


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
                YES    X           NO
                      ---             ---

Number of Shares of Company's Common Stock outstanding as of
April 30, 2001:    14,791,895.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Results of Operations

         Third quarter and first nine months of fiscal 2001 compared to the corresponding periods last year.

     Net Sales

         Net sales were $81.6 million in the third quarter and $224.9 million in the first nine months of fiscal 2001 representing an increase of 5% and 4% compared to the third quarter and first nine months of fiscal 2000, respectively.

         Sales of the Cardiac Assist / Monitoring Products segment were $59.0 million compared to $57.0 million in the third quarter and $164.1 million in the first nine months of fiscal 2001 compared to $160.1 million last year.

              Sales of Cardiac Assist products increased 2% in both the third quarter and first nine months of fiscal 2001 to $30.6 million and $86.3 million, respectively, reflecting increased sales of intra-aortic balloon pumps and flat sales of balloon catheters. Sales of intra-aortic balloon pumps increased as a result of strong customer demand for the System 98XT, Datascope's advanced performance balloon pump with automated timing control, which was launched last quarter.

              Patient Monitoring sales increased 5% to $28.4 million in the third quarter of fiscal 2001. The issue with supply of printed circuit boards for the Passport 2 monitor, which impacted shipments in the second quarter, was resolved in the third quarter as anticipated. Consequently, sales of the Passport 2 monitor posted solid growth and made its expected, major contribution to sales of patient monitoring products. Sales of the Accutorr(R) Plus blood pressure monitor and Masimo SpO2 sensors also contributed to growth in the third quarter. Sales of Patient Monitoring products increased 3% to $77.8 million in the first nine months of fiscal 2001.

         Sales of the Collagen Products / Vascular Grafts segment increased 9% to $22.3 million in the third quarter and 8% to $60.0 million in the first nine months of fiscal 2001.

              Sales of VasoSeal(R) arterial puncture sealing devices increased to $15.2 million, 1% above last year but 8% above the previous quarter as sales grew progressively stronger towards the latter part of the third quarter. During the quarter, Datascope completed a 30% expansion of its field sales organization, comprised of sales representatives and clinical specialists. The company believes that recent sales momentum has begun to reflect this expansion.

              The company is encouraged by these results and plans to further increase the U.S. field organization over the next four months. For the first nine months of fiscal 2001 VasoSeal sales increased 5% to $42.4 million.

              InterVascular sales increased 24% to $6.7 million in the third quarter, reflecting continued international demand for InterGard Silver(TM), the world's first anti- microbial vascular graft, and a favorable comparison to the depressed third quarter last year when the company's U.S. distributor reduced inventory. In fiscal 2001, sales to that distributor have increased for the third consecutive quarter. InterVascular sales increased 13% to $16.9 million in the first nine months of fiscal 2001.

         The stronger U.S. dollar compared to major European currencies decreased total sales by approximately $0.9 million in the third quarter and $3.7 million in the first nine months of fiscal 2001.

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 61.0% for the third quarter and 60.7% for the first nine months of fiscal 2001, compared to 61.2% and 61.4% for the corresponding periods last year. The gross profit percentage in the third quarter and first nine months of fiscal 2001 was impacted primarily by lower average selling prices for patient monitoring products, incremental costs related to the circuit board supply issue and increased VasoSeal manufacturing expenses.

     Research and Development (R&D)

         R&D expenses, as a percentage of sales, were 8.0% for the third quarter and 8.4% for the first nine months of fiscal 2001, compared to 8.7% and 8.9% for the corresponding periods last year.

         R&D expenses were $6.5 million in the third quarter and $18.8 million in the first nine months of fiscal 2001 compared to $6.7 million and $19.3 million for the corresponding periods last year. The reduced level of R&D expenses in the fiscal 2001 periods was primarily attributable to a more selective assessment of R&D projects and effective cost management in material procurement and selectively outsourcing projects and staffing more productively.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales, were 38.4% in the third quarter and 38.8% in the first nine months of fiscal 2001, compared to 38.7% and 40.1% in the corresponding periods last year.

         SG&A expenses increased $1.3 million or 4% in the third quarter and $0.7 million or 1% in the first nine months of fiscal 2001 primarily as a result of higher selling and marketing expenses for Patient Monitoring products and the VasoSeal field organization expansion.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $0.4 million in the third quarter and $2.3 million in the first nine months of fiscal 2001.

     Other Income and Expense

         Interest income in the third quarter of $0.8 million, was $0.1 million or 14% lower compared to the third quarter last year. The decline in interest income in the third quarter was the result of a $15.1 million lower average portfolio balance, partially offset by an increase in the average yield to 6.0% from 5.6%. Interest income was $2.8 million for the first nine months of fiscal 2001 compared to $2.7 million last year, due primarily to an increase in the average yield to 6.0% from 5.5%.

         In the first quarter of fiscal 2001 we recorded a pretax gain of $593 thousand, or $0.02 per share after tax, from the sale of an underutilized facility in Oakland, New Jersey.

     Income Taxes

         The consolidated effective tax rate was 31.2% for the third quarter and 31.7% for the first nine months of fiscal 2001 compared to 32.0% and 31.5% for the corresponding periods last year. The lower tax rate in the third quarter of fiscal 2001 was due mainly to the implementation of tax planning strategies to partially mitigate the impact from the expiration of a tax exemption for a manufacturing subsidiary in Europe in January 2000 and the higher effective tax rate on the special gain on sale of technology in the third quarter last year.

     Net Earnings

         Net earnings were $8.6 million or $0.56 per diluted share in the third quarter of fiscal 2001 compared to $10.5 million, or $0.66 per diluted share last year. Net earnings for the first nine months of fiscal 2001 were $22.9 million or $1.48 per diluted share compared to $22.7 million or $1.42 per diluted share for the first nine months last year. Net earnings in the third quarter and first nine months of fiscal 2000 included a special gain on sale of technology of $2.5 million after tax or $0.16 per diluted share.

         Excluding the special gain last year, net earnings were $8.6 million or $0.56 per diluted share in the third quarter and $22.9 million or $1.48 per diluted share in the first nine months of fiscal 2001, compared to $8.0 million or $0.50 per diluted share and $20.2 million or $1.26 per diluted for the corresponding periods last year. The increased earnings in fiscal 2001 reflect:
             o    higher gross margin from increased sales
             o    greater expense control

Liquidity and Capital Resources

     Working capital was $132.0 million at March 31, 2001, compared to $120.8 million at June 30, 2000. The current ratio was 3.7:1 compared to 3.3:1. The increase in working capital and the current ratio was primarily the result of an increase in inventories ($11.3 million) and accounts receivable ($2.6 million).

     In the first nine months of fiscal 2001 cash provided by operations was $5.8 million, compared to $29.9 million last year. The decline is primarily attributable to an increase in inventories and accounts receivable and a reduction in accrued liabilities. Net cash provided by investing activities was $6.1 million, primarily attributable to maturities of marketable securities of $50.7 million, partially offset by $37.3 million purchases of marketable securities and the purchase of $8.4 million of property, plant and equipment. Net cash used in financing activities was $9.1 million, primarily due to stock repurchases of $8.1 million and $2.1 million dividends paid.

     During the first nine months of fiscal year 2001 we expended $8.1 million to purchase about 234 thousand shares of our common stock under the current $30 million stock repurchase program.

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

     As of March 31, 2001, we had a notional amount of $6.5 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                               Nine Months Ended                       Three Months Ended
                                                    March 31,                               March 31,
                                        ------------------------------           -------------------------------
                                            2001                2000               2001                2000
                                        ----------           ---------           ---------           ----------

Net Sales                                $ 224,900           $ 215,900           $  81,600           $  77,600
                                         ---------           ---------           ---------           ---------
Costs and Expenses:
  Cost of sales                             88,280              83,237              31,818              30,112
  Research and development
    expenses                                18,815              19,298               6,511               6,736
  Selling, general and
    administrative expenses                 87,276              86,601              31,338              30,008
  Gain on sale of technology                    --              (3,825)                 --              (3,825)
                                         ---------           ---------           ---------           ---------
                                           194,371             185,311              69,667              63,031
                                         ---------           ---------           ---------           ---------
Operating Earnings                          30,529              30,589              11,933              14,569
Other (Income) Expense:
  Interest income                           (2,800)             (2,661)               (812)               (939)
  Interest expense                              22                  15                  13                   5
  Other, net                                  (211)                110                 170                  60
                                         ---------           ---------           ---------           ---------
                                            (2,989)             (2,536)               (629)               (874)
                                         ---------           ---------           ---------           ---------
Earnings Before Taxes on Income             33,518              33,125              12,562              15,443
Taxes on Income                             10,628              10,429               3,922               4,948
                                         ---------           ---------           ---------           ---------
Net Earnings                             $  22,890           $  22,696           $   8,640           $  10,495
                                         =========           =========           =========           =========

Earnings Per Share, Basic                $    1.55           $    1.50           $    0.58           $    0.70
                                         =========           =========           =========           =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Basic                 14,815              15,084              14,790              15,050
                                         =========           =========           =========           =========

Earnings Per Share, Diluted              $    1.48           $    1.42           $    0.56           $    0.66
                                         =========           =========           =========           =========
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding, Diluted               15,463              16,022              15,405              15,989
                                         =========           =========           =========           =========



                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                  March 31,               June 30,
                                                                    2001                   2000
                                                               ------------             -----------
Assets                                                          (unaudited)                 (a)
Current Assets:
  Cash and cash equivalents                                     $   5,286                $   2,102
  Short-term investments                                           41,876                   53,096
  Accounts receivable less allowance for
    doubtful accounts of $1,617 and $1,644                         71,650                   69,081
  Inventories                                                      50,277                   38,986
  Prepaid expenses and other current assets                        12,317                   10,014
                                                                ---------                ---------
      Total Current Assets                                        181,406                  173,279

Property, Plant and Equipment, net of accumulated
    depreciation of $53,736 and $58,234                            89,841                   86,243
Non-Current Marketable Securities                                  10,089                   12,235
Other Assets                                                       24,268                   23,034
                                                                ---------                ---------
                                                                $ 305,604                $ 294,791
                                                                =========                =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                              $  18,087                $  14,250
  Accrued expenses                                                 14,446                   11,165
  Accrued compensation                                             12,696                   19,662
  Deferred revenue                                                  4,175                    4,773
  Taxes on income                                                      --                    2,630
                                                                ---------                ---------
      Total Current Liabilities                                    49,404                   52,480

Other Liabilities                                                  14,742                   14,524
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                          --                       --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares; Issued and
    outstanding, 17,178 and 17,028 shares                             172                      170
  Additional paid-in capital                                       63,419                   60,646
  Treasury stock at cost, 2,383 and 2,149 shares                  (63,317)                 (55,247)
  Retained earnings                                               251,001                  230,187
  Accumulated other comprehensive loss                             (9,817)                  (7,969)
                                                                ---------                ---------
                                                                  241,458                  227,787
                                                                ---------                ---------
                                                                $ 305,604                $ 294,791
                                                                =========                =========


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                  March 31
                                                                     ---------------------------------
                                                                       2001                    2000
                                                                     ---------              ----------
Operating Activities:

   Net cash provided by operating activities                         $  5,803                $ 29,940
                                                                     --------                --------

Investing Activities:
   Capital expenditures                                                (8,355)                (13,373)
   Proceeds from sale of Oakland facility                               1,112                      --
   Purchases of marketable securities                                 (37,290)                (66,970)
    Maturities of marketable securities                                50,656                  70,490
    AMG Equity Investment                                                  --                  (2,525)
                                                                     --------                --------
   Net cash provided by (used in) investing activities                  6,123                 (12,378)
                                                                     --------                --------

Financing Activities:
   Treasury shares acquired under repurchase programs                  (8,070)                (21,661)
   Exercise of stock options and other                                  1,079                   3,197
   Cash dividends paid                                                 (2,076)                 (1,204)
                                                                     --------                --------
   Net cash used in financing activities                               (9,067)                (19,668)
                                                                     --------                --------

   Effect of exchange rates on cash                                       325                     385
                                                                     --------                --------

Increase (decrease) in cash and cash equivalents                        3,184                  (1,721)
Cash and cash equivalents, beginning of period                          2,102                   4,572
                                                                     --------                --------

Cash and cash equivalents, end of period                             $  5,286                $  2,851
                                                                     ========                ========

Supplemental Cash Flow Information
   Cash Paid during the period for:
   Income taxes                                                      $ 11,589                $  7,803
                                                                     --------                --------

   Non-cash transactions:
   Net transfers of inventory to fixed assets
     for use as demonstration equipment                              $  5,868                $  5,794
                                                                     --------                --------



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

The consolidated balance sheet as of March 31, 2001, the statements of consolidated earnings for the three and nine month periods ended March 31, 2001 and 2000 and the statements of cash flows for the nine month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit. In our opinion, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of a full year's operations.

We have reclassified certain prior year information to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                    March 31,             June 30,
                                      2001                 2000
                                   ----------            ---------
      Materials                     $25,493               $17,462
      Work in Process                10,827                 7,888
      Finished Goods                 13,957                13,636
                                    -------               -------
                                    $50,277               $38,986
                                    =======               =======

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the nine months ended March 31, 2001 were as follows:

      Net earnings                                            $22,890
      Foreign currency translation adjustments                 (1,848)
      Common stock and additional paid-in
        capital effects of stock option activity                2,775
      Cash dividends on common stock                           (2,076)
        Purchases under stock repurchase plans                 (8,070)
                                                             ---------
        Total increase in stockholders' equity                $13,671
                                                             =========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

---------------------------------      --------------------------------------------------------------------------------------
For Three Months Ended                             March 31, 2001                             March 31, 2000
---------------------------------      --------------------------------------------------------------------------------------
                                            Net                     Per Share             Net                      Per Share
Basic EPS                                Earnings       Shares        Amount            Earnings       Shares        Amount
---------                              ------------  ------------  ------------       ------------  ------------  -----------

Earnings available to
   common shareholders                      $8,640        14,790         $0.58            $10,495        15,050        $0.70

Diluted EPS
Options issued to employees                     --           615         (0.02)                --           939        (0.04)
                                       ------------  ------------  ------------       ------------  ------------  -----------

Earnings available to
   common shareholders
   plus assumed conversions                 $8,640        15,405         $0.56            $10,495        15,989        $0.66
                                       ============  ============  ============       ============  ============  ===========

---------------------------------      --------------------------------------------------------------------------------------
For Nine Months Ended                              March 31, 2001                             March 31, 2000
---------------------------------      --------------------------------------------------------------------------------------
                                            Net                     Per Share             Net                      Per Share
Basic EPS                                Earnings       Shares        Amount            Earnings       Shares        Amount
---------                              ------------  ------------  ------------       ------------  ------------  -----------
Earnings available to
   common shareholders                     $22,890        14,815         $1.55            $22,696        15,084        $1.50

Diluted EPS
Options issued to employees                     --           648         (0.07)                --           938        (0.08)
                                       ------------  ------------  ------------       ------------  ------------  -----------

Earnings available to
   common shareholders
   plus assumed conversions                $22,890        15,463         $1.48            $22,696        16,022        $1.42
                                       ============  ============  ============       ============  ============  ===========

5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three and nine month periods ended March 31, 2001 and 2000 our comprehensive income was as follows:

                                             Nine Months Ended         Three Months Ended
                                         -----------------------     -----------------------
                                           3/31/01      3/31/00       3/31/01       3/31/00
                                         ------------  ---------     ---------     ---------
   Net earnings                          $ 22,890      $ 22,696      $  8,640      $ 10,495
   Foreign currency translation loss       (1,848)       (1,390)       (1,484)         (974)
                                         --------      --------      --------      --------
   Total comprehensive income            $ 21,042      $ 21,306      $  7,156      $  9,521
                                         ========      ========      ========      ========

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

                                                           Cardiac          Collagen
                                                           Assist/          Products/        Corporate
                                                          Monitoring        Vascular            and
                                                           Products          Grafts           Other (a)        Consolidated
-----------------------------------------------------   --------------    --------------   --------------    ----------------
Three months ended March 31, 2001
-----------------------------------------------------
Net sales to external customers                               $59,021           $22,344             $235             $81,600
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $6,425            $4,769             $739             $11,933
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Three months ended March 31, 2000
-----------------------------------------------------
Net sales to external customers                               $56,976           $20,540              $84             $77,600
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $7,661            $5,360          ($2,277)            $10,744
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Nine months ended March 31, 2001
-----------------------------------------------------
Net sales to external customers                              $164,094           $60,007             $799            $224,900
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                            $16,329           $11,888           $2,312             $30,529
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Nine months ended March 31, 2000
-----------------------------------------------------
Net sales to external customers                              $160,137           $55,661             $102            $215,900
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                            $18,803           $11,251          ($3,290)            $26,764
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------------------------------------------------------------------------------
Reconciliation to consolidated earnings                          Nine Months Ended                   Three Months Ended
    before income taxes :                                   3/31/01           3/31/00          3/31/01             3/31/00
-----------------------------------------------------   --------------    --------------   --------------    ----------------
Consolidated operating earnings                               $30,529           $26,764          $11,933             $10,744
Interest income, net                                            2,778             2,646              799                 934
Other (expense) income                                            211              (110)            (170)                (60)
Gain on sale of technology                                         --             3,825               --               3,825
                                                        --------------    --------------   --------------    ----------------
Consolidated earnings before taxes                            $33,518           $33,125          $12,562             $15,443
                                                        ==============    ==============   ==============    ================

       (a) Net sales of life science products by Genisphere are included within Corporate and Other.

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

As of March 31, 2001, the remaining liability for the restructuring is $180 thousand for employee severance. No additional expenditures are expected to complete the restructuring program.

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


Dated:  May 14, 2001