Form 10-K
period 2001-06-30
DATASCOPE CORP
filed 2001-08-17
CIK 27096

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

(Mark One)

     |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 2001

                                       OR

     |_|       TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                        Commission File Number 000-06516
                                ----------------

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


       Registrant's telephone number, including area code (201) 391-8100
                                ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                (Title of Class)

                    Common Stock, par value $0.01 per share
                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                Yes |X|   No|_|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of August 3, 2001 was approximately $513 million. As of August 3, 2001, there were 14,793,567 outstanding shares of the Registrant's common stock.
                                ----------------

                        DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 26, 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference in Items 10 through 13 of Part III of this Form 10-K.
===============================================================================

                               Table of Contents


                                                                            Page
                                                                            ----
                                     Part I
Item 1.    Business ....................................................      3
Item 2.    Properties ..................................................     14
Item 3.    Legal Proceedings ...........................................     14
Item 4.    Submission of Matters to a Vote of Security Holders .........     15
Item 4A.   Executive Officers of the Company ...........................     16

                                     Part II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters .........................................     17
Item 6.    Selected Financial Data .....................................     18
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................     19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..     25
Item 8.    Financial Statements and Supplementary Data .................     25
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ....................................     25

                                    Part III
Item 10.   Directors and Executive Officers of the Registrant ..........     26
Item 11.   Executive Compensation ......................................     26
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management ..................................................     26
Item 13.   Certain Relationships and Related Transactions ..............     26

                                     Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................     27

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

   Below is a summary of our four product lines:

   o Cardiac Assist. Datascope is a leader and pioneer in intra-aortic balloon
     (IAB) therapy (counterpulsation) and products including IAB pumps and catheters. The intra-aortic balloon system is used for the treatment of high-risk cardiac conditions resulting from ischemic heart disease and heart failure. Patients experiencing acute coronary syndromes such as acute myocardial infarction, cardiogenic shock, and unstable angina may require IAB therapy to support and stabilize their cardiac status. IAB therapy is also used for high-risk patients who require revascularization procedures such as angioplasty or coronary artery bypass procedures including both on-pump and off-pump (OPCAB) techniques.

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

   o Collagen Products. Our collagen products and related technology are used to seal arterial puncture wounds and to stop bleeding after catheterization procedures. We manufacture and sell the VasoSeal line of extravascular hemostasis devices. VasoSeal(R) VHD was the first vascular sealing device approved in the United States. The VasoSeal devices provide for reduced time to hemostasis of the arterial puncture wound, reduced time to ambulation, cost savings and increased patient satisfaction. In addition, the Collagen Products Division manufactures surgical hemostatic agents used to stop bleeding during surgery.

   o Vascular Grafts. Our InterVascular subsidiary markets and sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace diseased arteries. InterVascular also distributes peripheral vascular stents. Stents are used to treat vascular disease non-surgically.

   The following table shows sales by major product line for the last three years:


                                                              Fiscal Year Ended
                                                                   June 30,
                                                             -------------------
                                                             2001    2000   1999
                                                             ----    ----   ----
      Cardiac Assist ......................................   38%    39%     41%
      Patient Monitoring ..................................   35%    35%     35%
      Collagen Products ...................................   19%    19%     16%
      Vascular Grafts .....................................    8%     7%      8%


Glossary: We have prepared this short glossary to help you understand our product lines.

Angiogram is a series of X-ray visualizations of the heart and blood vessels. A radiopaque substance, that is, a material that does not allow the passage of X-rays through it, is injected into a vein or artery, and X-ray pictures are then taken in rapid succession. The series of pictures produced reveals the size and shape of veins or arteries in organs and tissues. An angiogram is used as a diagnostic tool with certain diseases such as arteriosclerosis. Also known as cardiac catheterization, this is considered the most accurate test for ischemic heart disease.

Angioplasty is the reconstruction of blood vessels, usually damaged by atherosclerosis. If the arteries in question are in the heart, a coronary bypass operation may be recommended. However, the nonsurgical method of balloon angioplasty is often employed, especially when only one vessel is blocked.

Arteriosclerosis, often called "hardening of the arteries," is an arterial disorder characterized by a progressive thickening and hardening of the walls of the arteries. This causes a decrease in or loss of blood circulation. The most common form of arteriosclerosis is atherosclerosis, which is characterized by the deposition of fatty substances in large and medium-sized arteries, such as those that lead to the heart and brain. Atherosclerosis and its complications are a major cause of death in the United States. Heart and brain disease are often the direct result of this accumulation of fatty substances that impair the arteries' ability to nourish vital body organs.

Balloon Angioplasty, also known as percutaneous transluminal coronary angioplasty (PTCA), is a nonsurgical method of clearing coronary and other arteries, blocked by atherosclerotic plaque, fibrous and fatty deposits on the walls of arteries. A catheter with a balloon-like tip is threaded up from the arm or groin through the artery until it reaches the blocked area. The balloon is then inflated, flattening the plaque and increasing the diameter of the blood vessel opening. The arterial passage is thus widened or dilated. Balloon angioplasty has evolved to include direct coronary stenting in greater than 70% of angioplasty procedures to prevent recoil or abrupt closure of the artery post dilatation.

Coronary Stenting provides mechanical scaffolding that eliminates abrupt vessel closure or recoil associated with balloon angioplasty.

Coronary Artery Bypass Grafting (CABG) is a surgical procedure for bypassing coronary artery blockage. This procedure can be performed on-pump (using cardiopulmonary bypass) or off-pump (without cardiopulmonary bypass).

Hemostasis is the stopping of bleeding, either by physiological properties of coagulation and vasoconstriction or by surgical or mechanical means.

Below is a more detailed description of our product lines:

   Cardiac Assist. We are a leader and pioneer in intra-aortic balloon therapy (counterpulsation) and products. Counterpulsation therapy is used to support and stabilize heart function. This therapy increases the heart's output and the supply of oxygen-rich blood to the heart's coronary arteries while reducing the heart muscle's workload and its oxygen demand. Intra-aortic balloons and pumps are used in counterpulsation therapy for high-risk cardiac patients suffering from ischemic heart disease and heart failure. These products and therapy may be used before or during CABG or PTCA procedures for hemodynamic support. We produce a line of disposable intra-aortic balloon catheters that serve as the pumping device within the patient's aorta. We introduced the first balloon catheter capable of percutaneous insertion. This innovation eliminated the need for surgical insertion. As a result, the market for cardiac assist products expanded from open-heart surgery to interventional cardiology. We continue to advance our cardiac assist technology and to introduce new products.

Intra-Aortic Balloon Pumps

   We manufacture and market the following intra-aortic balloon pumps:

Product                       Features                                          Significant Developments
-------                       --------                                          ------------------------
System 98XT          o  CardioSync 2 software with improved algorithms to   o  United States and European market introduction in
                        provide enhanced counterpulsation therapy              December 2000

                     o  Faster pneumatics                                   o  Japanese market introduction in July 2001

                     o  Further reduction in required user intervention


System 98            o  Larger display                                      o  Approval to distribute in Japan received in March
                                                                               1999
                     o  Better automation
                                                                            o  Distribution began in 1998 in the United States
                     o  Features make balloon pumping therapy simpler to       and European Union
                        administer and faster to initiate


System 97e           o  Uses CardioSync Software, which assists as many     o  Distribution began in 1998 worldwide
                        heartbeats as possible in the presence of complex
                        heart rhythms                                       o  Introduced in 1997 at the European Society of
                                                                               Cardiology Conference
                     o  Beat-to-beat support can be optimized with minimal
                        user intervention

                     o  Built-in modem

                     o Contains diagnostic software, which enables us to service the unit by modem


System 97
"Small Wonder"(TM)   o  Compact design takes up less floor space than       o  Worldwide distribution began in 1994
                        competing systems

                     o  Designed for use at bedside or in transport

                     o Built-in modem allows doctors to make remote diagnosis

Intra-Aortic Balloon Catheters

   We manufacture a broad line of disposable intra-aortic balloon catheters for use with intra-aortic balloon pumps in support of counterpulsation therapy.

   Our Profile 8 Fr. intra-aortic balloon catheter, based on a co-lumen, rather than co-axial design, is the first catheter to allow the cardiac clinician, such as the interventional cardiologist or cardiovascular surgeon, to utilize counterpulsation therapy using an 8 Fr. sheath. Prior to introduction of the Profile 8 Fr., there was not an intra-aortic balloon catheter available that was small enough to fit through a standard 8 Fr. (2.64 mm) sheath used for the angioplasty/stent procedure. Use of the Profile 8 Fr. reduces possible vascular complications when compared to larger catheters.

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

   The Profile 8 Fr. was:

   o Approved by Japanese authorities in March 1999

   o Introduced in the United States in July 1998

   o Approved by the FDA in May 1998

   o Introduced in the European Union in January 1998

   In addition, we manufacture a complete line of intra-aortic balloon catheters to accommodate counterpulsation therapy in both the adult and pediatric population. We are also the sole manufacturer of catheters available for pediatric patients in the 2.5cc, 5cc, 7cc, 12cc and 20cc volumes. Our 9.5 Fr. intra-aortic balloon catheters are available in 25cc, 34cc and 40cc volumes. A 50cc volume is also available for patients who are taller than 6 feet.

   Clinical Support. We provide the following clinical and educational services to our customers:

   o Telemedicine via our PC-IABP products which offers remote pump monitoring

   o 24 hour clinical support

   o On-site training and education for all personnel involved with patient care

   o Comprehensive educational materials for hospital staff, patient and family

   o Consultative services to help hospitals maximize the goals of counterpulsation therapy within the hospital network

   o The Benchmark(R) Registry--a comprehensive registry database to assist hospitals worldwide in tracking and comparing outcomes of counterpulsation therapy administered to their patients. This enables our customers to demonstrate and measure the clinical benefits of the therapy.

   Markets, Sales and Competition. Our cardiac assist products are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and community hospitals with cardiac catheterization laboratories. Recently, our cardiac assist products have been sold, to a growing degree, to the broader range of community hospitals, where counterpulsation therapy is used for temporary support to the patient's heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open heart surgery, can be conducted. Our main competitor for cardiac assist products is Arrow International Inc.

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

Patient Monitors

   Our line of patient monitors and their significant features are as follows:

   PASSPORT(R)2
   o Newest addition to the Passport family of monitors
   o Portable and bedside use with color or EL display and 6 traces
   o Built in power supply
   o Approximately 23% lighter than Passport XG
   o Graph trend of heart rate, respiration and pulse oximetry for neonatal applications
   o New Oridion Microstream(R)1 CO2 built into the Passport 2 eliminates the use of an external sensor to obtain a CO2 reading
   o Optional Arrhythmia and ST segment analysis
   o Supports Masimo SET(R)2 or Nellcor Oxismart(R)3 pulse oximetry
   o Telemetry or handwire communications to our control stations
   o Compatible with Gas Module II


---------------
(1)   Microstream is a registered trademark of Oridion.
(2)   Masimo SET is a registered trademark of Masimo Corporation.
(3)   Oxismart is a registered trademark of Nellcor Puritan Bennett.

   PASSPORT(R)5L EL
   o Portable and bedside 3 trace capability with electroluminescent display
   o Battery-powered
   o Offers features of a traditional bedside monitor, such as electrocardiograms, or ECGs, non-invasive and invasive blood pressure, temperature, respiration and pulse oximetry, or blood oxygen saturation and CO2
   o Clinical and hospital information system interface capability
   o Telemetry or hardwire communications to our VISA central station

   PASSPORT(R)XG
   o Same as Passport 5L EL, except has a larger and brighter display than many competing portable monitors
   o Offers Masimo SET advanced pulse oximetry for motion tolerance
   o Offers mainstream and sidestream CO2
   o Optional complete gas analysis via Gas Module II for operating rooms and out-patient applications

   PASSPORT(R) XG-CD
   o Same as Passport XG, but offers a color display

   VISA(TM) and VISA(TM) II
   o Central Station Monitoring system
   o Displays up to eight patients on a single monitor
   o Can support both instrument and ambulatory patient telemetry
   o Compatible with our Expert(R) and Passport monitors
   o Equipment may communicate via hardwire or instrument telemetry
   o Patient information may be exported to hospital and clinical information systems
   o Scalable software options tailor the system to customer requirements
   o Optional arrhythmia and full disclosure software
   o ST segment analysis (VISA II only)
   o Extensive networking capabilities (VISA II only)

   PatientNet(R)4
   o Central Station Monitoring system, displays up to eight patients on a single monitor
   o Can support both instrument and ambulatory patient telemetry
   o Compatible with our Expert and Passport monitors
   o Patient information may be exported to hospital and clinical information systems
   o Telemetry system is WMTS (Wireless Medical Telemetry Service) compliant, operating on a dedicated hospital telemetry bandwith in the 608-614 MHz range
   o Employs access point technology which reduces the number of antenna required in older systems
   o SiteLink(R)4 option lets users view information on patients many miles away. This option allows for long distance consultation by clinicians at different hospital locations

   Accutorr(R) Plus
   o First non-invasive blood pressure monitor with an integrated patient database that automatically records up to 100 patient measurements
   o Also measures pulse oximetry, or blood oxygen saturation, and temperature
   o Optional recorder module
   o Optional Masimo SET or Nellcor Oxismart Pulse Oximetry
   o New longer life lithium ion battery technology

   EXPERT(R)
   o High-end, modular patient monitor
   o Compatible with our VISA and PatientNet central monitoring stations, in either hard wire or telemetry mode


---------------
(4)   PatientNet and SiteLink are registered trademarks of VitalCom, Inc.

   o Compatible with our Gas Module II gas measurement subsystem
   o Integrated patient monitoring system combines modular design with advanced monitoring features needed in operating rooms, advanced emergency departments, intensive care and critical care units

   MR Monitor
   o MRI equipment creates powerful magnetic fields that provide an incompatible environment for ordinary patient monitors
   o The MR monitor effectively measures vital signs of patients undergoing MRI procedures by incorporating state-of-the-art fiberoptic technology which is not affected by powerful magnetic fields

   Gas Module II
   o Anesthetic gas measurement subsystem
   o Monitors CO2, oxygen, nitrous oxide and all 5 inhalated anesthetic gases
   o Interfaces with the controls and displays of the Passport XG and Passport 2 monitor, for use in the growing out-patient surgery market
   o Interfaces with the controls and displays of the Expert monitor, for use in main hospital operating rooms

   We manufacture and market the following sensor systems, which are designed to be used with our patient monitors:

   FLEXISENSOR(R) Pulse Oximetry Sensors and SENSOR GUARD(R) Bandages
   o Proprietary sensor system for measuring pulse oximetry, or blood oxygen saturation
   o Compatible with Passport, Passport XG, and Accutorr Plus
   o Unique semi-disposable sensors offer low cost option for pulse oximetry

   Significant Developments

   In the past five years, we have expanded our patient monitoring product line:
   o Began shipment of Lithium Ion in the Accutorr Plus product in the first quarter of fiscal 2001
   o Began U.S. shipment of PatientNet Central Stations in the second quarter of fiscal 2001 and international shipments in the fourth quarter of fiscal 2001
   o Began international shipments of the Passport 2 in the first quarter, and shipments in the U.S. market in the third quarter of fiscal 2000
   o Received FDA 510(k) clearance for the Passport 2 in January 2000
   o Added Masimo SET SPO2 technology to the Passport XG product line in 1998
   o Began United States shipments of the Gas Module II in 1998
   o Began United States shipments of the Expert in fiscal 1998
   o Received FDA 510(k) clearance of our MR monitor in 1997 and began United States shipments in 1998
   o Introduced Accutorr Plus in international markets in fiscal 1996 and the United States market in fiscal 1998

   Markets, Sales and Competition. Our patient monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms and MRI units. The Passport 2 allows us to further penetrate into our primary patient monitoring markets and also to enter new markets, such as the NICU (Neonatal Intensive Care Unit). The PatientNet Central Station network has allowed us to take advantage of the recent FCC decision to open a dedicated hospital telemetry bandwidth operating in the 608-614MHz range.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our patient monitoring products. Our major competitors are Agilent Technologies (owned by Philips Electronics), General Electric/Marquette, Spacelabs and Datex.

   Collagen Products. Our vascular sealing products have revolutionized the technology that is used to seal arterial punctures to stop bleeding after catheterization procedures, such as balloon angioplasty, stenting and diagnostic angiography.

   We manufacture and market two main product lines: the VasoSeal VHD and the VasoSeal ES (Extravascular Security); both vascular hemostasis devices can rapidly seal arterial punctures after procedures requiring catheterization. We also manufacture surgical hemostatic agents that are used to stop bleeding during surgery.

VasoSeal(R) VHD and VasoSeal(R) ES (Vascular Hemostasis Devices)

   We manufacture and market the VasoSeal VHD extravascular sealing device, which was the first device of its kind to be approved in the United States, and a second generation sealing device, known as VasoSeal ES. Prior to the introduction of VasoSeal VHD in 1995, the only way to stop bleeding to seal arterial puncture wounds after catheterization procedures was to supplement the body's natural process of blood clot formation through the use of manual compression or mechanical means such as a "C" clamp. The concept behind the VasoSeal device is simple and it does not involve prolonged compression. A soft collagen plug is placed between the puncture in the artery and the puncture wound in the skin. Sealing is accomplished on the outside of the artery. By design, no foreign objects remain inside of the artery. In addition, the use of our VasoSeal products permit immediate removal of the sheath used in certain coronary and radiology procedures, rather than leaving the sheath in place for prolonged periods of time.

   The VasoSeal ES device, introduced in the European Union in 1998 and the United States in 1999, retains the proprietary, extravascular technology of our original VasoSeal device. However, the VasoSeal ES device features a "one-size-fits-all" (5 to 8 Fr.) design that eliminates the need to measure skin-to-artery distance and the hospital's need to stock multiple sizes of the device. These features are made possible by a unique locator that provides an easier method for locating the arterial puncture site. VasoSeal ES is also the first vascular sealing device to have been approved by the FDA for use in patients with peripheral vascular disease, which represents a significant portion of the total patient population undergoing catheterization procedures.

   Advantages of VasoSeal

   Using our VasoSeal devices has the following advantages:

   o Reduces time to ambulation. Certain patients can be ambulated much faster, compared to conventional manual or mechanical compression. We believe faster ambulation should result in significant potential savings for hospitals because patients can be moved to lower, less expensive levels of care. Early ambulation also lowers the use of human and material resources, which results in improved hospital efficiencies

   o Provides increased comfort and satisfaction for patients

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

   o Comprehensive educational materials for the staff and patient

   o Consultative services to help facilities identify and maximize the goals and objectives of vascular sealing

   Significant Developments

   Since 1993 we have achieved the following regulatory and marketing milestones in connection with our VasoSeal product line:

   o In Japan, VasoSeal VHD was cleared for reimbursement for certain interventional procedures by The Ministry of Health in January 2000

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

   o During calendar years 1993 through 1995, we received regulatory approvals to market the VasoSeal device in Canada, Australia, Italy, Spain and The Netherlands

   o Pre-Market Approval (PMA) for the VasoSeal device approved by the FDA in September 1995

   The VasoSeal VHD device has received the following additional approvals from the FDA:

   o Approval received in August 1999 to market the VasoSeal VHD for use in patients with peripheral vascular disease

   o Approval received in September 1997 for deployment of VasoSeal by nurses and technicians

   o Approval received in April 1997 for use after stent implantation

   o Approval received in December 1996 for use of VasoSeal in radiology procedures

   o Approval received in August 1996 for early ambulation in diagnostic angiography and delayed sheath pull interventional patients

   Markets, Sales and Competition. Our VasoSeal line of products is sold to both interventional cardiology and radiology labs, both in hospitals and independent diagnostic facilities.

   We believe that our VasoSeal products have created a new market for improved sealing and management of femoral arterial puncture wounds made during catheterization procedures. In addition, our VasoSeal products can also be used following stent implantation. Stents, which are devices that support the arterial wall, are implanted in over 70% of coronary and peripheral balloon angioplasty procedures in the United States.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with the VasoSeal VHD and VasoSeal ES devices. Our competitors are Abbott Laboratories (Perclose), St. Jude Medical (Angio-Seal), Vascular Solutions, Inc. (Duett), Sutura, Inc. (Super Stitch) and Marine Polymer Technologies (Syvek Patch).

   Vascular Grafts. Our InterVascular Inc. subsidiary manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace and bypass diseased arteries. InterVascular also began distribution of peripheral stents in Europe in late fiscal 2001. Fiscal 2001 sales of stents were not material.

   Our vascular graft products and their significant features are:

   InterGard(R) Knitted Products

   o Collagen-coated graft for use in most vascular applications for reconstruction of abdominal and peripheral arteries

   InterGard(R) Woven Products

   o Designed primarily for use in thoracic aortic repair and open-heart surgery

   InterGard(R) Silver

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

   InterGard Ultra Thin(TM)

   o The thinnest knitted polyester collagen coated graft on the market

   o Designed specifically for use in the replacement of peripheral arteries

   InterGard(R) Heparin

   o A heparin bonded collagen coated graft for replacement and bypass of peripheral arteries

   HemaCarotid Patches

   o Collagen-coated patches used for repair of carotid and peripheral arteries

   o HemaCarotid patches also manufactured in Ultra Thin version

   Significant Developments

   In the last few years, we have expanded our vascular graft product line:

   o InterGard Heparin received FDA approval in January 2001

   o InterGard UltraThin was introduced in the United States during fiscal year 1999

   o InterGard Silver received the CE mark in April 1999, for commercial sale throughout the European Union

   o InterGard Woven Products were introduced in the United States during fiscal year 1999

   o Approval of InterGard in both the United States and Japan in fiscal year
     1998

   Markets, Sales and Competition. Our vascular graft products are sold to vascular and cardiothoracic surgeons. Products are distributed exclusively in the United States by Impra, a subsidiary of C.R. Bard, Inc.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our vascular graft products. Our major competitors are Boston Scientific, Vascutek and Gore.

   Life Science Research Products. In 1998, we entered the life science research market by forming a new subsidiary, Genisphere Inc. Genisphere has developed reagents based on a new, proprietary class of DNA molecules known as 3DNA(R), or Three Dimensional Nucleic Acid. A reagent is a biologically or chemically active substance. Genisphere's reagents are used to detect and measure other biological substances. Our 3DNA-based reagents have been shown to increase the sensitivity of nucleic acid detection and may also provide substantially greater sensitivity for the detection of proteins than was previously possible using conventional assays. Our first products were probes designed for use in conventional blot assays. Genisphere had an agreement with Fisher Scientific LLC that provided Fisher with the non-exclusive right to distribute only Genisphere's first generation blot products in the U.S. and Puerto Rico. Genisphere terminated its distribution agreement with Fisher effective in September 2000 because we are no longer actively promoting the first generation blot products.

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

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our life science research products. Our major competitors include Amersham Pharmacia Biotech, PerkinElmer Life Sciences Inc., Molecular Probes, Inc. and Clontech Laboratories Inc., a subsidiary of Becton Dickinson & Co.

Research and Development

   We invested approximately $24.4 million in 2001, $24.4 million in 2000 and $28.5 million in 1999 on research and development of new products and the improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Our Marketing and Sales Organization

   Our products are sold throughout the world through our own direct sales organization and through independent distributors. Our worldwide sales organization employs approximately 400 people, and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians on a continuing basis. Our sales are broadly based and no customer accounts for more than 10% of our total sales.

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

   International sales as a percentage of our total sales were 29% in 2001, 29% in 2000 and 28% in 1999. We have subsidiaries in the United Kingdom, France, Germany, Italy, Belgium, Spain and The Netherlands. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 9 to the Financial Statements for additional information with respect to our international operations and foreign currency exposures.

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

Suppliers

   Our products are made of components which we manufacture or which are usually available from existing and alternate sources of supply. We purchase certain components from single or preferred sources of supply. Our use of single or preferred sources of supply increases our exposure to price increases and production delays. In the second quarter of fiscal 2001, our sole supplier of printed circuit boards could not produce the quantities needed to support planned requirements for Passport 2 patient monitors and System 98 balloon pumps. During the third quarter of fiscal 2001, this supply issue was resolved and a second source of supply was added. In addition, certain of our suppliers have been contemplating, and in a few cases have begun, reducing or eliminating sales of their products to medical device manufacturers like us. We are not able to predict whether or not additional suppliers will withhold their products from medical device manufacturers, including us. Except as stated above, to date, we have not experienced any material disruption or delay in processing our components.

Patents

   We hold a number of United States and foreign patents. In addition, we also have filed a number of patent applications that are currently pending. We do not believe the expiration or invalidity of any of our patents would have a material adverse effect on our business as currently conducted.

Employees

   We currently employ approximately 1,350 people. We believe our relationship with our employees is good.

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

   We are also affected by laws and regulations concerning the reimbursement of our customers' costs incurred in purchasing our medical devices and products. Healthcare providers that purchase our medical devices and products generally rely on third-party payors, including the Centers for Medicare and Medicaid Services (CMS) which administers Medicaid and Medicare, and other types of insurance programs, to reimburse all or part of the cost of such devices. The laws and regulations in this area are constantly changing and we are unable to predict whether, and the extent to which, we may be affected in the future by legislative or regulatory developments relating to the reimbursement of our medical devices and products.

   On August 1, 2000, CMS established a product-specific reimbursement system for devices used in the hospital outpatient setting that provided for reimbursement for VasoSeal ES and, as of October 1, 2000, for VasoSeal VHD. Effective April 1, 2001, CMS replaced the product-specific reimbursement system with a new system that provides reimbursement for specific types of devices, including vascular closure devices. VasoSeal VHD and ES devices are eligible for reimbursement under this new system as well. These special payments may continue until January 1, 2003 when CMS will place the products into appropriate clinical Ambulatory Payment Classifications.

   Certain of our products are regulated by the United States Department of Agriculture (USDA) because they contain collagen from cattle. On August 14, 2001, the USDA issued new interim regulations restricting the importation into the United States of collagen-containing products processed in certain countries, including France and The Netherlands. We are currently assessing these very new interim regulations and their potential impact, if any, on our business.

Health Care Reform

   We believe that concerns about potential health care reform legislation have slowed the domestic sales of medical devices generally. Our management cannot predict at this time what impact, if any, the adoption by the United States Congress of health care reform legislation will have on our business.

Item 2. Properties.

   The following table contains information concerning our significant real property that we own or lease:

                                                                                                         Ownership or
                                              General Character                                           Expiration
Location                                     and Use of Property                                         Date of Lease
--------                                     -------------------                                         -------------
Fairfield, New Jersey                75,000 sq. feet, used for Cardiac Assist facility and          Owned
                                     manufacturing of intra-aortic balloons.

Hatfield, Pennsylvania               15,000 sq. feet, used for Genisphere research and              Leased (until
                                     development, manufacturing and warehousing                     6/30/11)

Hoevelaken, The Netherlands          12,700 sq. feet, used for administrative offices and the       Owned
                                     European central warehouse.

La Ciotat, France                    30,000 sq. feet, used by InterVascular for manufacturing       Owned--18,000 sq. feet
                                     and warehousing of vascular grafts and administrative          Leased--12,000 sq. feet (until
                                     offices.                                                       5/30/07)

Mahwah, New Jersey                   130,000 sq. feet, used for:                                    Owned
                                     o Patient Monitoring facility--manufacturing
                                       and warehousing of patient monitoring
                                       products, research and development
                                       and administrative offices.
                                     o Manufacturing of cardiac assist balloon
                                       pump systems.

Mahwah, New Jersey                   90,000 sq. feet, used for:                                     Owned
                                     o Collagen Products facility--manufacturing,
                                       warehousing, research and development
                                       and distribution of collagen products
                                       and administrative offices.
                                     o Warehousing, packaging and distribution of
                                       cardiac assist products.
                                     o Corporate records storage.

Montvale, New Jersey                 38,000 sq. feet, used for corporate headquarters.              Owned

Vaals, The Netherlands               17,500 sq. feet, used in the manufacturing, warehousing        Owned
                                     and research and development for collagen products.


   We also lease office space in the United States, England, France, Italy, Belgium, Spain and Germany. We believe that our facilities and equipment are in good working condition and are adequate for our needs.

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

   On July 21, 1999, we instituted patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. in the United Stated District Court, District of Minnesota. In that litigation, our complaint alleges that the manufacture, use and/or sale of Vascular Solutions' Duett device, infringes our United States Patent No. 5,725,498. We seek relief in the form of a preliminary and permanent injunction against the marketing and/or sale of Vascular Solutions' Duett device.

   In response to our complaint, Vascular Solutions filed an answer and counterclaim. Their answer generally denied the allegations of our complaint and their counterclaim claimed that we tortiously interfered and unfairly competed by filing the complaint which impacted upon their ability to raise capital through an initial public offering. In March 2001, their counterclaim was dismissed. We believe that we will be successful in prosecuting our complaint.

   In response to a Declaratory Judgment action filed by us on June 29, 2000 against Arrow International Inc. (Arrow) in the United States District Court for the District of New Jersey, Arrow counterclaimed against us on October 18, 2000 alleging that we were infringing on its United States Patent for intra-aortic balloon (IAB) insertion without the use of a sheath. The matter is now in the discovery stage and we have filed a motion for summary judgment, based on a re-capture argument, requesting that the Court declare Arrow's patent for IAB insertion without the use of a sheath invalid. Arrow filed a brief in response to the motion, a hearing on the motion was had on July 23, 2001 and the parties are awaiting the Court's decision on the summary judgment motion. We believe that we will be successful in this action.

   In December 2000, an action was filed in New York Supreme Court against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel, M.D., George Heller, Arno Nash and Datascope Corp. The complaint alleges, inter alia, common law claims for breach of the duty of loyalty and breach of fiduciary duty for approving allegedly excessive compensation to defendant Saper. By agreement, the time to respond to this complaint has been extended. We believe that the claims in this action are wholly without merit and intend to defend this action vigorously.

   In August 2001, an action was filed in United States District Court for the District of New Jersey against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel, M.D., George Heller, Arno Nash and Datascope Corp. The Complaint alleges, inter alia, that the directors breached their duties of good faith and loyalty and that our October 27, 2000 proxy statement omitted material facts, was coercive and contained materially false and misleading statements. According to the Complaint, the proxy statement (i) was false insofar as it stated that we would receive a deduction for federal income tax purposes for Mr. Saper's bonus compensation, (ii) failed to disclose reasonable estimates of the bonuses payable and the number of persons eligible under the Management Incentive Plan and (iii) coercive insofar as it stated that we might grant Mr. Saper a bonus if the Plan were not approved by the stockholders. The Complaint also alleges that the defendant directors (i) were negligent since they knew or should have known that the representations concerning the deductibility of Mr. Saper's bonus were false and misleading and (ii) breached their duties of loyalty and good faith by coercing the stockholders to vote for the plan and by approving the allegedly excessive payments to Mr. Saper. We believe that the claims in this action are wholly without merit and intend to defend this action vigorously.

   In September 1999, we terminated a distributor agreement with Biomed S.A. The agreement provided for the distribution of our cardiac products in Spain. In addition, we also started to market our cardiac products in Spain for ourselves. In July 2000, Biomed brought an action against us in Spain seeking to have the Spanish Court declare Biomed an exclusive distributor of our products. In October 2000, the Spanish Court ruled that Biomed was not an exclusive distributor of our products in Spain. Subsequent to that ruling, Biomed commenced a second action against us seeking damages and we are presently preparing our answer to that action. We believe, as in the first action, we will be successful in this action filed by Biomed.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2001.

Item 4A. Executive Officers of the Company.

   The following table sets forth the names, ages, positions and offices of our executive officers:

Name                                            Age             Positions and Offices Presently Held
----                                            ---             ------------------------------------
Lawrence Saper...........................       73      Chairman of the Board and Chief Executive Officer
Murray Pitkowsky.........................       70      Senior Vice President and Secretary
Nicholas E. Barker.......................       43      Vice President, Design
Gregory Cash.............................       44      Vice President; President InterVascular Inc.
James L. Cooper..........................       50      Vice President, Human Resources
Thomas Dugan.............................       43      Vice President, Business Development
John Gilbert.............................       44      Vice President; President, Collagen Products Division
Brent Glendening.........................       47      Vice President and Chief Information Technology Officer
Leonard S. Goodman.......................       57      Vice President, Chief Financial Officer and Treasurer
Donald Southard..........................       55      Vice President; President, Patient Monitoring Division
Paul J. Southworth.......................       57      Vice President; President, Cardiac Assist Division
S. Arieh Zak.............................       40      Vice President, Regulatory Affairs and Corporate Counsel

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

Market Information

   Our common stock is traded over-the-counter and is listed on the Nasdaq National Market. Our Nasdaq symbol is DSCP. The following table sets forth, for each quarter period during the last two fiscal years, the high and low sale prices as reported by The Nasdaq Stock Market.

   Fiscal Year                                             High          Low
   -----------                                             ----          ---
   2000
    First Quarter .....................................   35 3/4       29 3/4
    Second Quarter ....................................   41           33
    Third Quarter .....................................   42 1/2       30 15/16
    Fourth Quarter ....................................   40 1/4       31 1/16
   2001
    First Quarter .....................................   37 1/4       31 1/8
    Second Quarter ....................................   37 7/16      30 13/16
    Third Quarter .....................................   38 1/8       32 1/2
    Fourth Quarter ....................................   46 15/32     34 1/16


   As of August 3, 2001, there were approximately 648 holders of record of our common stock.

Dividend Policy

   On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends. During fiscal year 2001, a cash dividend of $0.04 per share of common stock was paid on September 29, 2000, and cash dividends of $0.05 per share of common stock were paid on January 12, 2001, March 30, 2001 and July 2, 2001. Our dividend policy is reviewed periodically.

Recent Sales of Unregistered Securities

   None.

Item 6. Selected Financial Data.

   The following table sets forth selected financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and related notes thereto on pages F-1 to F-24.

                         SELECTED FINANCIAL INFORMATION

Earnings Statement Data:
 (in thousands, except per share data)


                                                                                               Year Ended June 30,
                                                                             ------------------------------------------------------
                                                                               2001       2000        1999        1998       1997
                                                                               ----       ----        ----        ----       ----
Net Sales (A)............................................................    $312,800   $301,400    $271,500    $244,700   $227,800
Cost of sales (A)........................................................     125,030    119,665     106,646      96,024     92,240
Research and development.................................................      24,402     24,426      28,524      29,781     26,270
Selling, general and administrative (A)..................................     117,571    116,792     105,847      93,940     87,262
Special Items............................................................          --     (3,825)      3,429          --      8,554
                                                                             --------   --------    --------    --------   --------
                                                                              267,003    257,058     244,446     219,745    214,326
                                                                             --------   --------    --------    --------   --------
Operating earnings.......................................................      45,797     44,342      27,054      24,955     13,474
Other (income) expense:
 Interest income.........................................................      (3,669)    (3,659)     (3,342)     (4,972)    (4,744)
 Interest expense........................................................          51         21          29          25         18
 Other, net..............................................................        (176)       132         583         187        380
                                                                             --------   --------    --------    --------   --------
                                                                               (3,794)    (3,506)     (2,730)     (4,760)    (4,346)
                                                                             --------   --------    --------    --------   --------
Earnings before taxes on income..........................................      49,591     47,848      29,784      29,715     17,820
Taxes on income..........................................................      15,348     14,773       8,372       8,074      3,716
                                                                             --------   --------    --------    --------   --------
Net earnings.............................................................    $ 34,243   $ 33,075    $ 21,412    $ 21,641   $ 14,104
                                                                             ========   ========    ========    ========   ========
Earnings per share, Basic................................................    $   2.30   $   2.18    $   1.40    $   1.37   $   0.88
Earnings per share, Diluted..............................................    $   2.20   $   2.06    $   1.36    $   1.32   $   0.86


Balance Sheet Data:
   (in thousands)                                                                              Year Ended June 30,
                                                                             ------------------------------------------------------
                                                                               2001       2000        1999        1998       1997
                                                                               ----       ----        ----        ----       ----
Total assets.............................................................    $310,335   $295,326    $269,453    $253,171   $238,187
Long-term debt...........................................................           -         --          --          --         --
Working capital..........................................................     129,715    120,298     125,261     115,892    121,575
Stockholders' equity.....................................................     243,478    227,286     214,295     201,406    192,243
Cash dividends...........................................................       2,805      1,809          --          --         --

---------------
(A) In accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," sales for all periods have been reclassified to include shipping and handling fees billed to customers and the corresponding expenses have been included in cost of sales. These amounts were previously recorded in selling, general and administrative expenses. The reclassification had no effect on operating or net income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   The following table shows the comparison of net earnings and earnings per diluted share over the past three fiscal years.


                                                        (Dollars in millions,
                                                             except EPS)
                                                       ----------------------
                                                         Year ended June 30,
                                                       ----------------------
                                                        2001    2000     1999
                                                        ----    ----     ----
      Net Earnings (1) ..............................  $34.2    $33.1   $21.4
      Earnings per share, diluted (1) ...............  $2.20    $2.06   $1.36


Comparison of Results--Fiscal 2001 vs. Fiscal 2000

Sales

   The following table shows sales by product line over the past three fiscal years.


                                                      Sales by Product Line (2)
                                                        (Dollars in millions)
                                                         Year ended June 30,
                                                      -------------------------
                                                       2001     2000      1999
                                                       ----     ----      ----
      Cardiac Assist...............................   $119.0   $117.9    $111.6
       % change from prior year ...................        1%       6%        8%
       % of total sales ...........................       38%      39%       41%
      Patient Monitoring...........................   $110.7   $105.2    $ 96.0
       % change from prior year ...................        5%      10%        4%
       % of total sales ...........................       35%      35%       35%
      Collagen Products ...........................   $ 58.8   $ 57.0    $ 43.3
       % change from prior year ...................        3%      32%       47%
       % of total sales ...........................       19%      19%       16%
      Vascular Grafts .............................   $ 23.3   $ 21.0    $ 20.6
       % change from prior year ...................       10%       2%        9%
       % of total sales ...........................        8%       7%        8%
      Genisphere...................................   $  1.0   $  0.3    $   --
       % change from prior year ...................       --       --        --
       % of total sales ...........................       --       --        --
      Total Sales..................................   $312.8   $301.4    $271.5
       % change from prior year ...................        4%      11%       11%

---------------
(1) Net earnings and earnings per share in fiscal years 2001, 2000 and 1999 shown above include the following special items.

            Fiscal 2001 Gain on sale of underutilized facility of $356 thousand after tax or $0.02 per diluted share.

            Fiscal 2000 Gain on sale of technology of $2.5 million after tax or $0.16 per diluted share.

            Fiscal 1999 Restructuring charge of $2.2 million after tax or $0.14 per diluted share.

    Excluding the special items, net earnings and diluted earnings per share was $33.9 million or $2.18 per diluted share in fiscal 2001, $30.6 million or $1.90 per diluted share in fiscal 2000 and $23.6 million or $1.50 per diluted share in fiscal 1999.

(2) Sales for all periods include shipping and handling fees billed to customers, in accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which we adopted in the fourth quarter fiscal 2001.

   Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2001 increased 3% to $229.7 million.

 Cardiac Assist

   Sales of Cardiac Assist products increased 1% to $119.0 million. Sales of intra-aortic balloon pumps increased 5% as a result of strong customer demand for the System 98XT, our advanced performance balloon pump launched in the first quarter of fiscal 2001. Sales of balloon catheters decreased 1% while unit sales increased slightly. The Profile 8 Fr. catheter continued its strong growth and market penetration, accounting for 59% of worldwide balloon catheter unit sales compared to 53% last year.

 Patient Monitoring

   Patient Monitoring sales rose 5% to $110.7 million driven by strong growth of the Passport 2 portable bedside monitor and Accutorr(R) Plus noninvasive blood pressure monitor. Also contributing to growth were increased sales of Masimo pulse oximetry sensors and new Central Station Monitoring Systems, which utilize recently introduced telemetry that operates across the full range of FCC protected medical bands.

   Sales of the Collagen Products / Vascular Grafts segment increased 5% in fiscal 2001 to $82.1 million.

 Collagen Products

   Sales of VasoSeal(R) arterial puncture sealing devices increased 3% to $57.8 million, which reflects a decline in U.S. market share, due to intensified competition and slower than anticipated growth in productivity from our newly expanded field sales organization. We expanded the field sales organization, comprised of sales representatives and clinical specialists, by 35% in the second half of fiscal 2001.

 Vascular Grafts

   InterVascular sales increased 10% to $23.3 million, reflecting continued international demand for InterGard(R) Silver, the world's first anti-microbial vascular graft, and a favorable comparison to the depressed prior year when our U.S. distributor reduced inventory.

 Genisphere

   In fiscal 2001, Genisphere continued to successfully pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies, and sales reached $1 million compared to $0.3 million last year. Investment spending for the development of the Genisphere business was approximately $1 million in fiscal 2001.

   The stronger U.S. dollar compared to major European currencies decreased consolidated sales by approximately $4.5 million in fiscal 2001 compared to fiscal 2000.

Costs and Expenses

   The gross profit percentage was 60.0% for fiscal 2001 compared to 60.3% last year, with the slight decrease primarily attributable to lower average selling prices for certain patient monitoring products.

   Research and development (R&D) expenses remained unchanged at $24.4 million in fiscal 2001 compared to fiscal 2000, with increased development expenses for the VasoSeal and Cardiac Assist product lines being offset by lower development expenses in the Patient Monitoring product line. As a percentage of sales, R&D expenses were 7.8% in fiscal 2001 compared to 8.1% in fiscal 2000.

   Selling, general and administrative expenses (SG&A) increased 1% in fiscal 2001 compared to last year primarily as a result of higher selling and marketing expenses for the Patient Monitoring and Cardiac Assist product lines and the VasoSeal field organization expansion, partially offset by lower corporate expenses. As a percentage of sales, SG&A expenses were 37.6% in fiscal 2001 compared to 38.7% in fiscal 2000.

   The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $2.9 million in fiscal 2001 compared to fiscal 2000.

   Our 30% equity investment in the AMG stent business continued to be modestly accretive in fiscal 2001. We have an option to purchase the remaining 70% of AMG and its allied development and manufacturing company until January 30, 2002. In the second half of fiscal 2001, we initiated distribution of AMG's proprietary coronary and peripheral stents primarily in France. Sales during fiscal 2001 were not material.

Interest Income

   Interest income for fiscal 2001 of $3.7 million was unchanged compared to fiscal 2000. The average investment portfolio decreased by $6.3 million which was offset by an increase in the average yield to 6.0% from 5.5%.

Other Income

   During the first quarter of fiscal 2001, we recorded a pretax gain of $593 thousand, or $0.02 per share after tax, from the sale of an underutilized facility in Oakland, New Jersey.

Income Taxes

   The consolidated effective tax rate was 30.9% for both fiscal 2001 and fiscal 2000. The tax rate in both years was lower than the federal statutory tax rate primarily as a result of:

   o the tax benefit from the Foreign Sales Corporation

   o income exempt from foreign corporate taxes (resulting from a tax exemption for an international manufacturing facility until January 31, 2000, and the implementation of an alternative tax planning strategy in fiscal 2001)

   o interest income exempt from federal income taxes

   o net effect of research and development credits

Net Earnings

   Net earnings were $34.2 million or $2.20 per diluted share in fiscal 2001 compared to $33.1 million or $2.06 per diluted share last year. Excluding the special items recorded in fiscal 2001 and fiscal 2000, net earnings were $33.9 million or $2.18 per diluted share compared to $30.6 million or $1.90 per diluted share last year. The increased earnings in fiscal 2001 was attributable to higher gross margin from increased sales and tight expense control.

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

   As of June 30, 2001, we had a notional amount of $7.4 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

Comparison of Results--Fiscal 2000 vs. Fiscal 1999

Sales

   Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2000 increased 7% to $223.1 million.

 Cardiac Assist

   Sales of Cardiac Assist products increased 6% to $117.9 million in fiscal 2000 due to the contribution of newly introduced products: the Profile 8 Fr. intra-aortic balloon catheter and the System 98 balloon pump. Worldwide market acceptance of both of these products continued strong.

 Patient Monitoring

   Patient Monitoring product sales increased 10% to a record $105.2 million, due primarily to shipments of the new Passport(R) 2, our next-generation portable bedside monitor, which was introduced in international markets in the second quarter. The market launch of the Passport 2 in the U.S. followed receipt of 510(k) clearance from FDA in the third quarter and resulted in a strong ramp up of shipments in the fourth quarter. Sales of the new Accutorr(R) Plus blood pressure monitor continued to grow at a double digit rate.

   Sales of the Collagen Products / Vascular Grafts segment increased 22% in fiscal 2000 to $78.0 million.

 Collagen Products

   Sales of VasoSeal(R) arterial puncture sealing devices increased 32% to a record $56.3 million from $42.8 million in fiscal 1999. The business continued to benefit from solid market growth, higher average selling prices and increased sales force productivity. VasoSeal ES, our second generation product, which was introduced worldwide in the first quarter, continued to grow strongly. During the fourth quarter, VasoSeal ES sales rose to about 30% of worldwide VasoSeal sales. Sales of hemostats were not significant.

 Vascular Grafts

   International sales of InterVascular Inc., which account for over 85% of its total sales, increased 13% due to continued strong demand for new products, particularly the InterGard(R) Silver, the world's first anti-microbial vascular graft. Total sales of InterVascular rose only 2% to $21.0 million as our U.S. distributor reduced inventories, resulting in a sharp decline in domestic sales.

 Genisphere (Life Science Research Products)

   Sales of Genisphere products in fiscal 2000 were $0.3 million. The Genisphere business continued to implement its revised market entry strategy, which was announced in fiscal 1999. Genisphere is now focusing on developing 3DNA-based products to improve the performance of newly-developing technologies for drug discovery used by the pharmaceutical and biotech industries. Investment spending for the development of the Genisphere business was approximately $1 million in fiscal 2000.

   The stronger U.S. dollar compared to major European currencies decreased consolidated sales by approximately $3.6 million in fiscal 2000 compared to fiscal 1999.

Costs and Expenses

   The gross profit percentage was 60.3% for fiscal 2000 compared to 60.7% in fiscal 1999, with the benefit of increased sales of higher margin products being offset by lower average selling prices for certain patient monitoring products.

   Research and development (R&D) expenses declined 14% in fiscal 2000 compared to fiscal 1999 because of cost savings from the restructuring program implemented in the second half of fiscal 1999 and lower development expenses in the Patient Monitoring product line. As a percentage of sales, R&D expenses were 8.1% in fiscal 2000 compared to 10.5% in fiscal 1999.

   Selling, general and administrative expenses (SG&A) increased 10% in fiscal 2000 compared to fiscal 1999 primarily as a result of the expansion of the U.S. VasoSeal field force, increased selling and marketing expenses related to higher sales, introduction of new products and higher corporate expenses. As a percentage of sales, SG&A expenses were 38.7% in fiscal 2000 compared to 39.0% in fiscal 1999.

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

Income Taxes

   The consolidated effective tax rate for fiscal 2000 was 30.9% compared to 28.1% for fiscal 1999. The tax rate in both years was lower than the federal statutory tax rate primarily as a result of:

   o the tax benefit from the Foreign Sales Corporation

   o earnings in an international tax exempt industrial zone

   o interest income exempt from federal income tax

   The higher tax rate in fiscal 2000 compared to fiscal 1999 was due mainly to the impact of higher earnings taxed at a higher statutory tax rate, expiration of a tax exemption for a manufacturing subsidiary in Europe during fiscal 2000 and a lower R&D tax credit resulting from reduced R&D spending, partially offset by the favorable impact from a higher state net operating loss carryforward utilization.

   We operate a manufacturing subsidiary in an industrial development zone in Europe. Profits from those manufacturing activities were exempt from corporation taxes until January 31, 2000. Alternative tax planning strategies have been implemented to reduce the impact of the expiration of this tax exemption.

Net Earnings

   Net earnings were $33.1 million or $2.06 per diluted share in fiscal 2000 compared to $21.4 million, or $1.36 per diluted share in fiscal 1999. The increase was attributable to:

   o sales growth

   o a more profitable product mix

   o cost savings from the restructuring program implemented in the second half of fiscal 1999

   o Special Items--fiscal 2000 gain on sale of technology of $2.5 million after tax, compared to a special charge of $2.2 million for restructuring in fiscal 1999

   Excluding the special items recorded in fiscal 2000 and fiscal 1999, net earnings were $30.6 million or $1.90 per diluted share compared to $23.6 million, or $1.50 per diluted share in fiscal 1999.

Liquidity and Capital Resources

   Working capital at June 30, 2001 was $129.7 million compared to $120.3 million and the current ratio was 3.5:1 compared to 3.2:1 last year. Working capital was impacted primarily by: 1) increased accounts receivable, as a result of higher sales and an increase in days sales outstanding, and 2) increased inventory to support new product introductions and for critical patient monitoring and cardiac assist components.

   In fiscal 2001 cash provided by operations was $13.0 million, primarily attributable to net earnings and depreciation and amortization, partially offset by increased inventories and accounts receivable. Net cash provided by investing activities was $8.9 million, primarily attributable to maturities of marketable securities of $68.3 million, partially offset by purchases of marketable securities of $49.8 million and the purchase of $10.7 million of property, plant and equipment. Net cash used in financing activities was $19.8 million, attributable to stock repurchases of $21.8 million and $2.1 million dividends paid, partially offset by $4.0 million cash received from exercise of stock options.

   Working capital at June 30, 2000 was $120.3 million compared to $125.3 million and the current ratio was 3.2:1 compared to 4.0:1 in fiscal 1999. Working capital was impacted primarily by increases in accounts payable and accrued compensation related to higher sales and earnings.

   In fiscal 2000 cash provided by operations was $49.4 million, attributable to net earnings, depreciation and amortization and increased accounts payable and accrued liabilities. Net cash used in investing activities was $30.2 million, attributable to the purchase of $28.4 million of property, plant and equipment, primarily for the new Patient Monitoring and Collagen Products facilities in Mahwah, New Jersey, and a $2.5 million equity investment in AMG, and an allied company. Net cash used in financing activities was $20.7 million, attributable to stock repurchases of $24.2 million and $1.8 million dividends paid, offset by $5.3 million cash received from exercise of stock options.

   In fiscal 1999 cash provided by operations was $11.8 million, attributable to net earnings and depreciation and amortization, partially offset by increased accounts receivable and inventories. Net cash used in investing activities was $0.1 million in fiscal 1999, attributable to the purchase of $14.3 million of property, plant and equipment, including $7.2 million for the new Patient Monitoring facility in Mahwah, New Jersey, and purchases of marketable securities, offset by maturities of marketable securities. Cash used in financing activities was $10.8 million in fiscal 1999, attributable to stock repurchases of $13.0 million, partially offset by $2.2 million cash received from exercise of stock options.

   We purchased about 564,000 of our common shares for approximately $21.8 million during fiscal year 2001. In May 2001, Datascope announced its fourth share buyback program for $40 million.

   We believe that cash generated from operations and cash available under our credit facilities will be sufficient to meet our projected cash requirements.

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

   We are currently involved in the phased conversion to the Euro and the effects on revenues, costs and various business strategies are not expected to be material. We are able to conduct business in both the Euro and national currencies on an as needed basis, as required by the European Union. The cost of software and business process conversion is not expected to be material to our financial condition or results of operations.

Statement Concerning Forward Looking Information

   This Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including the possibility that market conditions may change, particularly as the result of competitive activity in the Cardiac Assist, Vascular Sealing and other markets served by us, our dependence on certain suppliers for Patient Monitoring, Cardiac Assist and VasoSeal products, and our ability to gain market acceptance for new products. Additional risks are our ability to successfully introduce new products, continued demand for our products generally, the rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, changes in Medicare reimbursement for medical products particularly VasoSeal, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

Recent Accounting Pronouncements

   We adopted the Financial Accounting Standards Board Emerging Issues Task Force Issue 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2001. Application of this consensus resulted in the reclassification of prior period financial results to reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales. These amounts were previously recorded in selling, general and administrative expense. The reclassifications had no effect on operating or net income.

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the first quarter of fiscal 2001. The adoption of SAB 101 did not have a significant impact on our financial statements.

   In June 2001 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets," ("SFAS No. 142"). This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. Goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001, with early adoption permitted for companies with a fiscal year beginning after March 15, 2001, for which quarterly financial statements have not been issued. We are currently evaluating the impact of the adoption of the new standard.

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

   As of June 30, 2001, we had a notional amount of $7.4 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

Item 8. Financial Statements and Supplementary Data.

   See Financial Statements following Item 14 of this Annual Report on Form
10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 26, 2001 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 26, 2001 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 26, 2001 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 26, 2001 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1. Financial Statements

   Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:


                                                                        Page
                                                                        ----
       Report of Independent Auditors.........................          F- 1
       Consolidated balance sheets--June 30, 2001 and 2000....          F- 2
       Statements of consolidated earnings--Years ended
         June 30, 2001, 2000 and 1999.........................          F- 3
       Statements of consolidated stockholders' equity--Years
         ended June 30, 2001, 2000 and 1999...................          F- 4
       Statements of consolidated cash flows--Years ended
         June 30, 2001, 2000 and 1999.........................          F- 5
       Notes to consolidated financial statements.............    F-6 - F-24
   2. Financial Statement Schedules
       Schedule II--Valuation and Qualifying Accounts.........           S-1


   All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

   3. Exhibits


Exhibit No.                   Document Description
-----------                   --------------------

 3.1 Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1989, incorporated by reference as Exhibit 3.1 to the registrant's Registration Statement on Form 8-B, filed with the Commission in January 1990 (the "Form 8-B").
 3.2 By-Laws, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on
       Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-K").
 4.1   Specimen of certificate of Common Stock, incorporated by reference to
       Exhibit 4.2 to the
       Form 8-B.
 4.2 Form of Certificate of Designations of the Company's Series A Preferred Stock, incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 8-A, filed with the Commission on May 31, 1991 (the "Form 8-A").
 4.3 Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2.1 to the Form 8-A.
 4.4 Form of Amendment to Rights Agreement, dated May 24, 2000, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2 to the Form 8-A/A, filed with the Commission on June 1, 2000.
10.1 Datascope Corp. 1981 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2.1 to the Form 8-B.
10.2 Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (the "2Q 1997
       10-Q").
10.3   Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to
       Exhibit 10.2 to the 2Q 1997 10-Q.
10.4   Datascope Corp. Annual Incentive Plan, incorporated by reference to
       Exhibit 10.3 to the 2Q 1997 10-Q.
10.5 Datascope Corp. Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the 2Q 1997 10-Q.
10.6 Employment Agreement, dated July 1, 1996, by and between the Company and Lawrence Saper, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Exhibit No.                   Document Description
-----------                   --------------------

10.7 Split-Dollar Agreement, dated July 25, 1994, by and among the Company, Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1996 (the "1996 10-K").
10.8 Modification Agreement, dated July 25, 1994, by and among the Company, Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.16 to the 1996 10-K.
10.9 Assignment, dated July 25, 1994, by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan Life Insurance Company Insurance Policy No. 940 750 122UM in favor of the Company, incorporated by reference to Exhibit 10.17 to the 1996 10-K.
10.10 Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Security Mutual Life Insurance Company of New York Insurance Policy No. 11047711 in favor of Datascope Corp., incorporated by reference to
       Exhibit 10.18 to the 1996 10-K.
10.11 Stock Option Agreement between the Company and William E. Cohn, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the Commission on June 20, 2000 (the "Form S-8").
10.12 Stock Option Agreement between the Company and Thor W. Nilsen, incorporated by reference to Exhibit 4.2 of the Form S-8.
10.13 Stock Option Agreement between the Company and Robert Getts, Ph.D., incorporated by reference to Exhibit 4.3 of the Form S-8.
10.14 Stock Option Agreement between the Company and Arno Nash and Alan Abramson, incorporated by reference to Exhibit 4.5 of the Form S-8.
10.15 Stock Option Agreement between the Company and Gerald Zemel, M.D. and Charles Brown, M.D., incorporated by reference to Exhibit 4.6 of the Form S-8.
10.16 Stock Option Agreement between the Company and David Altschiller, incorporated by reference to Exhibit 4.7 of the Form S-8.
10.17 Amendment to Employment Agreement, dated as of May 30, 2000, by and between Datascope Corp. and Lawrence Saper, incorporated by reference as to Exhibit 10.22 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2000.
21.1*  Subsidiaries of the Company.
23.1*  Consent of Deloitte & Touche LLP.

---------------
* Filed herewith.

    (b) Reports on Form 8-K.

    None.

    (c) Exhibits.

    See Item 14(a)(3) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DATASCOPE CORP.

Date: August 16, 2001                By: /s/ LAWRENCE SAPER
                                         ----------------------------

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

                 Signature                                         Capacity                                Date
                 ---------                                         --------                                ----
            /s/ LAWRENCE SAPER                Chairman of the Board and Chief Executive Officer      August 16, 2001
  ----------------------------------------    (Principal Executive Officer)
               Lawrence Saper


          /s/ LEONARD S. GOODMAN              Vice President, Chief Financial Officer and            August 16, 2001
  ----------------------------------------    Treasurer (Principal Financial and Accounting
             Leonard S. Goodman               Officer)


             /s/ ALAN ABRAMSON                Director                                               August 16, 2001
  ----------------------------------------
               Alan Abramson


           /s/ DAVID ALTSCHILLER              Director                                               August 16, 2001
  ----------------------------------------
             David Altschiller


           /s/ WILLIAM ASMUNDSON              Director                                               August 16, 2001
  ----------------------------------------
             William Asmundson


         /s/ JOSEPH GRAYZEL, M.D.             Director                                                August 16, 2001
  ----------------------------------------
            Joseph Grayzel, M.D.


             /s/ GEORGE HELLER                Director                                               August 16, 2001
  ----------------------------------------
               George Heller


               /s/ ARNO NASH                  Director                                               August 16, 2001
  ----------------------------------------
                 Arno Nash

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

   We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP

New York, New York
July 20, 2001

                        DATASCOPE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                June 30,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
                          ASSETS
Current Assets:
 Cash and cash equivalents ..............................  $  5,545   $  3,138
 Short-term investments .................................    32,669     53,096
 Accounts receivable less allowance for doubtful
   accounts of $1,350 and $1,644.........................    75,712     69,081
 Inventories ............................................    55,261     38,986
 Prepaid expenses and other current assets ..............    12,472      9,513
                                                           --------   --------
   Total Current Assets..................................   181,659    173,814
Property, Plant and Equipment, net ......................    90,634     86,243
Non-Current Marketable Securities .......................    14,134     12,235
Other Assets ............................................    23,908     23,034
                                                           --------   --------
                                                           $310,335   $295,326
                                                           ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable .......................................  $ 18,987   $ 14,726
 Accrued expenses .......................................    14,211     11,165
 Accrued compensation ...................................    14,248     20,222
 Deferred revenue .......................................     4,498      4,773
 Taxes on income ........................................         0      2,630
                                                           --------   --------
   Total Current Liabilities.............................    51,944     53,516
Other Liabilities .......................................    14,913     14,524
Stockholders' Equity
 Preferred stock, par value $1.00 per share:
   Authorized 5 million shares; Issued, none.............        --         --
 Common stock, par value $.01 per share:
   Authorized, 45 million shares; Issued and outstanding,
   17,508 and 17,028 shares .............................       175        170
 Additional paid-in capital .............................    69,148     60,145
 Treasury stock at cost, 2,713 and 2,149 shares .........   (77,038)   (55,247)
 Retained earnings ......................................   261,625    230,187
 Accumulated other comprehensive loss ...................   (10,432)    (7,969)
                                                           --------   --------
                                                            243,478    227,286
                                                           --------   --------
                                                           $310,335   $295,326
                                                           ========   ========



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED EARNINGS
                    (In thousands, except per share amounts)



                                                                                                          Year Ended June 30,
                                                                                                    -------------------------------
                                                                                                      2001        2000       1999
                                                                                                    --------    --------   --------
Net Sales.......................................................................................    $312,800    $301,400   $271,500
Costs and Expenses:
  Cost of sales.................................................................................     125,030     119,665    106,646
  Research and development expenses.............................................................      24,402      24,426     28,524
  Selling, general and administrative expenses..................................................     117,571     116,792    105,847
  Gain on sale of technology....................................................................          --      (3,825)        --
  Restructuring charges.........................................................................          --          --      3,429
                                                                                                    --------    --------   --------
                                                                                                     267,003     257,058    244,446
                                                                                                    --------    --------   --------
Operating Earnings..............................................................................      45,797      44,342     27,054
Other (Income) Expense:
  Interest income...............................................................................      (3,669)     (3,659)    (3,342)
  Interest expense..............................................................................          51          21         29
  Other, net....................................................................................        (176)        132        583
                                                                                                    --------    --------   --------
                                                                                                      (3,794)     (3,506)    (2,730)
                                                                                                    --------    --------   --------
Earnings Before Taxes on Income.................................................................      49,591      47,848     29,784
Taxes on Income.................................................................................      15,348      14,773      8,372
                                                                                                    --------    --------   --------
Net Earnings....................................................................................    $ 34,243    $ 33,075   $ 21,412
                                                                                                    ========    ========   ========
Earnings Per Share, Basic.......................................................................    $   2.30    $   2.18   $   1.40
                                                                                                    ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Basic.....................................      14,904      15,169     15,247
                                                                                                    ========    ========   ========
Earnings Per Share, Diluted.....................................................................    $   2.20    $   2.06   $   1.36
                                                                                                    ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Diluted...................................      15,547      16,080     15,721
                                                                                                    ========    ========   ========



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                       (Shares and dollars in thousands)



                                            Common Stock                    Treasury Stock                  Accumulated
                                           --------------   Additional    -----------------                    Other
                                                     Par      Paid-in                          Retained    Comprehensive
                                          Shares    Value     Capital     Shares     Cost      Earnings        Loss          Total
                                          ------    -----   ----------    ------   --------    --------    -------------   --------
Balance, June 30, 1998 ................   16,394    $164      $46,965       (793)  ($18,122)   $177,509       ($5,110)     $201,406
Net earnings ..........................                                                          21,412                      21,412
Currency translation ..................                                                                        (1,014)       (1,014)
                                                                                                                           --------
Total comprehensive income ............                                                                                      20,398
                                                                                                                           --------
Stock option transactions .............      144       2        2,831                  (649)                                  2,184
Issuance of common stock for
  acquisition of Polyprobe, Inc. and
  Alpha Probe, Inc.....................      125       1        2,699                                                         2,700
Tax benefit relating to exercise of
  stock options........................                           564                                                           564
Cancellation of treasury stock ........                          (649)                  649                                      --
Treasury shares acquired under
  repurchase programs..................                                     (623)   (12,957)                                (12,957)
                                          ------    ----      -------     ------   --------    --------      --------      --------
Balance, June 30, 1999 ................   16,663     167       52,410     (1,416)   (31,079)    198,921        (6,124)      214,295
Net earnings ..........................                                                          33,075                      33,075
Currency translation ..................                                                                        (1,845)       (1,845)
                                                                                                                           --------
Total comprehensive income ............                                                                                      31,230
                                                                                                                           --------
Stock option transactions .............      365       4        7,740                (2,450)                                  5,294
Tax benefit relating to exercise of
  stock options........................                         2,444                                                         2,444
Cancellation of treasury stock ........               (1)      (2,449)                2,450                                      --
Treasury shares acquired under
  repurchase programs..................                                     (733)   (24,168)                                (24,168)
Cash dividends on common stock ........                                                          (1,809)                     (1,809)
                                          ------    ----      -------     ------   --------    --------      --------      --------
Balance, June 30, 2000 ................   17,028     170       60,145     (2,149)   (55,247)    230,187        (7,969)      227,286
Net earnings ..........................                                                          34,243                      34,243
Currency translation ..................                                                                        (2,463)       (2,463)
                                                                                                                           --------
Total comprehensive income ............                                                                                      31,780
                                                                                                                           --------
Stock option transactions .............      480       7       12,794                (8,788)                                  4,013
Tax benefit relating to exercise of
  stock options........................                         4,995                                                         4,995
Cancellation of treasury stock ........               (2)      (8,786)                8,788                                      --
Treasury shares acquired under
  repurchase programs..................                                     (564)   (21,791)                                (21,791)
Cash dividends on common stock ........                                                          (2,805)                     (2,805)
                                          ------    ----      -------     ------   --------    --------      --------      --------
Balance, June 30, 2001 ................   17,508    $175      $69,148     (2,713)  ($77,038)   $261,625      ($10,432)     $243,478
                                          ======    ====      =======     ======   ========    ========      ========      ========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)



                                                                                                          Year Ended June 30,
                                                                                                    -------------------------------
                                                                                                      2001        2000       1999
                                                                                                    --------    --------   --------
Operating Activities:
  Net Earnings..................................................................................    $ 34,243    $ 33,075   $ 21,412
  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization................................................................      13,982      12,931     12,095
   Provision for supplemental pension...........................................................         514         405        165
   Provision for losses on accounts receivable..................................................          34         567        357
   Gain on sale of Oakland facility.............................................................        (593)         --         --
   Deferred income tax (benefit)................................................................       3,240        (433)      (807)
   Tax benefit relating to stock options exercised..............................................       4,995       2,444        564
  Changes in assets and liabilities net of effects of equity investment in AMG and acquisition of Polyprobe, Inc.
   and Alpha Probe, Inc.
   Accounts receivable..........................................................................      (8,112)     (6,228)    (9,920)
   Inventories..................................................................................     (25,041)     (4,073)   (13,114)
   Other assets.................................................................................      (8,839)     (2,407)    (2,520)
   Accounts payable.............................................................................       4,409       4,266     (3,742)
   Income taxes payable.........................................................................      (2,630)        934      1,695
   Accrued and other liabilities................................................................      (3,222)      7,890      5,617
                                                                                                    --------    --------   --------
  Net cash provided by operating activities.....................................................      12,980      49,371     11,802
                                                                                                    --------    --------   --------
Investing Activities:
  Purchases of property, plant and equipment....................................................     (10,708)    (28,355)   (14,281)
  Proceeds from sale of Oakland facility........................................................       1,112          --         --
  Purchases of marketable securities............................................................     (49,775)    (94,641)   (50,959)
  Maturities of marketable securities...........................................................      68,304      95,343     65,611
  Equity investment in AMG......................................................................          --      (2,525)        --
  Acquisition of Polyprobe, Inc. and Alpha Probe, Inc...........................................          --          --       (450)
                                                                                                    --------    --------   --------
  Net cash provided by (used in) investing activities...........................................       8,933     (30,178)       (79)
                                                                                                    --------    --------   --------
Financing Activities:
  Exercise of stock options.....................................................................       4,013       5,294      2,184
  Treasury shares acquired under repurchase programs............................................     (21,791)    (24,168)   (12,957)
  Cash dividends paid...........................................................................      (2,066)     (1,809)        --
                                                                                                    --------    --------   --------
  Net cash used in financing activities.........................................................     (19,844)    (20,683)   (10,773)
                                                                                                    --------    --------   --------
  Effect of exchange rates on cash..............................................................         338         (63)       177
                                                                                                    --------    --------   --------
Increase (decrease) in cash and cash equivalents................................................       2,407      (1,553)     1,127
Cash and cash equivalents, beginning of year....................................................       3,138       4,691      3,564
                                                                                                    --------    --------   --------
Cash and cash equivalents, end of year..........................................................    $  5,545    $  3,138   $  4,691
                                                                                                    ========    ========   ========
Supplemental Cash Flow Information
  Cash paid during the year for:
   Interest.....................................................................................    $     51    $     21   $     29
                                                                                                    --------    --------   --------
   Income taxes.................................................................................    $ 12,334    $ 11,928   $  7,007
                                                                                                    --------    --------   --------
Non-cash transactions:
  Net transfers of inventory to fixed assets for use as demonstration equipment.................    $  7,836    $  6,962   $  8,315
                                                                                                    --------    --------   --------
  Issuance of common stock for acquisition of Polyprobe, Inc. and Alpha Probe, Inc..............    $     --    $     --   $  2,700
                                                                                                    --------    --------   --------



                 See notes to consolidated financial statements

                       DATASCOPE CORP. AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

1.  Summary of Significant Accounting Policies

 Principles of Consolidation
   The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company"--which may be referred to as our, us or we). All material intercompany balances and transactions have been eliminated.

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

   The Company adopted the Financial Accounting Standards Board Emerging Issues Task Force Issue 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2001. Application of this consensus resulted in the reclassification of prior period financial results to reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales. These amounts were previously recorded in selling, general and administrative expense. The reclassifications had no effect on operating or net income.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the first quarter of fiscal 2001. The adoption of SAB 101 did not have a significant impact on our financial statements.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


1.  Summary of Significant Accounting Policies--(Continued)

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

 Other Assets
   a. Goodwill--Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over periods not exceeding 20 years.

      In June 2001 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets," ("SFAS No. 142"). This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. Goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001, with early adoption permitted for companies with a fiscal year beginning after March 15, 2001, for which quarterly financial statements have not been issued. We are currently evaluating the impact of the adoption of the new standard.

   b. Capitalized Software Development--In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and included in Other Assets. Software development costs are amortized using the straight-line method over the remaining estimated economic life of the product, not to exceed 5 years.

   c. Internal Use Capitalized Computer Software Costs--The Company capitalizes costs incurred to develop internal use computer software during the application development stage, in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal use computer software costs are amortized on a straight line basis over the remaining estimated economic life of the software.

   Amortization of capitalized software costs was $857 thousand in fiscal 2001, $428 thousand in fiscal 2000 and $51 thousand in fiscal 1999.

   The carrying value of capitalized software costs is regularly reviewed by the Company, and a loss would be recognized if the net realizable value falls below the unamortized cost.

 Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


1.  Summary of Significant Accounting Policies--(Continued)


reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   As of June 30, 2001, marketable securities were classified as follows:



                                                                                                            Gross
                                                                                                         Unrealized
Short Term                                                                                Amortized     --------------
----------                                                                                   Cost      Gains    Losses   Fair Value
                                                                                          ---------    -----    ------   ----------
U.S. Treasury Securities ..............................................................    $28,471      $ 79     $ 57      $28,493
Tax-Exempt Securities .................................................................      4,198        33       --        4,231
                                                                                           -------      ----     ----      -------
 Short-term total .....................................................................    $32,669      $112     $ 57      $32,724
                                                                                           =======      ====     ====      =======
Long Term
  ---------
U.S. Treasury Securities ..............................................................    $11,800      $143     $140      $11,803
AAA--Rated Corporate Notes ............................................................      1,326        --       12        1,314
Tax-Exempt Securities .................................................................      1,008        20       --        1,028
                                                                                           -------      ----     ----      -------
 Long-term total ......................................................................    $14,134      $163     $152      $14,145
                                                                                           =======      ====     ====      =======
 Totals ...............................................................................    $46,803      $275     $209      $46,869
                                                                                           =======      ====     ====      =======


   As of June 30, 2000, marketable securities were classified as follows:


                                                                                                            Gross
                                                                                                         Unrealized
Short Term                                                                                Amortized     --------------
----------                                                                                   Cost      Gains    Losses   Fair Value
                                                                                          ---------    -----    ------   ----------
 U.S. Treasury Securities .............................................................    $49,653      $12      $112      $49,553
 Tax-Exempt Securities ................................................................      3,443       --         1        3,442
                                                                                           -------      ---      ----      -------
 Short-term total .....................................................................    $53,096      $12      $113      $52,995
                                                                                           =======      ===      ====      =======
Long Term
  ---------
 U.S. Treasury Securities .............................................................    $ 8,098      $--      $ 28      $ 8,070
 Tax-Exempt Securities ................................................................      4,137        3         7        4,133
                                                                                           -------      ---      ----      -------
 Long-term total ......................................................................    $12,235      $ 3      $ 35      $12,203
                                                                                           =======      ===      ====      =======
 Totals ...............................................................................    $65,331      $15      $148      $65,198
                                                                                           =======      ===      ====      =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


2.  Financial Instruments--(Continued)


   We invest our excess cash primarily in U.S. Treasury and tax-exempt securities. Since we hold all short- and long-term securities until maturity, such investments are subject to little market risk. We have not incurred losses related to these investments.

 Derivative Financial Instruments

   We have limited involvement with derivative financial instruments and do not use them for trading purposes. We utilize foreign currency forward exchange contracts to mitigate the foreign exchange impact of transaction gains or losses relating to intercompany receivables. Changes in the fair value of the derivative financial instruments are recorded in the statement of earnings.

   As of June 30, 2001, we had a notional amount of $7.4 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The foreign currency forward exchange contracts are with large international financial institutions.

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS No. 133 as of July 1, 2000, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

 Concentration of Credit Risk

   Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers' financial condition are performed. We maintain reserves for potential credit losses and these losses have not exceeded our expectations.

3.  Inventories


                                                             June 30,
                                                         -----------------
                                                          2001       2000
                                                         -------   -------
    Materials .......................................    $24,550   $17,462
    Work in process .................................     10,185     7,888
    Finished goods ..................................     20,526    13,636
                                                         -------   -------
                                                         $55,261   $38,986
                                                         =======   =======

                        DATASCOPE CORP. AND SUBSIDIARIES
`
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 (Dollars in thousands, except per share data)


4.  Property, Plant and Equipment


                                                                  June 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
    Land ................................................    $ 10,643   $ 11,000
    Buildings ...........................................      47,764     29,378
    Machinery, furniture and equipment ..................      83,116     83,602
    Leasehold improvements ..............................       1,533      3,910
    Construction in progress ............................          --     16,587
                                                             --------   --------
                                                              143,056    144,477
    Less accumulated depreciation and amortization ......      52,422     58,234
                                                             --------   --------
                                                             $ 90,634   $ 86,243
                                                             ========   ========


   Depreciation expense was $12.4 million in 2001, $11.9 million in 2000 and $11.6 million in 1999. We estimate the useful life of machinery and equipment at 5 years, furniture at 8 years and buildings at 40 years.

   Costs incurred for the new Patient Monitoring and Collagen Products facilities in Mahwah, New Jersey were $3.9 million in 2001 and $23.1 million in 2000. The Collagen Products facility was placed in service in the first quarter of fiscal 2001 and the Patient Monitoring facility was placed in service in the second quarter of fiscal 2001.

5.  Other Assets
   Other Assets at June 30, 2001 and 2000 were comprised of the following:

                                                                   June 30,
                                                               -----------------
                                                                2001       2000
                                                               -------   -------
    Cash surrender value of officers' life insurance ......    $ 8,920   $ 8,030
    Capitalized software, net of accumulated amortization .      7,375     5,855
    Goodwill, net of accumulated amortization .............      6,023     6,739
    Other non-current assets ..............................      1,590     2,410
                                                               -------   -------
                                                               $23,908   $23,034
                                                               =======   =======

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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


6.  Taxes on Income


   The provision for taxes on income consisted of the following:

                                                                              Year Ended June 30,
                                                                          ---------------------------
                                                                           2001       2000      1999
                                                                          -------   -------    ------
    Taxes currently payable:
      Federal.........................................................    $ 9,803   $12,479    $7,404
      State...........................................................        754     1,177     1,139
      Foreign.........................................................      1,551     1,891       719
                                                                          -------   -------    ------
       Total current..................................................     12,108    15,547     9,262
    Deferred income taxes:
      Federal.........................................................      2,861      (580)     (801)
      State...........................................................        566      (194)      (89)
      Foreign.........................................................       (187)       --        --
                                                                          -------   -------    ------
       Total deferred.................................................      3,240      (774)     (890)
                                                                          -------   -------    ------
        Total provision for taxes on income...........................    $15,348   $14,773    $8,372
                                                                          =======   =======    ======


   Amounts are reflected in the preceding table based on the location of the taxing authorities. As of June 30, 2001 we have not made a U.S. tax provision for the unremitted earnings of our international subsidiaries. These earnings, which approximated $48.3 million as of June 30, 2001 are expected, for the most part, to be permanently reinvested outside of the United States.

   We operate a manufacturing subsidiary in an industrial development zone in Europe. Profits from those manufacturing activities were exempt from corporation taxes until January 31, 2000. Alternative tax planning strategies have been implemented to reduce the impact from the expiration of this tax exemption.

   Reconciliations of the U.S. statutory income tax rate to our effective tax rate follow:


                                                                                         Year Ended June 30,
                                                                  -----------------------------------------------------------------
                                                                         2001                   2000                   1999
                                                                  -------------------    -------------------    -------------------
                                                                            Effective              Effective              Effective
                                                                  Amount      Rate       Amount       Rate      Amount       Rate
                                                                 -------    ---------   -------    ---------    -------   ---------
Tax computed at federal statutory rate .......................   $17,357      35.0%     $16,747       35.0%     $10,425      35.0%
(Decrease) increase resulting from:
 Benefit attributable to foreign sales corp. .................    (1,066)     (2.2)      (1,075)      (2.2)        (956)     (3.2)
 State taxes on income, net of
   federal income tax benefit.................................       858       1.7          639        1.3          683       2.3
 Research and development credit, net ........................      (206)     (0.4)        (278)      (0.6)        (325)     (1.1)
 Income exempt from foreign
   corporate taxes............................................    (1,893)     (3.8)      (1,119)      (2.3)      (1,369)     (4.6)
 Rate differential on foreign income .........................      (236)     (0.5)         124        0.3          (31)     (0.2)
 Interest income exempt from
   federal income tax.........................................      (123)     (0.2)        (233)      (0.5)        (282)     (0.9)
 Permanent differences .......................................       204       0.4          235        0.5          159       0.6
 Other .......................................................       453       0.9         (267)      (0.6)          68       0.2
                                                                 -------      ----      -------       ----      -------      ----
 Total provision for taxes on income .........................   $15,348      30.9%     $14,773       30.9%     $ 8,372      28.1%
                                                                 =======      ====      =======       ====      =======      ====

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


6.  Taxes on Income--(Continued)


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

   The tax effects of the major items recorded as deferred tax assets and liabilities are:

                                                                 June 30,
                                                       -----------------------------
                                                           2001             2000
                                                       -------------   -------------
                                                       Deferred Tax     Deferred Tax
                                                          Assets           Assets
                                                       (Liabilities)   (Liabilities)
                                                       -------------   -------------
    Inventories ...................................       $ 2,833         $ 3,284
    Warranty ......................................           987           1,250
    Sales returns & allowances ....................           (32)            113
    Accrued expenses ..............................           (34)            597
    Foreign & state tax credits ...................         1,106             911
    Unrealized foreign exchange losses ............           369             263
    Deferred state income taxes ...................          (921)           (675)
                                                          -------         -------
      Current......................................         4,308           5,743
                                                          -------         -------
    Supplemental pension ..........................         4,746           4,555
    Tax loss carryforwards ........................         1,563           1,459
    Accelerated depreciation ......................        (5,693)         (4,134)
    Accrued pension expense .......................            56             (27)
    Asset writedowns ..............................           397             611
    Other, net ....................................           292             598
    Less: Valuation allowance .....................        (1,563)         (1,459)
                                                          -------         -------
      Non-current..................................          (202)          1,603
                                                          -------         -------
       Total.......................................       $ 4,106         $ 7,346
                                                          =======         =======


   The net current deferred tax assets have been included in prepaid expenses and other current assets and the net non-current deferred tax (liabilities) assets have been included in other liabilities and other assets, respectively, on the accompanying consolidated balance sheets.

   A valuation allowance is recorded because some items recorded as deferred tax assets may not be realizable. The valuation allowance reduces the deferred tax assets to our best estimate of net deferred assets which more likely than not will be realized.

   The valuation allowance increased by $104 thousand during fiscal 2001 due to the net increase of foreign and state tax loss carryforwards. The valuation allowance of $1.56 million at June 30, 2001 was comprised of tax benefits of $463 thousand of foreign tax loss carryforwards and $1.10 million of state tax loss carryforwards. Benefits from foreign tax loss carryforwards of $63 thousand expire in 2008 and $400 thousand may be carried forward indefinitely. The benefits of state tax loss carryforwards expire during the period 2003 through 2019.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


7.  Other Liabilities

   Other Liabilities at June 30, 2001 and 2000 were comprised of the following:

                                                            June 30,
                                                        -----------------
                                                         2001       2000
                                                        -------   -------
    Supplemental pension payable ...................    $11,767   $11,289
    Non-current deferred income ....................      1,783     1,700
    Other non-current liabilities ..................      1,363     1,535
                                                        -------   -------
                                                        $14,913   $14,524
                                                        =======   =======


8.  Stock Options, Shareholder Rights and Stock Repurchase Plans

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

   A summary of activity under the stock option plans is as follows:


                                                                                       Year Ended June 30,
                                                               --------------------------------------------------------------------
                                                                       2001                    2000                    1999
                                                               --------------------    --------------------    --------------------
                                                                           Weighted                Weighted                Weighted
                                                                           Average                  Average                 Average
                                                                           Exercise                Exercise                Exercise
                                                                Shares      Price       Shares       Price      Shares       Price
                                                              ---------    --------   ---------    --------    ---------   --------
Outstanding at July 1 .....................................   2,244,237     $23.92    2,313,756     $20.33     2,156,670    $18.72
 Granted ..................................................     625,900      37.62      444,100      36.85       521,775     26.03
 Exercised ................................................    (703,571)     18.11     (427,334)     17.68      (168,478)    16.44
 Canceled .................................................    (166,761)     28.54      (86,285)     25.17      (196,211)    21.19
                                                              ---------               ---------                ---------
Outstanding at June 30 ....................................   1,999,805      29.86    2,244,237      23.92     2,313,756     20.33
                                                              =========               =========                =========
Exercisable at June 30 ....................................     848,611     $23.91    1,278,007     $19.81     1,341,617    $17.76
                                                              ---------               ---------                ---------


   At June 30, 2001 there were 2,461,299 shares of common stock reserved for stock options.

   We adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") in fiscal 1997. We continue to account for our employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   In accordance with SFAS No. 123 the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to our stock option plans, pro forma net income and earnings per share would have been reported as the following pro forma amounts:

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)

8.  Stock Options, Shareholder Rights and Stock Repurchase Plans--(Continued)

                                                                          Year Ended June 30,
                                                                      ----------------------------
                                                                       2001       2000      1999
                                                                      -------   -------    -------
    Net earnings--as reported.....................................    $34,243   $33,075    $21,412
                                                                      -------   -------    -------
    Net earnings--pro forma.......................................    $31,033   $30,258    $19,168
                                                                      -------   -------    -------
    Basic earnings per share--as reported.........................    $  2.30   $  2.18    $  1.40
                                                                      -------   -------    -------
    Basic earnings per share--pro forma...........................    $  2.08   $  1.99    $  1.26
                                                                      -------   -------    -------
    Diluted earnings per share--as reported.......................    $  2.20   $  2.06    $  1.36
                                                                      -------   -------    -------
    Diluted earnings per share--pro forma.........................    $  2.00   $  1.88    $  1.22
                                                                      -------   -------    -------


   This pro forma impact only takes into account options granted since July 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the respective vesting period.

   The fair values of option grants were determined using the Black-Scholes option-pricing model with the following assumptions:

                                                                Year Ended June 30,
                                                          --------------------------------
                                                            2001         2000       1999
                                                          ---------   ---------    -------
    Dividend yield.....................................        0.50%       0.40%      None
    Volatility.........................................          34%         35%        35%
    Risk-free interest rate............................        4.94%       6.17%      5.78%
    Expected life......................................   5.5 Years   4.5 Years    4 Years


   The weighted average fair value of options granted was $14.44 in 2001, $14.29 in 2000 and $9.34 in 1999.

   The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2001.


                                                                                            Stock Options
                                                     Stock Options Outstanding               Exercisable
                                              ----------------------------------------    ------------------
                                                              Weighted        Weighted              Weighted
                                                               Average         Average               Average
                 Range of Exercise                            Remaining       Exercise              Exercise
                        Prices                 Options    Contractual Life      Price     Options     Price
--------------------------------------------  ---------   ----------------    --------    -------   --------
$ 13.88--$ 26.19                                666,606         4.65           $20.13     518,686    $19.63
$ 26.94--$ 37.00                                566,199         8.37           $29.70     240,955    $28.26
$ 37.03--$ 41.58                                767,000         9.44           $38.44      88,970    $37.07
                                              ---------                                   -------
                                              1,999,805         7.54           $29.86     848,611    $23.91
                                              =========                                   =======


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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)

8.  Stock Options, Shareholder Rights and Stock Repurchase Plans--(Continued)

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

 Stock Repurchase Plans

   On May 3, 1996, we announced a stock repurchase program for up to $20 million of our common stock. We acquired 876,702 shares and completed the program in fiscal 1999.

   We announced a second $20 million stock repurchase program on August 5, 1998. We acquired 832,286 shares and completed this program in fiscal 2000.

   On September 14, 1999, we announced a third stock repurchase program for $30 million. We acquired 841,287 shares and completed the program in fiscal 2001.

   A fourth stock repurchase program for $40 million was announced on May 16, 2001. We acquired 163,166 shares through June 30, 2001 at a cost of $7.0 million.

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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)

8.  Stock Options, Shareholder Rights and Stock Repurchase Plans--(Continued)

   o Distribution of amounts in a director's account will be made when an event of distribution occurs, in accordance with the method of distribution stated in the form of election.

9.  Segment Information

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

   The Collagen Products/Vascular Grafts segment includes extravascular hemostasis devices, which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures, and a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

   We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue.


                                                                               Cardiac      Collagen
                                                                               Assist/     Products/    Corporate
                                                                              Monitoring    Vascular       and
                                                                               Products      Grafts     Other (a)   Consolidated
                                                                              ----------   ---------    ---------   ------------
   Year ended June 30, 2001
   Net sales to external customers........................................     $229,670     $82,108      $ 1,022      $312,800
   Operating earnings.....................................................     $ 23,510     $16,606      $ 5,681      $ 45,797
   Assets.................................................................     $181,340     $59,343      $69,652      $310,335
   Capital expenditures...................................................     $  7,013     $ 2,145      $ 1,550      $ 10,708
   Depreciation and amortization..........................................     $ 11,277     $ 1,524      $ 1,181      $ 13,982

   Year ended June 30, 2000
   Net sales to external customers........................................     $223,135     $77,997      $   268      $301,400
   Operating earnings (b).................................................     $ 28,523     $17,161      $(5,167)     $ 40,517
   Assets.................................................................     $155,088     $52,724      $87,514      $295,326
   Capital expenditures...................................................     $ 16,700     $11,014      $   641      $ 28,355
   Depreciation and amortization..........................................     $ 10,316     $ 1,410      $ 1,205      $ 12,931

   Year ended June 30, 1999
   Net sales to external customers........................................     $207,589     $63,874      $    37      $271,500
   Operating earnings (b).................................................     $ 26,490     $ 7,851      $(3,858)     $ 30,483
   Assets.................................................................     $140,962     $40,237      $88,254      $269,453
   Capital expenditures...................................................     $ 12,078     $ 1,654      $   549      $ 14,281
   Depreciation and amortization..........................................     $  9,354     $ 1,497      $ 1,244      $ 12,095

---------------
    (a) Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other include cash, marketable securities, property, plant and equipment including the corporate headquarters, goodwill and cash surrender value of officers' life insurance.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)

9.  Segment Information--(Continued)

   Reconciliation to consolidated earnings before income taxes:

                                                       Year Ended June 30,
                                                  ----------------------------
                                                    2001      2000       1999
                                                  -------    -------   -------
   Consolidated operating earnings (b) ........   $45,797    $40,517   $30,483
   Interest income, net .......................     3,618      3,638     3,313
   Other income (expense) .....................       176       (132)     (583)
   Special items ..............................        --      3,825    (3,429)
                                                  -------    -------   -------
   Consolidated earnings before taxes .........   $49,591    $47,848   $29,784
                                                  =======    =======   =======

---------------
    (b) Excludes special items: gain on sale of technology of $3.8 million in fiscal 2000 and restructuring expenses of $3.4 million in fiscal 1999.



   The following table presents net sales by geography based on the location of the external customer.

                                                     Year Ended June 30,
                                               -------------------------------
                                                 2001        2000       1999
                                               --------    --------   --------
   United States ............................  $222,484    $215,009   $195,546
   Foreign countries ........................    90,316      86,391     75,954
                                               --------    --------   --------
    Total ...................................  $312,800    $301,400   $271,500
                                               ========    ========   ========

   The following table presents long-lived assets by geography.


                                                         June 30,
                                              ------------------------------
                                                2001        2000       1999
                                              --------    --------   -------
   United States ............................ $101,644    $ 94,608   $70,526
   Foreign countries ........................   13,256      13,570    10,225
                                              --------    --------   -------
    Total ................................... $114,900    $108,178   $80,751
                                              ========    ========   =======

10.  Retirement Benefit Plans

   We have various retirement benefit plans covering substantially all U.S. and international employees. Total expense for the domestic and international retirement plans was $4.2 million in 2001, $4.4 million in 2000 and $4.0 million in 1999.

 Defined Benefit Plan--U.S.

   We have a defined benefit pension plan designed to provide retirement benefits to substantially all U.S. employees. U.S. pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10.  Retirement Benefit Plans--(Continued)


   The change in benefit obligation, change in plan assets and funded status of the U.S. defined benefit pension plan is shown below:

                                                                                                       Year Ended June 30,
                                                                                                 -------------------------------
                                                                                                   2001        2000       1999
                                                                                                 --------    --------   --------
   Change in Benefit Obligation
    ----------------------------
    Pension benefit obligation at beginning of year ..........................................   $ 27,914    $ 29,240   $ 25,913
    Service cost .............................................................................      1,767       2,018      1,903
    Interest cost ............................................................................      2,192       1,971      1,800
    Plan amendments ..........................................................................         --          --        (41)
    Actuarial loss (gain) ....................................................................      3,807      (4,710)       152
    Benefits paid ............................................................................       (735)       (605)      (487)
                                                                                                 --------    --------   --------
      Pension benefit obligation at end of year ..............................................   $ 34,945    $ 27,914   $ 29,240
                                                                                                 ========    ========   ========
   Change in Plan Assets
    ---------------------
    Fair value of plan assets at beginning of year ...........................................   $ 28,203    $ 26,444   $ 23,623
    Actual return on assets ..................................................................      2,695       1,614      1,675
    Employer contributions ...................................................................        804         750      1,633
    Benefits paid ............................................................................       (735)       (605)      (487)
                                                                                                 --------    --------   --------
      Fair value of plan assets at end of year ...............................................   $ 30,967    $ 28,203   $ 26,444
                                                                                                 ========    ========   ========
   Funded Status at June 30,
    -------------------------
    Pension benefit obligation ...............................................................   $(34,945)   $(27,914)  $(29,240)
    Fair value of plan assets ................................................................     30,967      28,203     26,444
                                                                                                 --------    --------   --------
    Funded status--plan assets (less) more than benefit obligation ...........................     (3,978)        289     (2,796)
    Unrecognized prior service cost ..........................................................         25          26         27
    Unrecognized net actuarial loss (gain) ...................................................      2,049      (1,321)     2,953
    Unrecognized net obligation remaining at June 30, ........................................        184         254        325
                                                                                                 --------    --------   --------
      (Accrued) Prepaid pension cost .........................................................   $ (1,720)   $   (752)  $    509
                                                                                                 ========    ========   ========


   The components of net pension expense of the U.S. defined benefit pension plan include the following:

                                                                                                         Year Ended June 30,
                                                                                                    ----------------------------
                                                                                                      2001      2000       1999
                                                                                                    -------    -------   -------
    Pension Expense
      ---------------
    Service cost ................................................................................   $ 1,767    $ 2,018   $ 1,903
    Interest cost ...............................................................................     2,192      1,971     1,800
    Expected return on assets ...................................................................    (2,258)    (2,050)   (1,855)
    Amortization of net loss and unrecognized prior service cost ................................         1          1        31
    Amortization of the remaining unrecognized net obligation ...................................        71         71        71
                                                                                                    -------    -------   -------
       Net pension expense ......................................................................   $ 1,773    $ 2,011   $ 1,950
                                                                                                    =======    =======   =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10.  Retirement Benefit Plans--(Continued)


                                                            Year Ended June 30,
                                                            -------------------
                                                            2001   2000    1999
                                                            ----   ----    ----
    Actuarial Assumptions
    ---------------------
      Discount rate......................................   7.25%  7.75%   7.00%
      Salary increase....................................   6.00%  6.00%   6.00%
      Long-term return on assets.........................   7.75%  7.75%   7.75%


   Plan assets are invested in U.S. Government and corporate securities and include investments in our common stock of $4.4 million (96,000 shares) at June 30, 2001.

 Defined Benefit Plans--International

   We have international defined benefit pension plans. Retirement benefits are based on years of service, final average earnings and social security benefits. Funding policies are based on local statutes and the assets are invested in guaranteed insurance contracts.

   The funded status and components of net pension expense of the international defined benefit pension plans are shown below:

                                                                                                         Year Ended June 30,
                                                                                                    ----------------------------
                                                                                                      2001      2000       1999
                                                                                                    -------    -------   -------
   Funded Status at June 30,
    -------------------------
    Pension benefit obligation ..................................................................   $(1,960)   $(1,554)  $(1,827)
    Fair value of plan assets ...................................................................       281        272       266
                                                                                                    -------    -------   -------
    Funded status ...............................................................................    (1,679)    (1,282)   (1,561)
    Unrecognized net actuarial loss .............................................................     1,052        815     1,256
    Unrecognized net obligation remaining at June 30, ...........................................        50         67        83
                                                                                                    -------    -------   -------
      Accrued pension cost ......................................................................   $  (577)   $  (400)  $  (222)
                                                                                                    =======    =======   =======

                                                                                                             Year Ended June 30,
                                                                                                             -------------------
                                                                                                             2001    2000   1999
                                                                                                             ----    ----   ----
   Pension Expense
    ---------------
    Service cost .........................................................................................   $159    $192   $199
    Interest cost ........................................................................................    129     119    114
    Expected return on assets ............................................................................    (26)    (27)   (26)
    Amortization of net loss and unrecognized prior service cost .........................................     28      35     37
    Amortization of the remaining unrecognized net obligation ............................................     17      17     17
                                                                                                             ----    ----   ----
      Net pension expense ................................................................................   $307    $336   $341
                                                                                                             ====    ====   ====

                                                                                                             Year Ended June 30,
                                                                                                             -------------------
                                                                                                             2001    2000   1999
                                                                                                             ----    ----   ----
   Actuarial Assumptions
    ---------------------
    Discount rate ........................................................................................   7.25%   7.75%  7.00%
    Salary increase ......................................................................................   6.00%   6.00%  6.00%
    Long-term return on assets ...........................................................................   7.75%   7.75%  7.75%

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10.  Retirement Benefit Plans--(Continued)


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

   The supplemental pension expense for Mr. Saper recognized in the consolidated financial statements was $385 thousand in 2001, $304 thousand in 2000 and $148 thousand in 1999.

   The supplemental retirement plan covering certain former key officers provides a pension at age 65, for up to 15 years, based on a predetermined earnings level for the five-year period prior to retirement. The supplemental retirement benefit for two current officers provides a lifetime retirement benefit. The supplemental pension expense for these executives recognized in the consolidated financial statements was $129 thousand in 2001, $101 thousand in 2000 and $17 thousand in 1999.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10.  Retirement Benefit Plans--(Continued)

   The change in benefit obligation, funded status and components of net pension expense of the supplemental defined benefit retirement plans are shown below:

                                                                                                       Year Ended June 30,
                                                                                                 -------------------------------
                                                                                                   2001        2000       1999
                                                                                                 --------    --------   --------
   Change in Benefit Obligation
   ----------------------------
    Pension benefit obligation at beginning of year ..........................................   $  8,931    $  8,474   $  7,466
    Service cost .............................................................................        289         212        183
    Interest cost ............................................................................        682         592        513
    Actuarial loss (gain) ....................................................................      2,078        (312)       137
    Benefits paid ............................................................................        (35)        (35)       (35)
                                                                                                 --------    --------   --------
      Pension benefit obligation at end of year ..............................................   $ 11,945    $  8,931   $  8,264
                                                                                                 ========    ========   ========
   Funded Status at June 30,
   -------------------------
    Pension benefit obligation ...............................................................   $(11,945)   $ (8,931)  $ (8,264)
    Unrecognized prior service cost ..........................................................        215         410        440
    Unrecognized net actuarial gain ..........................................................        (37)     (2,768)    (3,094)
                                                                                                 --------    --------   --------
      Accrued pension liability ..............................................................   $(11,767)   $(11,289)  $(10,918)
                                                                                                 ========    ========   ========
   Pension Expense
   ---------------
    Service cost .............................................................................   $    289    $    212   $    183
    Interest cost ............................................................................        682         592        513
    Amortization of net gain .................................................................       (721)       (639)      (751)
    Amortization of unrecognized prior service cost ..........................................        264         240        220
                                                                                                 --------    --------   --------
      Net pension expense ....................................................................   $    514    $    405   $    165
                                                                                                 ========    ========   ========
   Actuarial Assumption
   --------------------
    Discount rate ............................................................................       7.25%       7.75%      7.00%


 Defined Contribution Plans

   We have defined contribution savings and supplemental retirement plans that cover substantially all U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible domestic employees. The contributions are based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.65 million for 2001, $1.68 million for 2000 and $1.58 million for 1999.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


11.  Commitments and Contingencies

 Leases
   Future minimum rental commitments under noncancellable operating leases are as follows:


    Year
    ----
    2002 ..................................................................   $2,838
    2003 ..................................................................    2,519
    2004 ..................................................................    1,865
    2005 ..................................................................      683
    2006 ..................................................................      328
      Thereafter...........................................................    1,100
                                                                              ------
       Total future minimum rental payments ...............................   $9,333
                                                                              ======


   Total rent expense amounted to approximately $3.52 million in 2001, $5.0 million in 2000 and $4.54 million in 1999.

 Litigation
   We are subject to litigation in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits and that the outcome will not have a material adverse effect on our financial position or results of operations.

 Credit Arrangements
   We have lines of credit totaling $100.4 million, with interest payable at each lender's prime rate. We did not have any borrowings at June 30, 2001 or June 30, 2000. Of the total available, $25 million expires in November 2001, $25 million expires in December 2001 and $25 million expires in March 2002. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.4 million in lines of credit with no expiration date.

12.  Gain on Sale of Technology
   In the third quarter of fiscal 2000 we announced the sale of technology from a discontinued R&D project at our InterVascular, Inc. subsidiary. The sale resulted in an after-tax gain of $2.5 million.

13.  Restructuring Charge
   In the third and fourth quarters of fiscal 1999, we recorded pre-tax restructuring charges totaling $3.43 million, or $0.14 per share, related to cost reduction programs. The pre-tax restructuring charge recorded in the third quarter was $864 thousand or $0.04 per share and the restructuring charge recorded in the fourth quarter was $2.57 million or $0.10 per share. The cost reduction programs and related restructuring charges consist of the following:

   o Lease termination costs and asset writedowns related to the closing of InterVascular's Clearwater, Florida leased manufacturing facility. The knitting and weaving operations housed in the Clearwater facility were moved to InterVascular's expanded manufacturing facility in La Ciotat, France in the second quarter of fiscal 2001.

     The asset writedowns relate primarily to research and production equipment and leasehold improvements that were removed from service and disposed. The assets have no salvage value.

   o Employee severance expenses related to workforce reductions and closing of the Clearwater facility. Approximately 98% of the 80 terminated employees left by June 30, 2001. The balance of the

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


13.  Restructuring Charge--(Continued)


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

   A summary of the restructuring charges is shown below:

                                                                                 Clearwater,                 Genisphere
                                                                                   Florida       Employee      Asset
                                                                                Plant Closure   Severance    Writedown     Total
                                                                                -------------   ---------    ----------   ------
   Fiscal 1999 charges......................................................        $880          $1,674        $875      $3,429
   Utilized in fiscal 1999..................................................         535             482         875       1,892
   Utilized in fiscal 2000..................................................         187             881          --       1,068
   Utilized in fiscal 2001..................................................         158             252          --         410
                                                                                    ----          ------        ----      ------
   Remaining liability at June 30, 2001.....................................        $ --          $   59        $ --      $   59
                                                                                    ====          ======        ====      ======


   No additional expenditures are expected to complete the restructuring program.

14.  Quarterly Financial Data (Unaudited)


                                                                                              Year Ended June 30, 2001
                                                                                 --------------------------------------------------
                                                                                  First     Second     Third     Fourth
                                                                                 Quarter   Quarter    Quarter    Quarter     Total
                                                                                 -------   -------    -------    -------   --------
Net sales....................................................................    $68,300   $76,100    $82,200    $86,200   $312,800
                                                                                 -------   -------    -------    -------   --------
Gross margin.................................................................    $40,638   $46,050    $49,672    $51,410   $187,770
                                                                                 -------   -------    -------    -------   --------
Net earnings.................................................................    $ 6,083   $ 8,167    $ 8,640    $11,353   $ 34,243
                                                                                 -------   -------    -------    -------   --------
Earnings per share, basic....................................................    $  0.41   $  0.55    $  0.58    $  0.77   $   2.30
                                                                                 -------   -------    -------    -------   --------
Earnings per share, diluted..................................................    $  0.39   $  0.53    $  0.56    $  0.74   $   2.20
                                                                                 -------   -------    -------    -------   --------



                                                                                              Year Ended June 30, 2000
                                                                                 --------------------------------------------------
                                                                                  First     Second     Third     Fourth
                                                                                 Quarter   Quarter    Quarter    Quarter     Total
                                                                                 -------   -------    -------    -------   --------
Net sales....................................................................    $64,100   $75,500    $78,300    $83,500   $301,400
                                                                                 -------   -------    -------    -------   --------
Gross margin.................................................................    $39,286   $45,909    $47,553    $48,987   $181,735
                                                                                 -------   -------    -------    -------   --------
Net earnings.................................................................    $ 4,830   $ 7,371    $10,495    $10,379   $ 33,075
                                                                                 -------   -------    -------    -------   --------
Earnings per share, basic....................................................    $  0.32   $  0.49    $  0.70    $  0.70   $   2.18
                                                                                 -------   -------    -------    -------   --------
Earnings per share, diluted..................................................    $  0.30   $  0.46    $  0.66    $  0.66   $   2.06
                                                                                 -------   -------    -------    -------   --------


   Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


15.  Earnings Per Share

   The computation of basic and diluted earnings per share is shown in the table below.


                                                                                                         Year Ended June 30,
                                                                                                    ----------------------------
                                                                                                      2001      2000       1999
                                                                                                    -------    -------   -------
   Net earnings .................................................................................   $34,243    $33,075   $21,412
                                                                                                    -------    -------   -------
   Weighted average shares outstanding for basic earnings per share .............................    14,904     15,169    15,247
   Effect of dilutive employee stock options ....................................................       643        911       474
                                                                                                    -------    -------   -------
   Weighted average shares outstanding for diluted earnings per share ...........................    15,547     16,080    15,721
                                                                                                    =======    =======   =======
   Basic earnings per share .....................................................................   $  2.30    $  2.18   $  1.40
                                                                                                    -------    -------   -------
   Diluted earnings per share ...................................................................   $  2.20    $  2.06   $  1.36
                                                                                                    -------    -------   -------

                        DATASCOPE CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                           Column A                                Column B             Column C             Column D     Column E
                         -----------                             ------------    -----------------------    ----------   ----------
                                                                                        Additions
                                                                                 -----------------------
                                                                                    (1)           (2)
                                                                                Charged to    Charged to    Deductions
                                                                  Balance at       Costs         Other         from      Balance at
                         Description                             Beginning of       and       Accounts--    Reserves--    Close of
                         -----------                                Period       Expenses      Describe      Describe      Period
                                                                 ------------   ----------    ----------    ----------   ----------
Year Ended June 30, 2001
Allowance for doubtful accounts..............................       $1,644         $ 34           $--        $328(A)       $1,350
                                                                    ======         ====           ===        =======       ======
Reserve for warranty costs...................................          640           --            --         290(A)          350
                                                                    ======         ====           ===        =======       ======
Year Ended June 30, 2000
Allowance for doubtful accounts..............................       $1,192         $567           $--        $115(A)       $1,644
                                                                    ======         ====           ===        =======       ======
Reserve for warranty costs...................................          640           --            --             --          640
                                                                    ======         ====           ===        =======       ======
Year Ended June 30, 1999
Allowance for doubtful accounts..............................       $1,078         $357           $--        $243(A)       $1,192
                                                                    ======         ====           ===        =======       ======
Reserve for warranty costs...................................          640           --            --             --          640
                                                                    ======         ====           ===        =======       ======

---------------
(A) Write-offs