Form 10-Q
period 2001-09-30
DATASCOPE CORP
filed 2001-11-14
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________to_____________

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

                                 (201) 391-8100
              (Registrant's telephone number, including area code)

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
                YES     X                                     NO

Number of Shares of Company's Common Stock outstanding as of
October 31, 2001:    14,766,835.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Results of Operations

         First quarter of fiscal 2002 compared to the corresponding period last year.

     Net Sales

         Net sales of $70.9 million in the first quarter of fiscal 2002 increased $2.6 million or 4% from $68.3 million last year.

              Sales of the Cardiac Assist / Monitoring Products segment increased $2.1 million or 4% to $52.3 million from $50.2 million.

                  Sales of Cardiac Assist products decreased 1% to $26.3 million. Sales of balloon catheters increased 3% as a result of continued growth and market penetration of the Profile 8 Fr. catheter which accounted for 62% of worldwide balloon catheter unit sales compared to 57% last year. Sales of intra-aortic balloon pumps declined 12% due to competitive evaluations and the continued consequence of unfilled sales territories in the U.S.

                  Patient Monitoring sales grew 9% to $26.0 million driven by higher sales of: (a) the company's new central station monitoring system, which utilizes telemetry that operates in protected medical bands, recently allocated by the FCC, (b) Accutorr(R) Plus noninvasive blood pressure monitors, and (c) Masimo pulse oximetry sensors. Customer demand for the Passport 2 portable bedside monitor continued strong.

              Sales of the Collagen Products / Vascular Grafts segment increased $0.5 million or 3% to $18.3 million from $17.8 million.

                  Sales of VasoSeal(R) arterial puncture sealing devices declined 4% to $12.7 million compared to $13.2 million last year, reflecting the continued intense competitive environment and slower than anticipated growth in productivity from the field sales organization.

                  As previously announced, Datascope has developed a new, proprietary collagen hemostat which it plans to incorporate into the company's approved delivery platforms: VasoSeal VHD and VasoSeal ES. In addition, Datascope has developed VasoSeal VHD in a 6 Fr. size, which will accommodate the shift in diagnostic procedures to 6 Fr. and below. The company believes the availability of a downsized product will increase VasoSeal penetration of the diagnostic catheterization market, which accounts for 80% of sales.

                  The company is currently conducting laboratory testing to support Pre-Market Approval (PMA) Supplements for these new products, and would expect to file applications early in the third quarter of the current fiscal year, subject to FDA acceptance of test results.

                  InterVascular sales increased 15% to $5.2 million, compared to $4.5 million last year, reflecting continued growth in international demand for InterGard(R) Silver, the world's first anti-microbial vascular graft.

                  During the quarter, the company notified the U.S. distributor for InterVascular that it will terminate their distribution agreement effective December 31, 2001. In January 2002, Datascope plans to begin selling InterVascular products through its own dedicated direct sales organization in the United States, currently being formed. By making this important investment to expand the InterVascular business, the company will also have unrestricted access to market its peripheral graft products in the U.S. for the first time. Peripheral grafts account for 60% of an estimated $90 million U.S. market for vascular grafts. In addition, Datascope will augment its direct selling entry to the U.S. market with the launch of its new heparin-coated line of InterGard grafts. InterVascular's InterGard Heparin products received FDA clearance in January 2001.

              The stronger U.S. dollar compared to major European currencies decreased total sales by approximately $0.4 million in the first quarter of fiscal 2002.

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 60.6% for the first quarter of fiscal 2002 compared to 59.5% for the corresponding period last year. The improvement in the gross profit margin was primarily attributable to manufacturing efficiencies and comparison to the depressed first quarter last year which included one-time costs related to a supply disruption.

     Research and Development (R&D)

         R&D expenses, as a percentage of sales, were 8.3% for the first quarter of fiscal 2002, compared to 9.2% for the corresponding period last year.

         R&D expenses were $5.9 million in the first quarter of fiscal 2002 compared to $6.3 million for the corresponding period last year. The reduced level of R&D expenses was primarily attributable to a more selective assessment of R&D projects, primarily in the Collagen Products and Patient Monitoring businesses, effective cost management in material procurement and outsourcing projects and staffing more productively.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales in the first quarter of fiscal 2002 remained unchanged from last year at 39.4%.

         SG&A expenses of $27.9 million in the first quarter of fiscal 2002 increased $1.0 million, or 4% primarily as a result of expenses associated with the VasoSeal field organization expansion, partially offset by lower corporate expenses.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $0.3 million in the first quarter of fiscal 2002.

     Restructuring Charges

         In the first quarter fiscal 2002, Datascope recorded a restructuring charge of $5.1 million pretax, equivalent to $3.2 million after tax or $0.21 per diluted share. The restructuring charge relates to cost reduction initiatives primarily associated with the VasoSeal and Cardiac Assist businesses which have experienced pressure on revenue growth due to competition. The restructuring charge included:

              o severance expenses, asset writedowns, and exit costs related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, the Netherlands

              o severance expenses for employee terminations in New Jersey facilities.

         The manufacture of VasoSeal products will be centralized in the Mahwah, New Jersey VasoSeal facility by the end of the third quarter, after which the Vaals facility will be closed and sold. The company recently received FDA clearance for manufacturing at the Mahwah facility, which also houses VasoSeal R&D, warehousing and administration.

         Headcount reductions, primarily in the Netherlands, totaled 110 people, or 8% of the company's worldwide employment. All of the New Jersey based employees left the Company effective September 30, 2001. The Vaals employees will leave the Company over the next six months. The workforce reductions will not have any significant impact on our operations.

         Cost savings from the restructuring program are expected to approximate $2.5 million in fiscal 2002 and $5.0 million annually.

     Other Income and Expense

         Interest income in the first quarter of $0.7 million, was $0.4 million or 40% lower compared to the first quarter last year. The decline in interest income in the first quarter was the result of a $25.1 million lower average portfolio balance and a decrease in the average yield from 6.1% to 5.4%.

         In the first quarter of fiscal 2001 we recorded a pretax gain of $593 thousand, or $0.02 per share after tax, from the sale of an underutilized facility in Oakland, New Jersey.

     Goodwill Amortization - Adoption of Recent Accounting Standard

         In the first quarter of fiscal 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Accounting for Goodwill and Other Intangible Assets." The company discontinued amortizing goodwill, which amounted to $179 thousand pre tax, equivalent to $0.01 per share after tax, in the first quarter of fiscal 2002. There was no impairment of goodwill based on appropriate testing and analysis.

     Income Taxes

         The consolidated effective tax rate was 25.3% for the first quarter of fiscal 2002 compared to 32.0% for the corresponding period last year. The lower tax rate in the first quarter of fiscal 2002 was primarily attributable to a higher proportion of expenses recorded in jurisdictions subject to a higher statutory tax rate. Excluding special items in both years, the effective tax rate in the first quarter fiscal 2002 was 31.5% compared to 31.4% for the comparable period last year.

     Net Earnings

         Net earnings were $3.3 million or $0.22 per diluted share in the first quarter of fiscal 2002 compared to $6.1 million, or $0.39 per diluted share last year.

         Excluding special items in both years, net earnings were $6.6 million or $0.43 per diluted share in the first quarter of fiscal 2002, compared to $5.7 million or $0.37 per diluted share for the corresponding period last year. The increased earnings primarily reflect higher gross margin from increased sales and greater expense control.

Liquidity and Capital Resources

     Working capital was $127.8 million at September 30, 2001, compared to $129.7 million at June 30, 2001. The current ratio was unchanged at 3.5:1. The decrease in working capital was primarily the result of a decrease in accounts receivable ($8.7 million) and an increase in accrued expenses ($1.7 million), primarily related to the restructuring charge.

     In the first quarter of fiscal 2002, cash provided by operations was $8.7 million compared to $10.7 million last year. The decline is primarily attributable to an increase in inventories. Net cash used in investing activities was $0.3 million, attributable to maturities of investments of $35.2 million, offset by $33.2 million purchases of investments and the purchase of $2.2 million of property, plant and equipment. Net cash used in financing activities was $8.0 million, due to stock repurchases of $6.3 million, stock option activity of $0.9 million and $0.7 million dividends paid.

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

Information Concerning Forward Looking Statements

     This Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including the possibility that market conditions may change, particularly as the result of competitive activity in the Cardiac Assist, Vascular Sealing and other markets served by the company, the company's dependence on certain suppliers for Patient Monitoring, Cardiac Assist and VasoSeal products and the company's ability to gain market acceptance for new products. Additional risks are that the company will not realize the expected savings from the restructuring program, the possibility that the company will not increase penetration of the diagnostic catheterization market with a downsized VasoSeal product, the possibility that the FDA will not accept current tests results of the new VasoSeal products, the possibility that the company will not achieve success through direct selling of InterVascular products in the U.S., the ability of the company to successfully introduce new products, continued demand for the company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

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

     As of September 30, 2001, we had a notional amount of $6.5 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). This Statement provides guidance on how to account and report for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect this statement to have a material impact on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). This statement provides guidance on accounting and reporting for long-lived assets to be held and used, disposed of by sale and disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect this statement to have a material impact on our financial statements.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                         Sept 30,           June 30,
                                                           2001               2001
                                                       --------------     --------------
Assets                                                  (unaudited)              (a)
Current Assets:
  Cash and cash equivalents                            $        5,872     $        5,545
  Short-term investments                                       32,684             32,669
  Accounts receivable less allowance for
    doubtful accounts of $1,216 and $1,350                     67,044             75,712
  Inventories                                                  61,652             55,261
  Prepaid expenses and other current assets                    12,086             12,472
                                                       --------------     --------------
      Total Current Assets                                    179,338            181,659

Property, Plant and Equipment, net of accumulated
   depreciation of $54,686 and $52,422                         91,017             90,634
Long-Term Investments                                          12,194             14,134
Other Assets                                                   25,560             23,908
                                                       --------------     --------------
                                                       $      308,109     $      310,335
                                                       ==============     ==============

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                     $       16,998     $       18,987
  Accrued expenses                                             15,935             14,211
  Accrued compensation                                         14,077             14,248
  Deferred revenue                                              4,539              4,498
                                                       --------------     --------------
      Total Current Liabilities                                51,549             51,944

Other Liabilities                                              14,733             14,913

Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                      --                 --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares; Issued and
    outstanding, 17,625 and 17,508 shares                         176                175
  Additional paid-in capital                                   69,883             69,148
  Treasury stock at cost, 2,861 and 2,713 shares              (83,383)           (77,038)
  Retained earnings                                           264,221            261,625
  Accumulated other comprehensive loss                         (9,070)           (10,432)
                                                       --------------     --------------
                                                              241,827            243,478
                                                       --------------     --------------
                                                       $      308,109     $      310,335
                                                       ==============     ==============


                 (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended
                                                       September 30,
                                              --------------------------------
                                                    2001               2000
                                              -------------       ------------

Net Sales                                     $      70,900       $     68,300
                                              -------------       ------------

Costs and Expenses:
  Cost of sales                                      27,906             27,662
  Research and development
    expenses                                          5,904              6,256
  Selling, general and
    administrative expenses                          27,947             26,940
  Restructuring charge                                5,132                 --
                                              -------------       ------------
                                                     66,889             60,858
                                              -------------       ------------

Operating Earnings                                    4,011              7,442

Other (Income) Expense:
  Interest income                                      (657)            (1,098)
  Interest expense                                       25                  2
  Other, net                                            180               (408)
                                              -------------       ------------
                                                       (452)            (1,504)
                                              -------------       ------------

Earnings Before Taxes on Income                       4,463              8,946

Taxes on Income                                       1,129              2,863
                                              -------------       ------------

Net Earnings                                  $       3,334       $      6,083
                                              =============       ============


Earnings Per Share, Basic                     $        0.23       $       0.41
                                              =============       ============
Weighted average common
   shares outstanding, Basic                         14,783             14,858
                                              =============       ============

Earnings Per Share, Diluted                   $        0.22       $       0.39
                                              =============       ============
Weighted average common
   shares outstanding, Diluted                       15,287             15,595
                                              =============       ============



                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      September 30
                                                             -------------------------------
                                                                  2001              2000
                                                             -------------     -------------
Operating Activities:
     Net cash provided by operating activities               $       8,670     $      10,680
                                                             -------------     -------------

Investing Activities:
     Capital expenditure                                            (2,238)           (3,562)
     Proceeds from sale of Oakland facility                             --             1,112
     Purchases of investments                                      (33,236)           (7,961)
     Maturities of investments                                      35,160             8,036
                                                             -------------     -------------
     Net cash used in investing activities                            (314)           (2,375)
                                                             -------------     -------------

Financing Activities:
     Treasury shares acquired under repurchase programs             (6,345)           (5,466)
     Exercise of stock options and other                              (909)             (288)
     Cash dividends paid                                              (739)             (596)
                                                             -------------     -------------
     Net cash used in financing activities                          (7,993)           (6,350)
                                                             -------------     -------------

     Effect of exchange rates on cash                                  (36)              127
                                                             -------------     -------------

Increase in cash and cash equivalents                                  327             2,082
Cash and cash equivalents, beginning of period                       5,545             3,138
                                                             -------------     -------------

Cash and cash equivalents, end of period                     $       5,872     $       5,220
                                                             =============     =============

Supplemental Cash Flow Information
     Cash (refunded) paid during the period for:
       Income taxes                                          $      (1,438)    $       1,223
                                                             -------------     -------------

     Non-cash transactions:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                  $       2,858     $       1,333
                                                             -------------     -------------



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

The consolidated balance sheet as of September 30, 2001 and the statements of consolidated earnings and cash flows for the three month periods ended September 30, 2001 and 2000 have been prepared by the Company, without audit. In our opinion, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the period ended September 30, 2001 are not necessarily indicative of a full year's operations.

We have reclassified certain prior year information to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                             ----------        ----------
                                             Sept 30,          June 30,
                                               2001              2001
                                             ----------        ----------
                   Materials                 $   28,437        $   24,550
                   Work in Process               11,197            10,185
                   Finished Goods                22,018            20,526
                                             ----------        ----------
                                             $   61,652        $   55,261
                                             ==========        ==========

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the three months ended September 30, 2001 were as follows:

                   Net earnings                                $    3,334
                   Foreign currency translation adjustments         1,362
                   Common stock and additional paid-in
                     capital effects of stock option activity         736
                   Cash dividends on common stock                    (738)
                   Purchases under stock repurchase plans          (6,345)
                                                               ----------
                   Total decrease in stockholders' equity     ($    1,651)
                                                               ==========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:


----------------------------------      ---------------------------------------      ---------------------------------------
For Three Months Ended                            September 30, 2001                           September 30, 2000
----------------------------------      ---------------------------------------      ---------------------------------------
                                           Net                      Per Share           Net                      Per Share
Basic EPS                                Earnings       Shares        Amount          Earnings       Shares        Amount
---------                               -----------   -----------   -----------      -----------   -----------   -----------
Earnings available to
   common shareholders                  $     3,334        14,783   $      0.23      $     6,083        14,858   $      0.41

Diluted EPS
Options issued to employees                      --           504         (0.01)              --           737         (0.02)
                                        -----------   -----------   -----------      -----------   -----------   -----------

Earnings available to
   common shareholders
   plus assumed conversions             $     3,334        15,287   $      0.22      $     6,083        15,595   $      0.39
                                        ===========   ===========   ===========      ===========   ===========   ===========


5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three month periods ended September 30, 2001 and 2000 our comprehensive income was as follows:

                                                                    -----------      -----------
                                                                       2001             2000
                                                                    -----------      -----------
                   Net earnings                                     $     3,334      $     6,083
                   Foreign currency translation
                      gain or (loss)                                      1,362           (1,642)
                                                                    -----------      -----------
                   Total comprehensive income                       $     4,696      $     4,441
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


                                                          Cardiac           Collagen
                                                          Assist /          Products /         Corporate
                                                         Monitoring         Vascular             and
                                                          Products           Grafts           Other (a)         Consolidated
                                                       --------------    ---------------    ---------------    ----------------
--------------------------------------------------
Three months ended September 30, 2001
--------------------------------------------------
Net sales to external customers                        $       52,310    $        18,314    $           276   $          70,900
                                                       --------------    ---------------    ---------------    ----------------
Operating earnings                                     $        6,058    $         2,855    $           230   $           9,143
                                                       --------------    ---------------    ---------------    ----------------

--------------------------------------------------
Three months ended September 30, 2000
--------------------------------------------------
Net sales to external customers                        $       50,189    $        17,849    $           262    $         68,300
                                                       --------------    ---------------    ---------------    ----------------
Operating earnings                                     $        3,201    $         3,419    $           822    $          7,442
                                                       --------------    ---------------    ---------------    ----------------

Reconciliation to consolidated earnings
   before income taxes :                                  2001               2000
--------------------------------------------------     --------------    ---------------
Consolidated operating earnings                        $        9,143    $         7,442
Interest income, net                                              632              1,096
Other (expense) income                                           (180)               408
Restructuring charges                                          (5,132)                --
                                                       --------------    ---------------
Consolidated earnings before taxes                     $        4,463    $         8,946
                                                       ==============    ===============

(a) Net sales of life science products by Genisphere are included within Corporate and Other.

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)


7.  Goodwill and Other Intangible Assets
    Early Adoption of Financial Accounting Standard No. 142

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. In accordance with the early adoption provision of this statement, we adopted SFAS No. 142 in the first quarter fiscal 2002. We discontinued the amortization of goodwill, amounting to $179 thousand pre-tax, or $0.01 per share after tax, and determined there is no impairment in the carrying value of our existing goodwill ($6.0 million).

The following table presents our earnings and earnings per share on a proforma basis (including special items in both years) as though goodwill amortization had not been recorded in the prior year.

                                                                     Three Months Ended
                                                                       September 30,
                                                             ---------------------------------
                                                                  2001              2000
                                                             ---------------    --------------
               Net earnings:
                     Reported  net earnings                  $         3,334    $        6,083
                     Add back goodwill amortization                       --               123
                                                             ---------------    --------------
                     Adjusted net earnings                   $         3,334    $        6,206
                                                             ===============    ==============


               Basic earnings per share:
                     Reported earnings per share             $          0.23    $         0.41
                     Goodwill amortization                                --    $         0.01
                                                             ---------------    --------------
                     Adjusted earnings per share             $          0.23    $         0.42
                                                             ===============    ==============


               Diluted earnings per share:
                     Reported earnings per share             $          0.22    $         0.39
                     Goodwill amortization                                --    $         0.01
                                                             ---------------    --------------
                     Adjusted earnings per share             $          0.22    $         0.40
                                                             ===============    ==============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

8.  Restructuring Charges

In the first quarter fiscal 2002, we recorded a restructuring charge of $5.1 million pre-tax, equivalent to $3.2 million after tax or $0.21 per diluted share. The restructuring charge relates to cost reduction initiatives primarily associated with the VasoSeal and Cardiac Assist businesses which have experienced pressure on revenue growth due to competition. The restructuring charge included:

   o severance expenses, asset writedowns and exit costs related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, The Netherlands, which will be closed and sold after the third quarter fiscal 2002. The Vaals employees will leave the Company over the next six months.

   o severance expenses for employee terminations in New Jersey facilities. All the New Jersey based employees left the Company effective September 30, 2001.

The workforce reductions of 110 people will not have any significant impact on our operations. A summary of the restructuring charges and remaining liability at September 30, 2001 is shown below.

                                                          Vaals Asset
                                                           Writedowns          Vaals             U.S.
                                                               and            Employee         Employee
                                                           Exit Costs        Severance        Severance           Total
                                                          --------------   ---------------  ---------------   --------------
Q1 Fiscal 2002 restructuring charges                      $        2,462   $         1,108  $         1,562   $        5,132
Utilized through September 30, 2001                                2,107                --               --            2,107
                                                          --------------   ---------------  ---------------   --------------
Remaining liability at September 30, 2001                 $          355   $         1,108  $         1,562   $        3,025
                                                          ==============   ===============  ===============   ==============

9. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). This statement provides guidance on how to account and report for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect this statement to have a material impact on our financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). This statement provides guidance on accounting and reporting for long-lived assets to be held and used, disposed of by sale and disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect this statement to have a material impact on our financial statements.

Part II:

    Item 1.   Legal Proceedings

              In the matter of Datascope Corp. v. Arrow International Inc., the suit was concluded when the United States District Court for the District of New Jersey granted Datascope Corp.'s June 2001 Motion for Summary Judgment on August 17, 2001.

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


         Dated:  November 14, 2001