Form 10-Q
period 2001-12-31
DATASCOPE CORP
filed 2002-02-14
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________

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
                YES     X                                     NO
                    --------                                     --------
Number of Shares of Company's Common Stock outstanding as of
January 31, 2002:    14,778,199.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Results of Operations

Second quarter and first six months of fiscal 2002 compared to the corresponding periods last year.

Net Sales

  Net sales of $78.3 million in the second quarter and $149.2 million in the first six months of fiscal 2002 increased 3% compared to the second quarter and first six months of fiscal 2001.

     Sales of the Cardiac Assist/Monitoring Products segment were $59.3 million compared to $55.7 million in the second quarter and $111.6 million in the first six months of fiscal 2002 compared to $105.9 million last year.

         In the second quarter of fiscal 2002 sales of Cardiac Assist products decreased 6% to $27.8 million, primarily attributable to a decline in revenue producing shipments of intra-aortic balloon pumps in the U.S. and a corresponding increase in non-revenue pump shipments linked to long-term, balloon catheter contracts. In the second quarter of fiscal 2002, international sales of Cardiac Assist products increased 5%. In the first six months of fiscal 2002 sales of Cardiac Assist products were $54.1 million compared to $56.0 million last year.

         In February 2002, Datascope plans to launch the Fidelity 8 Fr., a next generation intra-aortic balloon (IAB) that sets a new standard of performance. The new product makes it possible to obtain a high fidelity blood pressure waveform, makes insertion easier and provides greater pushability and trackability. The Fidelity 8 Fr. has a patented co-lumen construction with a central blood lumen that is substantially larger than any other 8 Fr. IAB. The larger lumen creates the high fidelity advantage when measuring pressure. In addition, the Fidelity product features a polymer shaft that requires 30% less insertion force and accepts the largest and most supportive guidewire of any 8 Fr. IAB.

         Patient Monitoring sales increased 20% over last year to $31.4 million, even after allowing for a relatively easy comparison with last year's weak quarter. Led by strong demand for Passport 2(R) portable bedside monitors, Datascope's leading monitoring product, all major monitoring products contributed to sales growth. Sales of Patient Monitoring products in the first six months of fiscal 2002 were $57.4 million compared to $49.8 million last year, for the same reasons discussed above.

     Sales of the Collagen Products / Vascular Grafts segment were $18.8 million compared to $20.1 million in the second quarter and $37.1 million in the first six months of fiscal 2002 compared to $37.9 million last year.

         Sales of VasoSeal(R) arterial puncture sealing devices declined 9% to $12.9 million from $14.2 million last year, reflecting continuing competitive market conditions and loss of market share. However, Datascope believes that new products and improvements relating to its VasoSeal product line currently in the regulatory or development pipeline will, upon release, significantly strengthen VasoSeal's competitive position in both the diagnostic and interventional markets. For the first six months of fiscal 2002 sales of VasoSeal were $25.6 million compared to $27.4 million for the corresponding period last year.

         International sales of InterVascular, Inc. increased 22% compared to last year's second quarter, reflecting continued strong demand in European markets. Total InterVascular sales in the second quarter, however, decreased 1% to $5.6 million as sales in the U.S. declined sharply because our distributor, whose termination became effective at the end of December 2001, placed no orders in the second quarter. As planned, Datascope began selling InterVascular products through its dedicated direct sales organization in the U.S. in January 2002. The direct sales market launch is off to a good start and the company is optimistic about its future growth opportunity in the $130 million U.S. market for vascular grafts. For the first six months of fiscal 2002 InterVascular sales were $11.0 million compared to $10.2 million last year, with the increase due to higher international sales.

  The slightly weaker U.S. dollar compared to major European currencies increased total sales by approximately $0.3 million in the second quarter of fiscal 2002. For the first six months of fiscal 2002, the stronger U.S. dollar decreased total sales by $0.1 million.

Gross Profit (Net Sales Less Cost of Sales)

  The gross profit percentage was 58.9% for the second quarter and 59.7% for the first six months of fiscal 2002, compared to 60.5% and 60.0% for the corresponding periods last year. The gross profit percentage in the second quarter and first six months of fiscal 2002 was primarily impacted by a less favorable sales mix, as a result of increased sales of lower margin patient monitoring products.

Research and Development (R&D)

  R&D expenses, as a percentage of sales, were 7.7% for the second quarter and 8.0% for the first six months of fiscal 2002, compared to 7.9% and 8.5% for the corresponding periods last year.

R&D expenses were $6.0 million in the second quarter and $11.9 million in the first six months of fiscal 2002 compared to $6.0 million and $12.3 million for the corresponding periods last year. The reduced level of R&D expenses in the first six months of fiscal 2002 was primarily impacted by a more selective assessment of R&D projects, primarily in Collagen Products and Patient Monitoring, effective cost management in material procurement, outsourcing projects and staffing more productively.

Selling, General & Administrative Expenses (SG&A)

  SG&A expenses, as a percentage of sales were 43.0% in the second quarter and 41.3% in the first six months of fiscal 2002 compared to 37.9% and 38.6% for the corresponding periods last year.

  SG&A expenses were $33.7 million in the second quarter and $61.6 million in the first six months of fiscal 2002 compared to $28.8 million and $55.8 million for the corresponding periods last year. The increase in SG&A expenses was primarily attributable to:
     o investment in building a U.S. direct field force for InterVascular, Inc.
     o filling open field sales positions and territory expansions in Cardiac Assist and Patient Monitoring
     o the impact from the earlier expansion of the VasoSeal U.S. field organization
     o   increased corporate expenses.

  The weaker U.S. dollar compared to major European currencies increased SG&A expenses by approximately $0.2 million in the second quarter of fiscal 2002. In the first six months of fiscal 2002, the stronger U.S. dollar decreased SG&A expenses by approximately $0.1 million.

Restructuring Charges

  In the first and second quarters of fiscal 2002, the company recorded restructuring charges totaling $11.4 million ($5.1 million in the first quarter and $6.3 million in the second quarter). The restructuring charges consisted of the following.

First Quarter

     o severance expenses, asset writedowns, and exit costs related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, the Netherlands, and

     o   severance expenses for employee terminations in New Jersey facilities.

  The manufacture of VasoSeal products will be centralized in the Mahwah, New Jersey VasoSeal facility by the end of the third quarter, after which the Vaals facility will be closed and sold. The company received FDA clearance for manufacturing at the Mahwah facility, which also houses VasoSeal R&D, warehousing and administration.

  Headcount reductions, primarily in the Netherlands, totaled 110 people, or 8% of the company's worldwide employment. All of the New Jersey based employees left the company effective September 30, 2001. The Vaals employees will leave the company over the next three months.

  Second Quarter
     o   workforce reductions in VasoSeal and Patient Monitoring
     o costs associated with discontinuing the coronary stent sales business in Europe, including the impairment of our investments in AMG and QualiMed, and
     o closure of an unprofitable Cardiac Assist direct sales operation in a European country.

  Based on the highly competitive stent market in Europe and an analysis of the future economic contributions of the stent business, the company decided to exit the coronary stent business. In conjunction with this decision, Datascope decided not to exercise the option to purchase the remaining 70% of the equity of AMG and QualiMed and to discontinue support to these businesses. As a consequence of these decisions and the resulting impact on the operations of AMG and QualiMed, the company determined that there has been an other than temporary decline in the value of these investments. As a result, the company has adjusted the carrying value of these investments to their net realizable value by writing off its 30% equity investment in these two companies. Datascope will continue to sell peripheral stent products in Europe through its subsidiary, InterVascular, Inc. The Cardiac Assist direct sales operation in a European country was closed because it was unprofitable. The company will distribute its Cardiac Assist products through a distributor in this country. The restructuring charge in the second quarter includes severance expenses for 41 people, or 3% of the company's worldwide employment. Substantially all of the terminated employees left the company effective December 31, 2001.

  The workforce reductions will not have any significant impact on our operations. The restructuring programs are expected to provide annual cost savings of approximately $10.0 million.

Other Income and Expense

  Interest income was $0.4 million in the second quarter compared to $0.9 million last year. The decline in interest income in the second quarter of fiscal 2002 was the result of a lower average portfolio balance (from $58.1 million to $34.8 million) and a decrease in the average yield from 6.1% to 4.3%. Interest income was $1.0 million in the first six months of fiscal 2002 compared to $2.0 million in the same period last year with the decrease due to the same reasons discussed above.

  In the first quarter of fiscal 2001 we recorded a pretax gain of $593 thousand, or $0.02 per share after tax, from the sale of an underutilized facility in Oakland, New Jersey.

Goodwill Amortization - Adoption of Recent Accounting Standard

  In the first quarter of fiscal 2002, the company adopted Financial Accounting Standards Board Statement No. 142, "Accounting for Goodwill and Other Intangible Assets." In accordance with the new accounting rules, the company discontinued amortizing goodwill, which amounted to $179 thousand pre tax, equivalent to $0.01 per share after tax, in the second quarter of fiscal 2002, and $358 thousand pre tax, equivalent to $0.02 per share after tax for the first six months of fiscal 2002. There was no impairment of goodwill based on appropriate testing and analysis.

Income Taxes

  The consolidated effective tax rate in the second quarter of fiscal 2002 was significantly impacted by expenses related to the restructuring programs that were not deductible for tax purposes, primarily in international businesses. Excluding special items in both years (the restructuring charges in fiscal 2002 and the gain on facility in fiscal 2001), the effective tax rate was 31.5% in the second quarter and first six months of fiscal 2002 compared to 32.0% and 31.8% for the comparable periods last year.

Net Earnings

  The second quarter of fiscal 2002 showed a net loss of $1.7 million or $0.12 per diluted share compared to net earnings of $8.2 million, or $0.53 per diluted share last year. The diluted loss per share shown in our press release dated January 23, 2002 of $0.11, inadvertently included an antidilutive effect of $0.01. According to generally accepted accounting principles, when the diluted earnings per share calculation is antidilutive (increases basic earnings per share or decreases basic loss per share), diluted earnings per share should be reported equal to basic earnings per share. Net earnings in the first six months of fiscal 2002 were $1.6 million or $0.11 per diluted share compared to $14.3 million or $0.92 per diluted share last year.

  Excluding special items in both years, net earnings were $4.5 million or $0.30 per diluted share in the second quarter and $11.1 million or $0.73 per diluted share in the first six months of fiscal 2002, compared to $8.2 million or $0.53 per diluted share and $13.9 million or $0.90 per diluted share for the corresponding periods last year. The decreased earnings were primarily attributable to slower sales growth, a lower gross margin percentage and increased SG&A expenses, as discussed above.

Liquidity and Capital Resources

  Working capital was $126.7 million at December 31, 2001, compared to $129.7 million at June 30, 2001. The current ratio was 3.7:1 compared to 3.5:1 at June 30, 2001. The decrease in working capital was primarily the result of a decrease in accounts receivable ($7.0 million) and cash and short term investments ($3.8 million), partially offset by a decrease in accounts payable ($7.5 million).

  In the first six months of fiscal 2002, cash provided by operations was $8.1 million compared to $5.5 million last year. The increase is primarily attributable to a decrease in accounts receivable. Net cash provided by investing activities was $5.6 million, attributable to maturities of investments of $54.7 million, offset by $44.9 million purchases of investments and the purchase of $4.2 million of property, plant and equipment. Net cash used in financing activities was $9.4 million, due to stock repurchases of $8.8 million and $1.5 million dividends paid, offset by stock option activity of $0.9 million.

  We believe our financial resources are sufficient to meet our projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected the company.

Euro Conversion

  As part of the European Economic and Monetary Union (EMU), a single currency
  (Euro) will replace the national currencies of most of the European countries in which we conduct our business. The conversion rates between the Euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999. During a transition period from January 1, 1999 to December 31, 2001 parties were able to settle transactions using either Euro or the participating country's national currency. The participating national currencies will be removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. Full conversion of all affected country operations to the Euro currency is expected to be completed by the time national currencies are removed from circulation.

  We are able to conduct business in both the Euro and national currencies on an as needed basis, as required by the European Union. The cost of software and business process conversion was not material to our financial condition or results of operations.

Information Concerning Forward Looking Statements

  This Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the possibility that market conditions may change, particularly as the result of competitive activity in the Cardiac Assist, Vascular Sealing and other markets served by the company, the company's dependence on certain suppliers for Patient Monitoring, Cardiac Assist and VasoSeal products and the company's ability to gain market acceptance for new products. Additional risks are the possibility that the company will not realize the expected savings from the restructuring programs, the possibility that the company's competitive position will not strengthen as a result of introducing the Fidelity 8 Fr. IAB, the possibility that new vascular sealing products and improvements relating to the VasoSeal product line will not strengthen the company's competitive position in both the diagnostic and interventional markets, the possibility that the company will not achieve success through direct selling of InterVascular products in the U.S., the ability of the company to successfully introduce new products, continued demand for the company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

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

  As of December 31, 2001, we had a notional amount of $8.8 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                         Dec 31,             June 30,
                                                                           2001                2001
                                                                     ---------------      ---------------
Assets                                                                (unaudited)                (a)
Current Assets:
  Cash and cash equivalents                                          $        9,594        $       5,545
  Short-term investments                                                     24,825               32,669
  Accounts receivable less allowance for
    doubtful accounts of $1,158 and $1,350                                   68,705               75,712
  Inventories                                                                58,183               55,261
  Prepaid expenses and other current assets                                  11,815               12,472
                                                                     ---------------      ---------------
      Total Current Assets                                                  173,122              181,659

Property, Plant and Equipment, net of accumulated
    depreciation of $56,880 and $52,422                                      91,553               90,634
Long-Term Investments                                                        12,130               14,134
Other Assets                                                                 23,145               23,908
                                                                     ---------------      ---------------
                                                                     $      299,950        $     310,335
                                                                     ===============      ===============

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                   $       11,515        $      18,987
  Accrued expenses                                                           19,370               14,211
  Accrued compensation                                                       11,440               14,248
  Deferred revenue                                                            4,099                4,498
                                                                     ---------------      ---------------
      Total Current Liabilities                                              46,424               51,944

Other Liabilities                                                            14,902               14,913

Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                                    --                   --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares;
    Issued, 17,704 and 17,508 shares                                            177                  175
  Additional paid-in capital                                                 72,011               69,148
  Treasury stock at cost, 2,925 and 2,713 shares                            (85,828)             (77,038)
  Retained earnings                                                         261,776              261,625
  Accumulated other comprehensive loss                                       (9,512)             (10,432)
                                                                     ---------------      ---------------
                                                                            238,624              243,478
                                                                     ---------------      ---------------
                                                                     $      299,950        $     310,335
                                                                     ===============      ===============


                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Six Months Ended                   Three Months Ended
                                                              December 31,                        December 31,
                                                   ------------------------------------------------------------------------
                                                         2001               2000                2001              2000
                                                   ----------------   ----------------     --------------    --------------
Net Sales                                          $       149,200    $       144,400      $      78,300     $      76,100
                                                   ----------------   ----------------     --------------    --------------
Costs and Expenses:
  Cost of sales                                             60,094             57,712             32,188            30,050
  Research and development
    expenses                                                11,896             12,304              5,992             6,048
  Selling, general and
    administrative expenses                                 61,645             55,788             33,698            28,848
  Restructuring charges                                     11,463                 --              6,331                --
                                                   ------------------------------------------------------------------------
                                                           145,098            125,804             78,209            64,946
                                                   ----------------   ----------------     --------------    --------------
Operating Earnings                                           4,102             18,596                 91            11,154
Other (Income) Expense:
  Interest income                                           (1,046)            (1,988)              (389)             (890)
  Interest expense                                              39                  9                 14                 7
  Other, net                                                   370               (381)               190                27
                                                   ------------------------------------------------------------------------
                                                              (637)            (2,360)              (185)             (856)
                                                   ----------------   ----------------     --------------    --------------
Earnings Before Taxes on Income                              4,739             20,956                276            12,010
Taxes on Income                                              3,110              6,706              1,981             3,843
                                                   ----------------   ----------------     --------------    --------------
Net Earnings (Loss)                                $         1,629    $        14,250      $      (1,705)    $       8,167
                                                   ================   ================     ==============    ==============

Earnings (Loss) Per Share, Basic                   $          0.11    $          0.96      $       (0.12)    $        0.55
                                                   ================   ================     ==============    ==============

Weighted average common
   shares outstanding, Basic                                14,778             14,827             14,773            14,796
                                                   ================   ================     ==============    ==============

Earnings (Loss) Per Share, Diluted                 $          0.11    $          0.92      $       (0.12)    $        0.53
                                                   ================   ================     ==============    ==============

Weighted average common
   shares outstanding, Diluted                              15,140             15,490             14,773            15,385
                                                   ================   ================     ==============    ==============



                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                      December 31
                                                                            ---------------------------------
                                                                                  2001               2000
                                                                            --------------     --------------
Operating Activities:
  Net cash provided by operating activities                                 $       8,105      $       5,455
                                                                            --------------     --------------

Investing Activities:
  Capital expenditures                                                             (4,221)            (5,924)
  Proceeds from sale of Oakland facility                                               --              1,112
  Purchases of marketable securities                                              (44,888)           (28,891)
  Maturities of marketable securities                                              54,737             36,842
                                                                            --------------     --------------
Net cash provided by investing activities                                           5,628              3,139
                                                                            --------------     --------------

Financing Activities:
  Treasury shares acquired under repurchase programs                               (8,790)            (6,484)
  Exercise of stock options and other                                                 840                319
  Cash dividends paid                                                              (1,478)              (596)
                                                                            --------------     --------------
  Net cash used in financing activities                                            (9,428)            (6,761)
                                                                            --------------     --------------

  Effect of exchange rates on cash                                                   (256)              (272)
                                                                            --------------     --------------

Increase in cash and cash equivalents                                               4,049              1,561
Cash and cash equivalents, beginning of period                                      5,545              3,138
                                                                            --------------     --------------

Cash and cash equivalents, end of period                                    $       9,594      $       4,699
                                                                            ==============     ==============

Supplemental Cash Flow Information
  Cash (refunded) paid during the period for:
     Income taxes                                                           $        (791)     $       7,792
                                                                            --------------     --------------

  Non-cash transactions:
     Net transfers of inventory to fixed assets
      for use as demonstration equipment                                    $       4,386      $       4,047
                                                                            --------------     --------------



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

The consolidated balance sheet as of December 31, 2001, the statements of consolidated earnings for the three and six month periods ended December 31, 2001 and 2000 and the statements of cash flows for the six month periods ended December 31, 2001 and 2000 have been prepared by the Company, without audit. In our opinion, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the period ended December 31, 2001 are not necessarily indicative of a full year's operations.

We have reclassified certain prior year information to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                              ---------------------------------
                                                Dec 31,              June 30,
                                                 2001                  2001
                                              ------------         ------------
                       Materials                  $24,811              $24,550
                       Work in Process              9,863               10,185
                       Finished Goods              23,509               20,526
                                              ------------         ------------
                                                  $58,183              $55,261
                                              ============         ============

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the six months ended December 31, 2001 were as follows:

                       Net earnings                                     $1,629
                       Foreign currency translation adjustments            920
                       Common stock and additional paid-in
                       capital effects of stock option activity          2,865
                       Cash dividends on common stock                   (1,478)
                       Purchases under stock repurchase plans           (8,790)
                                                                   ------------
                       Total decrease in stockholders' equity          ($4,854)
                                                                   ============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

---------------------------------      --------------------------------------------------------------------------------------
For Three Months Ended                            December 31, 2001                          December 31, 2000
---------------------------------      --------------------------------------------------------------------------------------
                                            Net                     Per Share              Net                     Per Share
Basic EPS                                Earnings       Shares        Amount            Earnings       Shares        Amount
---------                              ------------  ------------  ------------       ------------  ------------  -----------
Earnings (loss) available to
   common shareholders                     ($1,705)       14,773        ($0.12)            $8,167        14,796        $0.55

Diluted EPS
Options issued to employees                     --            --            --                 --           589        (0.02)
                                       ------------  ------------  ------------       ------------  ------------  -----------

Earnings (loss) available to
   common shareholders
   plus assumed conversions                ($1,705)       14,773        ($0.12)    (a)     $8,167        15,385        $0.53
                                       ============  ============  ============       ============  ============  ===========

---------------------------------      --------------------------------------------------------------------------------------
For Six Months Ended                              December 31, 2001                          December 31, 2000
---------------------------------      --------------------------------------------------------------------------------------
                                            Net                     Per Share              Net                     Per Share
Basic EPS                                Earnings       Shares        Amount            Earnings       Shares        Amount
---------                              ------------  ------------  ------------       ------------  ------------  -----------
Earnings available to
   common shareholders                      $1,629        14,778         $0.11            $14,250        14,827        $0.96

Diluted EPS
Options issued to employees                     --           362            --                 --           663        (0.04)
                                       ------------  ------------  ------------       ------------  ------------  -----------

Earnings available to
   common shareholders
   plus assumed conversions                 $1,629        15,140         $0.11            $14,250        15,490        $0.92
                                       ============  ============  ============       ============  ============  ===========

(a) The diluted loss per share shown in our press release dated January 23, 2002 of $0.11 inadvertently included an antidilutive effect of $0.01. According to generally accepted accounting principles, when the diluted earnings per share calculation is antidilutive, (increases basic earnings per share or decreases basic loss per share), diluted earnings per share should be reported equal to basic earnings per share.

5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three and six month periods ended December 31, 2001 and 2000 our comprehensive income was as follows:

                                                         Six Months Ended             Three Months Ended
                                                     --------------------------       --------------------------
                                                      12/31/01      12/31/00           12/31/01      12/31/00
                                                     ------------  ------------       ------------  ------------
         Net earnings (loss)                            $1,629       $14,250            ($1,705)       $8,167
         Foreign currency translation
           gain (loss)                                     920          (364)              (442)        1,278
                                                     ------------  ------------       ------------  ------------
         Total comprehensive income                     $2,549       $13,886            ($2,147)       $9,445
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

                                                            Cardiac          Collagen
                                                           Assist/          Products/         Corporate
                                                          Monitoring         Vascular            and
                                                           Products           Grafts           Other(a)        Consolidated
-----------------------------------------------------   --------------    --------------   --------------    ----------------
Three months ended December 31, 2001
-----------------------------------------------------
Net sales to external customers                               $59,302           $18,750             $248             $78,300
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $5,981            $1,461          ($1,020)             $6,422
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Three months ended December 31, 2000
-----------------------------------------------------
Net sales to external customers                               $55,720           $20,078             $302             $76,100
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $6,704            $3,699             $751             $11,154
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Six months ended December 31, 2001
-----------------------------------------------------
Net sales to external customers                              $111,613           $37,063             $524            $149,200
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                            $12,039            $4,094            ($568)            $15,565
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Six months ended December 31, 2000
-----------------------------------------------------
Net sales to external customers                              $105,909           $37,927             $564            $144,400
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $9,904            $7,119           $1,573             $18,596
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------------------------------------------------------------------------------
Reconciliation to consolidated earnings                           Six Months Ended                  Three Months Ended
    before income taxes :                                    12/31/01          12/31/00         12/31/01            12/31/00
-----------------------------------------------------   --------------    --------------   --------------    ----------------
Consolidated operating earnings                               $15,565           $18,596           $6,422             $11,154
Interest income, net                                            1,007             1,979              375                 883
Other (expense) income                                           (370)              381             (190)                (27)
Restructuring charges                                         (11,463)               --           (6,331)                 --
                                                        --------------    --------------   --------------    ----------------
Consolidated earnings before taxes                             $4,739           $20,956             $276             $12,010
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

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)


7.   Goodwill and Other Intangible Assets
     Early Adoption of Financial Accounting Standard No. 142

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. In accordance with the early adoption provision of this statement, we adopted SFAS No. 142 in the first quarter fiscal 2002. We discontinued the amortization of goodwill and determined there is no impairment in the carrying value of our existing goodwill ($4.1 million).

The following table presents our earnings and earnings per share on a proforma basis (including special items in both years) as though goodwill amortization had not been recorded in the prior year.

                                                        Six Months Ended              Three Months Ended
                                                          December 31,                   December 31,
                                                   -------------------------------------------------------------
                                                       2001            2000             2001            2000
                                                   ------------    ------------     -------------   ------------
Net earnings:
     Reported net earnings (loss)                       $1,629         $14,250           ($1,705)        $8,167
     Add back goodwill amortization                         --             246                --            123
                                                   ------------    ------------     -------------   ------------
     Adjusted net earnings (loss)                       $1,629         $14,496           ($1,705)        $8,290
                                                   ============    ============     =============   ============


Basic earnings per share:
     Reported earnings (loss) per share                  $0.11           $0.96            ($0.12)         $0.55
     Goodwill amortization                                  --            0.02                --           0.01
                                                   ------------    ------------     -------------   ------------
     Adjusted earnings (loss) per share                  $0.11           $0.98            ($0.12)         $0.56
                                                   ============    ============     =============   ============


Diluted earnings per share:
     Reported earnings (loss) per share                  $0.11           $0.92            ($0.12)         $0.53
     Goodwill amortization                                  --            0.02                --           0.01
                                                   ------------    ------------     -------------   ------------
     Adjusted earnings (loss) per share                  $0.11           $0.94            ($0.12)         $0.54
                                                   ============    ============     =============   ============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

8.  Restructuring Charges

In the first and second quarters of fiscal 2002, the company recorded restructuring charges totaling $11.4 million, ($5.1 million in the first quarter and $6.3 million in the second quarter). The restructuring charges consisted of the following.

First Quarter

  o severance expenses, asset writedowns and exit costs related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, The Netherlands and

  o  severance expenses for employee terminations in New Jersey facilities.

The manufacture of VasoSeal products will be centralized in the Mahwah, New Jersey VasoSeal facility by the end of the third quarter, after which the Vaals facility will be closed and sold. The company has received FDA clearance for manufacturing at the Mahwah facility. Headcount reductions totaled 110 people, or 8% of the company's worldwide employment. All of the New Jersey based employees left the Company effective September 30, 2001. The Vaals employees will leave the Company over the next three months.

Second Quarter

  o  workforce reductions in VasoSeal and Patient Monitoring

  o costs associated with discontinuing the coronary stent sales business in Europe, including the impairment of our investments in AMG and QualiMed, and

  o closure of an unprofitable Cardiac Assist direct sales operation in a European country.

Based on the highly competitive stent market in Europe and an analysis of the future economic contributions of the stent business, the Company decided to exit the coronary stent business. In conjunction with this decision, Datascope decided not to exercise the option to purchase the remaining 70% of the equity of AMG and QualiMed and to discontinue support to these businesses. As a consequence of these decisions, and the resulting impact on the operations of AMG and QualiMed, the company determined that there has been an other than temporary decline in the value of these investments. As a result, the company has adjusted the carrying value of these investments to their net realizable value by writing off its 30% equity investment in these two companies. Datascope will continue to sell peripheral stent products in Europe through its subsidiary, InterVascular, Inc. The Cardiac Assist direct sales operation in a European country was closed because it was unprofitable. The company will distribute its Cardiac Assist products through a distributor in this country. The restructuring charge in the second quarter includes severance expenses for 41 people, or 3% of the company's worldwide employment. Substantially all of the terminated employees left the company effective December 31, 2001.

The workforce reductions will not have any significant impact on our operations. A summary of the restructuring charges and remaining liability at December 31, 2001 is shown below.

                                                                                                CA Office
                                                         Vaals         U.S.          Stent        Closure
                                                         Plant       Workforce     Business      European
                                                      Exit Costs    Reductions    Exit Costs      Country        Total
                                                     ------------  ------------  ------------  ------------  ------------
Q1 Fiscal 2002 restructuring charges                      $3,570        $1,562            --            --        $5,132

Q2 Fiscal 2002 restructuring charges                         354           986         4,900            91         6,331
                                                     ------------  ------------  ------------  ------------  ------------
Total restructuring charges                                3,924         2,548         4,900            91        11,463

Utilized through December 31, 2001                         2,144           889         4,011            --         7,044
                                                     ------------  ------------  ------------  ------------  ------------
Remaining liability at December 31, 2001                  $1,780        $1,659          $889           $91        $4,419
                                                     ============  ============  ============  ============  ============

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

Part II:

  Item 4. Submission of Matters to a Vote of Security Holders.

          The annual meeting of shareholders of Datascope Corp. was held on December 11, 2001 and the following matters were voted upon:

          To approve the election of George Heller to serve as a Class I member of the Datascope Corp. board of directors until the 2004 annual meeting of shareholders and until the election and qualification of his successor.

                    For: 12,452,127             Withheld: 1,248,601

          To approve the election of Alan B. Abramson to serve as a Class I member of the Datascope Corp. board of directors until the 2004 annual meeting of shareholders and until the election and qualification of his successor.

                    For: 12,517,933             Withheld: 1,182,795

          To approve the election of William L. Asmundson to serve as a Class I member of the Datascope Corp. board of directors until the 2004 annual meeting of shareholders and until the election and qualification of his successor.

                    For: 12,517,633             Withheld: 1,183,095

          David Altschiller, Joseph Grayzel, M.D., Arno Nash and Lawrence Saper also continued to serve as members of the Datascope Corp. board of directors after the annual meeting.

          Proposal to approve the Datascope Corp. Amended and Restated 1995 Stock Option Plan.

                    For: 8,861,042              Against: 2,395,208

                    Abstain: 838,489            Broker Non-Votes: 1,605,989

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


Dated:  February 14, 2002