Form 10-Q
period 2002-03-31
DATASCOPE CORP
filed 2002-05-15
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

                                                OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ________________ to _______________

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
                YES     X                              NO
                       ---                                ---

Number of Shares of Company's Common Stock outstanding as of
April 30, 2002:    14,778,356.

                        Datascope Corp. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Results of Operations

     Third quarter and first nine months of fiscal 2002 compared to the corresponding periods last year.

     Net Sales

         Net sales of $81.4 million in the third quarter declined 1% compared to the third quarter last year. Net sales in the first nine months of fiscal 2002 increased 2%.

              Sales of the Cardiac Assist / Monitoring Products segment were $59.8 million compared to $59.5 million in the third quarter last year and $171.4 million in the first nine months of fiscal 2002 compared to $165.4 million last year.

                  Sales of Cardiac Assist products in the third quarter of fiscal 2002 were $27.6 million or 11% below the same period last year, primarily because U.S. sales of intra-aortic balloon pumps in the third quarter of last year benefited from a substantially higher level of trade-ins of discontinued pump models. In the first nine months of fiscal 2002 sales of Cardiac Assist products were $81.8 million compared to $86.9 million last year, with the decrease primarily attributable to lower sales of balloon pumps.

                  Datascope began marketing its next generation intra-aortic balloon catheter, the Fidelity 8 Fr., in February 2002 as planned. The Fidelity product is intended to replace the Profile 8 Fr. balloon catheter. After a favorable response from customers to an initial market release, in April 2002 the Company began ramping up the Fidelity market launch. By the end of the fourth fiscal quarter, the Company expects unit sales of Fidelity 8 Fr. to account for 20% of all Datascope balloon catheters.

                  Sales of Patient Monitoring products rose 12% to $32.2 million in the third quarter of fiscal 2002. The strong growth in sales reflects continued strong demand for the flagship Passport 2(R) monitor. Sales growth also reflects growing contributions from sales of wireless and wired central monitoring systems and from sales of Masimo SET pulse oximetry sensors that are linked to the growing installed base of Passport and Accutorr(R) monitors. Sales of Patient Monitoring products in the first nine months of fiscal 2002 were $89.6 million compared to $78.5 million last year, for the same reasons discussed above.

              Sales of the Collagen Products / Vascular Grafts segment were $21.4 million compared to $22.4 million in the third quarter last year and $58.4 million in the first nine months of fiscal 2002 compared to $60.4 million last year.

                  Sales of VasoSeal(R) arterial puncture sealing devices continued under pressure, decreasing 12% to $13.5 million in the third quarter of fiscal 2002, and 8% to $39.1 million in the first nine months of fiscal 2002.

                  The Company received FDA approval on March 7, 2002 of a PMA Special Supplement for a new technique for deploying both VasoSeal VHD and VasoSeal ES devices. Importantly, the new technique, called MHT, protects the mechanical seal produced by deployment of VasoSeal's collagen plug.

                  The early clinical experience with MHT, which included anticoagulated interventional patients and diagnostic patients at beta sites in Europe and the United States, is encouraging; MHT largely eliminates the previous need for postprocedure hold in order to achieve hemostasis. The introduction of MHT to the U.S. market began in mid-April 2002 and is planned to reach most existing accounts by the end of the fourth quarter. Over time, the Company believes that MHT could significantly bolster VasoSeal's competitive position.

                  During the third quarter the Company also submitted new product PMA Supplements for VasoSeal 4-5 Fr. and VasoSeal Elite. VasoSeal 4-5 Fr. is a downsized VHD model aimed at the growing market segment of 4 and 5 French diagnostic procedures. VasoSeal Elite embodies the new proprietary collagen hemostat whose development the Company has previously reported. The Elite PMA Supplement covers the VHD and ES VasoSeal models.

                  Sales of InterVascular, Inc. increased 11% to $7.5 million, reflecting continued strong demand in European markets for the InterGard(R) Silver anti-microbial graft. As planned, Datascope began selling InterVascular products through its dedicated direct sales organization in the U.S. in January 2002. InterVascular's direct selling entry to the U.S. market was augmented by the launch of the InterGard(R) Heparin coated graft line and the Company is encouraged by the positive responses to date from U.S. vascular surgeons. For the first nine months of fiscal 2002, InterVascular sales were $18.5 million compared to $17.0 million last year, with the increase due to higher international sales.

         The stronger U.S. dollar compared to major European currencies decreased total sales by approximately $0.6 million in the third quarter of fiscal 2002 and $0.8 million for the first nine months of fiscal 2002.

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 57.2% for the third quarter and 58.8% for the first nine months of fiscal 2002, compared to 60.4% and 60.2% for the corresponding periods last year. The reduced gross profit percentage in the third quarter and first nine months of fiscal 2002 was primarily attributable to a less favorable sales mix, as a result of increased sales of lower margin patient monitoring products and decreased sales of higher margin cardiac assist and VasoSeal products.

     Research and Development (R&D)

         R&D expenses, as a percentage of sales, were 8.5% for the third quarter and 8.2% for the first nine months of fiscal 2002, compared to 7.9% and 8.3% for the corresponding periods last year.

         R&D expenses were $6.9 million in the third quarter and $18.8 million in the first nine months of fiscal 2002 compared to $6.5 million and $18.8 million for the corresponding periods last year. The increased R&D expenses in the third quarter of fiscal 2002 was primarily attributable to new product development expenses in Patient Monitoring and InterVascular.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales were 38.3% in the third quarter and 40.3% in the first nine months of fiscal 2002 compared to 38.0% and 38.4% for the corresponding periods last year. SG&A expenses were $31.2 million in the third quarter and $92.8 million in the first nine months of fiscal 2002 compared to $31.2 million and $87.0 million for the corresponding periods last year. The increase in SG&A expenses in the nine month period was primarily attributable to:

             o investment in building a U.S. direct field force for InterVascular, Inc.

             o filling open field sales positions and territory expansions in Cardiac Assist and Patient Monitoring

             o the impact from the earlier expansion of the VasoSeal U.S. field organization.

         The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $0.4 million in the third quarter of fiscal 2002 and approximately $0.5 million in the first nine months of fiscal 2002.

     Restructuring Charges

         In the first and second quarters of fiscal 2002, the Company recorded restructuring charges totaling $11.4 million ($5.1 million in the first quarter and $6.3 million in the second quarter). The restructuring charges consisted of the following.

         First Quarter

              o severance expenses, asset write-downs, and exit costs related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, the Netherlands, and

             o severance expenses for employee terminations in New Jersey facilities.

         By the end of the fourth quarter, the manufacture of VasoSeal products will be centralized in the Mahwah, New Jersey VasoSeal facility. The Vaals facility was put up for sale at the end of April and will be formally closed by the end of the fourth quarter. The Company received FDA clearance for manufacturing at the Mahwah facility, which also houses VasoSeal R&D, warehousing and administration.

         Headcount reductions, primarily in the Netherlands, totaled 110 people, or 8% of the Company's worldwide employment. All of the New Jersey based employees left the Company effective September 30, 2001. Approximately 85% of the Vaals employees left the Company by the end of April and the remaining employees will be leaving by the end of June 2002.

         Second Quarter

            o     workforce reductions in VasoSeal and Patient Monitoring

            o costs associated with discontinuing the coronary stent sales business in Europe, including the resulting impairment of our investments in AMG and QualiMed, and

            o closure of an unprofitable Cardiac Assist direct sales operation in a European country.

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

Other Income and Expense

         Interest income was $0.4 million in the third quarter compared to $0.8 million last year. The decline in interest income in the third quarter of fiscal 2002 was the result of a lower average portfolio balance (from $53.3 million to $38.0 million) and a decrease in the average yield from 6.0% to 4.0%. Interest income was $1.4 million in the first nine months of fiscal 2002 compared to $2.8 million in the same period last year with the decrease due to the same reasons discussed above.

         In the first quarter of fiscal 2001 we recorded a pretax gain of $593 thousand, or $0.02 per share after tax, from the sale of an underutilized facility in Oakland, New Jersey.

     Goodwill Amortization - Adoption of Recent Accounting Standard

         In the first quarter of fiscal 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Accounting for Goodwill and Other Intangible Assets." In accordance with the new accounting rules, the Company discontinued amortizing goodwill, which amounted to $179 thousand pre tax, equivalent to $0.01 per share after tax, in the third quarter of fiscal 2002, and $537 thousand pre tax, equivalent to $0.03 per share after tax for the first nine months of fiscal 2002. There was no impairment of goodwill based on appropriate testing and analysis.

     Income Taxes

         In the third quarter of fiscal 2002, the consolidated effective tax rate was 31.5% compared to 31.2% for the third quarter last year. In the first nine months of fiscal 2002 the tax rate was 43.4% compared to 31.7% for the comparable period last year. The tax rate in the first nine months of fiscal 2002 was significantly impacted by expenses related to the restructuring programs in the first half of the year that were not deductible for tax purposes, primarily in international businesses. Excluding special items in both years, the effective tax rate was 31.5% in the first nine months of fiscal 2002 compared to 31.6% for the comparable period last year.

     Net Earnings

         Net earnings in the third quarter of fiscal 2002 of $6.0 million or $0.40 per diluted share compared to net earnings of $8.6 million, or $0.56 per diluted share last year. The decreased earnings were primarily attributable to lower sales, a reduced gross margin percentage and increased R&D expenses, as discussed above.

         Net earnings in the first nine months of fiscal 2002 were $7.7 million or $0.51 per diluted share compared to $22.9 million or $1.48 per diluted share last year. Excluding special items in both years, net earnings for the first nine months of fiscal 2002 were $17.1 million or $1.13 per diluted share compared to $22.5 million or $1.46 per diluted share in the first nine months last year. The decreased earnings were primarily attributable to lower sales, a reduced gross margin percentage and increased SG&A expenses, as discussed above.

Liquidity and Capital Resources

     Working capital was $118.4 million at March 31, 2002, compared to $129.7 million at June 30, 2001. The current ratio was 3.4:1 compared to 3:5:1 at June 30, 2001. The decrease in working capital was primarily the result of a decrease in cash and short term investments ($16.6 million), partially offset by a decrease in current liabilities ($2.8 million) and an increase in prepaid expenses and other current assets ($1.3 million).

     In the first nine months of fiscal 2002, cash provided by operations was $8.8 million compared to $5.3 million last year. The increase is primarily attributable to a decrease in accounts receivable and inventories. Net cash provided by investing activities was $1.1 million, attributable to maturities of investments of $66.3 million, offset by $60.0 million purchases of investments and the purchase of $5.2 million of property, plant and equipment. Net cash used in financing activities was $10.2 million, due to stock repurchases of $8.9 million and $2.2 million dividends paid, offset by stock option activity of $0.9 million.

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

Information Concerning Forward Looking Statements

     This Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the possibility that market conditions may change, particularly as the result of competitive activity in the Cardiac Assist, Vascular Sealing and other markets served by the Company, the Company's dependence on certain suppliers for Patient Monitoring, Cardiac Assist and VasoSeal products and the Company's ability to gain market acceptance for new products. Additional risks are the possibility that FDA will not approve PMA applications for new VasoSeal products, the possibility that the new technique for VasoSeal, MHT, will not significantly bolster VasoSeal's competitive position, the possibility that the Company will not achieve success through direct selling of InterVascular products in the U.S., the ability of the Company to successfully introduce new products, continued demand for the Company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

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

As of March 31, 2002, we had a notional amount of $7.8 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

Part II:

    Item 1.       Legal Proceedings.


                  By Opinion and Order dated April 1, 2002, the United States District Court for the District of New Jersey dismissed the federal court action commenced by David B. Shaev against Lawrence Saper, et al., Case No. 01-CV-3744. In dismissing the action, the Court held that Datascope's Proxy Statement dated October 27, 2000, did not contain materially false or misleading statements about the plan under which Mr. Saper received a bonus. The Court declined to exercise its supplemental jurisdiction over the remaining state law claims and dismissed the remainder of the action without prejudice. The New York state court action commenced by Mr. Shaev against Mr. Saper and others remains pending.

                  By notice of appeal dated April 23, 2002, Mr. Shaev appealed from each and every part of the Opinion and Order dismissing the Complaint.



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

                        Datascope Corp. and Subsidiaries
                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Nine Months Ended                   Three Months Ended
                                                               March 31,                           March 31,
                                                   ------------------------------------------------------------------------
                                                        2002                2001                2002              2001
                                                   ----------------   ----------------     --------------    --------------

Net Sales                                              $ 230,600         $ 226,600             $  81,400        $  82,200
                                                       ---------         ---------             ---------        ---------
Costs and Expenses:
  Cost of sales                                           94,961            90,240                34,867           32,528
  Research and development
    expenses                                              18,843            18,815                 6,947            6,511
  Selling, general and
    administrative expenses                               92,824            87,016                31,179           31,228
  Restructuring charges                                   11,463              --                    --               --
                                                       ---------         ---------             ---------        ---------
                                                         218,091           196,071                72,993           70,267
                                                       ---------         ---------             ---------        ---------
Operating Earnings                                        12,509            30,529                 8,407           11,933
Other (Income) Expense:
  Interest income                                         (1,440)           (2,800)                 (394)            (812)
  Interest expense                                            50                22                    11               13
  Other, net                                                 364              (211)                   (6)             170
                                                       ---------         ---------             ---------        ---------
                                                          (1,026)           (2,989)                 (389)            (629)
                                                       ---------         ---------             ---------        ---------
Earnings Before Taxes on Income                           13,535            33,518                 8,796           12,562
Taxes on Income                                            5,880            10,628                 2,770            3,922
                                                       ---------         ---------             ---------        ---------
Net Earnings                                           $   7,655         $  22,890             $   6,026        $   8,640
                                                       =========         =========             =========        =========

Earnings Per Share, Basic                              $    0.52         $    1.55             $    0.41        $    0.58
                                                       =========         =========             =========        =========

Weighted average common
   shares outstanding, Basic                              14,805            14,815                14,778           14,790
                                                       =========         =========             =========        =========

Earnings Per Share, Diluted                            $    0.51         $    1.48             $    0.40        $    0.56
                                                       =========         =========             =========        =========

Weighted average common
   shares outstanding, Diluted                            15,099            15,463                14,950           15,405
                                                       =========         =========             =========        =========


                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                        March 31,            June 30,
                                                                          2002                 2001
                                                                     ---------------      ---------------
Assets                                                                (unaudited)              (a)
Current Assets:
  Cash and cash equivalents                                          $        5,183       $        5,545
  Short-term investments                                                     16,391               32,669
  Accounts receivable less allowance for
    doubtful accounts of $1,149 and $1,350                                   75,798               75,712
  Inventories                                                                56,384               55,261
  Prepaid expenses and other current assets                                  13,771               12,472
                                                                     ---------------      ---------------
      Total Current Assets                                                  167,527              181,659

Property, Plant and Equipment, net of accumulated
    depreciation of $57,360 and $52,422                                      90,218               90,634
Long-Term Investments                                                        24,154               14,134
Other Assets                                                                 25,652               23,908
                                                                     ---------------      ---------------
                                                                     $      307,551       $      310,335
                                                                     ===============      ===============

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                   $       15,676       $       18,987
  Accrued expenses                                                           18,469               14,211
  Accrued compensation                                                       10,939               14,248
  Deferred revenue                                                            4,020                4,498
                                                                     ---------------      ---------------
      Total Current Liabilities                                              49,104               51,944

Other Liabilities                                                            15,087               14,913
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                                    --                   --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares;
    Issued, 17,706 and 17,508 shares                                            177                  175
  Additional paid-in capital                                                 72,071               69,148
  Treasury stock at cost, 2,928 and 2,713 shares                            (85,895)             (77,038)
  Retained earnings                                                         267,063              261,625
  Accumulated other comprehensive loss                                      (10,056)             (10,432)
                                                                     ---------------      ---------------
                                                                            243,360              243,478
                                                                     ---------------      ---------------
                                                                     $      307,551       $      310,335
                                                                     ===============      ===============


                             (a) Derived from audited financial statements See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                        March 31
                                                                            --------------------------------
                                                                                 2002              2001
                                                                            --------------    --------------
Operating Activities:
  Net cash provided by operating activities                                 $      8,827      $      5,281
                                                                            -------------     -------------

Investing Activities:
  Capital expenditures                                                            (5,171)           (8,355)
  Proceeds from sale of Oakland facility                                              --             1,112
  Purchases of investments                                                       (60,013)          (37,290)
  Maturities of investments                                                       66,271            50,656
                                                                            -------------     -------------
  Net cash provided by investing activities                                        1,087             6,123
                                                                            -------------     -------------

Financing Activities:
  Treasury shares acquired under repurchase programs                              (8,857)           (8,070)
  Exercise of stock options and other                                                899             1,079
  Cash dividends paid                                                             (2,217)           (2,076)
                                                                            -------------     -------------
  Net cash used in financing activities                                          (10,175)           (9,067)
                                                                            -------------     -------------

  Effect of exchange rates on cash                                                  (101)              325
                                                                            -------------     -------------

(Decrease) Increase in cash and cash equivalents                                    (362)            2,662
Cash and cash equivalents, beginning of period                                     5,545             3,138
                                                                            -------------     -------------

Cash and cash equivalents, end of period                                    $      5,183      $      5,800
                                                                            =============     =============

Supplemental Cash Flow Information
  Cash paid during the period for:
    Income taxes                                                            $      3,275      $     11,589
                                                                            -------------     -------------

  Non-cash transactions:
    Net transfers of inventory to fixed assets
      for use as demonstration equipment                                    $       5,925     $       5,868
                                                                            -------------     -------------



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

The consolidated balance sheet as of March 31, 2002, the statements of consolidated earnings for the three and nine month periods ended March 31, 2002 and 2001 and the statements of cash flows for the nine month periods ended March 31, 2002 and 2001 have been prepared by the Company, without audit. In our opinion, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that you read these condensed consolidated financial statements in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of a full year's operations.
We have reclassified certain prior year information to conform with the current year presentation.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                        ------------         ------------
                                          March 31,            June 30,
                                            2002                 2001
                                        ------------         ------------
             Materials                      $26,000              $24,550
             Work in Process                  9,265               10,185
             Finished Goods                  21,119               20,526
                                        ------------         ------------
                                            $56,384              $55,261
                                        ============         ============

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the nine months ended March 31, 2002 were as follows:

              Net earnings                                         $7,655
              Foreign currency translation adjustments                376
              Common stock and additional paid-in
              capital effects of stock option activity              2,925
              Cash dividends on common stock                       (2,217)
              Purchases under stock repurchase plans               (8,857)
                                                              ------------
              Total decrease in stockholders' equity                ($118)
                                                              ============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

---------------------------------      ------------------------------------------------------------------------------------
For Three Months Ended                             March 31, 2002                            March 31, 2001
---------------------------------      ------------------------------------------------------------------------------------
                                           Net                     Per Share          Net                       Per Share
Basic EPS                               Earnings       Shares        Amount           Earnings       Shares       Amount
---------
                                       ------------  ------------  ------------     ------------- ------------- -----------
Earnings available to
   common shareholders                      $6,026        14,778         $0.41            $8,640        14,790       $0.58

Diluted EPS
Options issued to employees                     --           172         (0.01)               --           615       (0.02)
                                       ------------  ------------  ------------     ------------- ------------- -----------

Earnings available to
   common shareholders
   plus assumed conversions                 $6,026        14,950         $0.40            $8,640        15,405       $0.56
                                       ============  ============  ============     ============= ============= ===========

---------------------------------      ------------------------------------------------------------------------------------
For Nine Months Ended                              March 31, 2002                            March 31, 2001
---------------------------------      ------------------------------------------------------------------------------------
                                           Net                     Per Share          Net                       Per Share
Basic EPS                               Earnings       Shares        Amount           Earnings       Shares       Amount
---------
                                       ------------  ------------  ------------     ------------- ------------- -----------
Earnings available to
   common shareholders                      $7,655        14,805         $0.52           $22,890        14,815       $1.55

Diluted EPS
Options issued to employees                     --           294         (0.01)               --           648       (0.07)
                                       ------------  ------------  ------------     ------------- ------------- -----------

Earnings available to
   common shareholders
   plus assumed conversions                 $7,655        15,099         $0.51           $22,890        15,463       $1.48
                                       ============  ============  ============     ============= ============= ===========

5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three and nine month periods ended March 31, 2002 and 2001 our comprehensive income was as follows:

                                                  Nine Months Ended           Three Months Ended
                                              --------------------------     ---------------------------
                                                3/31/02       3/31/01          3/31/02       3/31/01
                                              ------------  ------------     ------------- -------------
    Net earnings                                   $7,655       $22,890            $6,026        $8,640
    Foreign currency translation
      gain (loss)                                     376        (1,848)             (544)       (1,484)
                                              ------------  ------------     ------------- -------------
    Total comprehensive income                     $8,031       $21,042            $5,482        $7,156
                                              ============  ============     ============= =============

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

                                                           Cardiac          Collagen
                                                           Assist/          Products/        Corporate
                                                          Monitoring         Vascular           and
                                                           Products           Grafts          Other (a)        Consolidated
-----------------------------------------------------   --------------    --------------   --------------    ----------------
Three months ended March 31, 2002
-----------------------------------------------------
Net sales to external customers                               $59,816           $21,369             $215             $81,400
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $4,745            $1,808           $1,854              $8,407
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Three months ended March 31, 2001
-----------------------------------------------------
Net sales to external customers                               $59,517           $22,448             $235             $82,200
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                             $6,425            $4,769             $739             $11,933
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Nine months ended March 31, 2002
-----------------------------------------------------
Net sales to external customers                              $171,429           $58,432             $739            $230,600
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                            $16,784            $5,902           $1,286             $23,972
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------
Nine months ended March 31, 2001
-----------------------------------------------------
Net sales to external customers                              $165,426           $60,375             $799            $226,600
                                                        --------------    --------------   --------------    ----------------
Operating earnings                                            $16,329           $11,888           $2,312             $30,529
                                                        --------------    --------------   --------------    ----------------

-----------------------------------------------------------------------------------------------------------------------------
Reconciliation to consolidated earnings                          Nine Months Ended                   Three Months Ended
    before income taxes :                                     3/31/02           3/31/01          3/31/02             3/31/01
-----------------------------------------------------   --------------    --------------   --------------    ----------------
Consolidated operating earnings                               $23,972           $30,529           $8,407             $11,933
Interest income, net                                            1,390             2,778              383                 799
Other (expense) income                                           (364)              211                6                (170)
Restructuring charges                                         (11,463)               --               --                  --
                                                        --------------    --------------   --------------    ----------------
Consolidated earnings before taxes                            $13,535           $33,518           $8,796             $12,562
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

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)


7.   Goodwill and Other Intangible Assets
     Early Adoption of Financial Accounting Standard No. 142

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. In accordance with the early adoption provision of this statement, we adopted SFAS No. 142 in the first quarter fiscal 2002. We discontinued the amortization of goodwill and determined there was no impairment in the carrying value of our existing goodwill ($4.1 million).

The following table presents our earnings and earnings per share on a proforma basis (including special items in both years) as though goodwill amortization had not been recorded in the prior year.

                                                        Nine Months Ended             Three Months Ended
                                                            March 31,                     March 31,
                                                   -------------------------------------------------------------
                                                      2002          2001             2002             2001
                                                   ------------    ------------     -------------   ------------
Net earnings:
     Reported net earnings                              $7,655         $22,890            $6,026         $8,640
     Add back goodwill amortization                         --             369                --            123
                                                   ------------    ------------     -------------   ------------
     Adjusted net earnings                              $7,655         $23,259            $6,026         $8,763
                                                   ============    ============     =============   ============


Basic earnings per share:
     Reported earnings per share                         $0.52           $1.55             $0.41          $0.58
     Goodwill amortization                                  --            0.03                --           0.01
                                                   ------------    ------------     -------------   ------------
     Adjusted earnings per share                         $0.52           $1.58             $0.41          $0.59
                                                   ============    ============     =============   ============


Diluted earnings per share:
     Reported earnings per share                         $0.51           $1.48             $0.40          $0.56
     Goodwill amortization                                  --            0.03                --           0.01
                                                   ------------    ------------     -------------   ------------
     Adjusted earnings per share                         $0.51           $1.51             $0.40          $0.57
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

By the end of the fourth quarter, the manufacture of VasoSeal products will be centralized in the Mahwah, New Jersey VasoSeal facility. The Vaals facility was put up for sale at the end of April and will be formally closed by the end of the fourth quarter. The Company received FDA clearance for manufacturing at the Mahwah facility, which also houses VasoSeal R&D, warehousing and administration.

Headcount reductions, primarily in the Netherlands, totaled 110 people, or 8% of the Company's worldwide employment. All of the New Jersey based employees left the company effective September 30, 2001. Approximately 85% of the Vaals employees left the Company by the end of April and the remaining employees will be leaving by the end of June 2002.

Second Quarter

 o    workforce reductions in VasoSeal and Patient Monitoring

 o costs associated with discontinuing the coronary stent sales business in Europe, including the resulting impairment of our investments in AMG and QualiMed, and

 o closure of an unprofitable Cardiac Assist direct sales operation in a European country.

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

The workforce reductions will not have any significant impact on our operations. Severance accrued for terminated employees will be utilized by the end of fiscal 2003. A summary of the restructuring charges and remaining liability at March 31, 2002 is shown below.

                                                                                                CA Office
                                                        Vaals          U.S.         Stent        Closure
                                                        Plant       Workforce      Business      European
                                                     Exit Costs     Reductions    Exit Costs      Country        Total
                                                     ------------  ------------  ------------  ------------  ------------
Q1 Fiscal 2002 restructuring charges                      $3,570        $1,562            --            --        $5,132
Q2 Fiscal 2002 restructuring charges                         354           986         4,900            91         6,331
                                                     ------------  ------------  ------------  ------------  ------------
Total restructuring charges                                3,924         2,548         4,900            91        11,463
Utilized through March 31, 2002                            2,285         1,529         4,133            84         8,031
                                                     ------------  ------------  ------------  ------------  ------------
Remaining liability at March 31, 2002                     $1,639        $1,019          $767            $7        $3,432
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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). This statement provides guidance on accounting and reporting for long-lived assets to be held and used, disposed of by sale and disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect this statement to have a material impact on our financial statements.

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


Dated: May 15, 2002