Form 10-K
period 2002-06-30
DATASCOPE CORP
filed 2002-08-23
CIK 27096

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

               For the fiscal year ended June 30, 2002

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   The approximate aggregate market value of the common stock held by non-affiliates of the registrant as of August 7, 2002 was approximately
$296 million. As of August 7, 2002, there were 14,778,356 outstanding shares of the registrant's common stock.
                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated by reference in Items 10 through 13 of Part III of this Form 10-K.
===============================================================================

                               Table of Contents


                                                                            Page
                                                                            ----
                                     Part I
Item 1.    Business .....................................................     3
Item 2.    Properties ...................................................    13
Item 3.    Legal Proceedings ............................................    14
Item 4.    Submission of Matters to a Vote of Security Holders ..........    15
Item 4A.   Executive Officers of the Company ............................    15
                                     Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters .....................................................    16
Item 6.    Selected Financial Data ......................................    17
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................    26
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....    26
Item 8.    Financial Statements and Supplementary Data ..................    26
Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ....................................    26
                                    Part III
Item 10.   Directors and Executive Officers of the Registrant ...........    27
Item 11.   Executive Compensation .......................................    27
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management ..................................................    27
Item 13.   Certain Relationships and Related Transactions ...............    27
                                     Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K .........................................................    28

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

Item 1. Business.

Summary

   Datascope Corp. is a diversified medical device company that manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist/ Monitoring Products and Collagen Products/Vascular Grafts. Operating data for each segment for the last three fiscal years is set forth in footnote 9 to the Consolidated Financial Statements. Our products are distributed worldwide by direct sales employees and independent distributors. Originally organized as a New York corporation in 1964, we reincorporated in Delaware in 1989.

   Below is a summary of our four product lines:

   o Cardiac Assist. Datascope is a leader and pioneer in intra-aortic balloon
     (IAB) therapy (counterpulsation) and products including IAB pumps and catheters. The intra-aortic balloon system is used for the treatment of high-risk cardiac conditions resulting from ischemic heart disease and heart failure. Patients experiencing acute coronary syndromes such as acute myocardial infarction, cardiogenic shock and unstable angina may require IAB therapy to support and stabilize their cardiac status. IAB therapy is also used for high-risk patients who require revascularization procedures such as angioplasty or coronary artery bypass procedures including both on-pump and off-pump techniques.

   o Patient Monitoring. We manufacture and market a broad line of physiological monitors designed to provide for patient safety and management of patient care. Our monitors are capable of continuous and simultaneous measurement of many different vital signs. These monitors are used in operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms and magnetic resonance imaging, or MRI, units.

   o Collagen Products. Our collagen products and related technology are used to seal arterial puncture wounds and to stop bleeding after catheterization procedures. We manufacture and sell the VasoSeal line of vascular sealing devices. VasoSeal(R) VHD was the first vascular sealing device approved in the United States. The VasoSeal devices provide for reduced time to hemostasis of the arterial puncture wound, reduced time to ambulation, cost savings and increased patient satisfaction. Unlike many other vascular sealing products, VasoSeal works extravascularly, meaning that the sealing is accomplished on the outside of the artery and no foreign objects remain inside of the artery. In addition, the Collagen Products Division manufactures surgical hemostatic agents, under the brand name FirstStop, used to stop bleeding during surgery.

   o Vascular Grafts. Our InterVascular subsidiary markets and sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace diseased arteries. InterVascular also distributes peripheral vascular stents. Stents are used to treat vascular disease non-surgically.

   The following table shows the percentage of sales by major product line as a percentage of total sales for the last three years:

                                                           Fiscal Year Ended
                                                                June 30,
                                                          -------------------
                                                          2002    2001   2000
                                                          ----    ----   ----
      Cardiac Assist ..................................    36%    38%     39%
      Patient Monitoring ..............................    39%    35%     35%
      Collagen Products ...............................    17%    19%     19%
      Vascular Grafts .................................     8%     8%      7%


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

Balloon Angioplasty, also known as percutaneous transluminal coronary angioplasty (PTCA), is a nonsurgical method of clearing coronary and other arteries blocked by atherosclerotic plaque, fibrous and fatty deposits on the walls of arteries. A catheter with a balloon-like tip is threaded up from the arm or groin through the artery until it reaches the blocked area. The balloon is then inflated, flattening the plaque and increasing the diameter of the blood vessel opening. The arterial passage is thus widened or dilated. Balloon angioplasty has evolved to include direct coronary stenting in greater than 70% of angioplasty procedures to prevent recoil or abrupt closure of the artery post dilatation.

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

Intra-Aortic Balloon Pumps

   We manufacture and market the following intra-aortic balloon pumps:

    Product                   Features                          Significant Developments
    -------                   --------                          ------------------------
System 98XT    o  CardioSync(TM)(2) software with       o  United States and European market
                  improved algorithms to provide           introduction in December 2000
                  enhanced counterpulsation therapy
                                                        o  Japanese market introduction in July
               o  Faster pneumatics                        2001

               o  Further reduction in required user
                  intervention


System 98      o  Larger display                        o  Approval to distribute in Japan
                                                           received in March 1999
               o  Better automation
                                                        o  Distribution began in 1998 in the
               o  Features make balloon pumping therapy    United States and European Union
                  simpler to administer and faster to
                  initiate

System 97e     o  Uses CardioSync Software, which       o  Distribution began in 1998 worldwide
                  assists as many heartbeats as
                  possible in the presence of complex   o  Introduced in 1997 at the European
                  heart rhythms                            Society of Cardiology Conference

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

   In February 2002, Datascope launched its Fidelity(TM) intra-aortic balloon catheter. We believe that Fidelity provides superior performance to all other 8 French ("Fr.") catheters in the market. Fidelity also offers the largest central lumen (0.030) for consistent, clear arterial waveforms which results in better delivery of counterpulsation therapy for the patient and easier patient management for the healthcare provider. A new polymer design enables Fidelity to insert easily and navigate tortuous anatomies. Once inserted, physicians have the longest insertable length available on the market to ensure optimal balloon placement. Fidelity is available in 25cc, 34cc and 40cc balloon options.

   The Profile(TM) 8 Fr., launched in July 1998, was the first true 8 Fr. intra-aortic balloon catheter. The folded balloon membrane diameter is the same as the diameter of the catheter itself. Prior to introduction of the Profile 8
Fr., there was not an intra-aortic balloon catheter available that was small enough to fit through a standard 8 Fr. (2.64 mm) sheath used for the angioplasty/stent procedure. Use of the Profile 8 Fr. reduces possible vascular complications when compared to larger catheters. The Profile 8 Fr.
can also be inserted without a sheath. This combination of sheathless insertion and smaller sized catheter (8 Fr.) reduces the cross sectional area occupied by the catheter in the artery. This reduction results in less obstruction to blood flow around the outside of the catheter and a potential reduction in ischemic complications.

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

   o 24 hour clinical support

   o On-site training and education for all personnel involved with patient care

   o Comprehensive educational materials for hospital staff, patient and family

   o Consultative services to help hospitals maximize the goals of counterpulsation therapy within the hospital network

   o The Benchmark(R) Registry--a comprehensive registry database to assist hospitals worldwide in tracking and comparing outcomes of counterpulsation therapy administered to their patients. This enables our customers to demonstrate and measure the clinical benefits of the therapy

   Markets, Sales and Competition. Our cardiac assist products are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and community hospitals with cardiac catheterization laboratories. Our cardiac assist products have been sold, to a growing degree, to the broader range of community hospitals, where counterpulsation therapy is used for temporary support to the patient's heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open-heart surgery, can be conducted. Our main competitor for cardiac assist products is Arrow International, Inc.

   Patient Monitoring. We manufacture and market a broad line of physiological monitors designed to provide for patient safety and management of patient care. Our monitors are capable of continuous and simultaneous measurement of many different vital signs. Our monitors are used in operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms and MRI, or magnetic resonance imaging, units.

Patient Monitors

   Our line of patient monitors and their significant features are as follows:

   PASSPORT(R)2
   o Portable and bedside use with color or monochrome display and 6 traces
   o Built in power supply
   o Fold-away bed rail hook, battery and lightweight design ensures portability
   o Specialized graph trend of heart rate, respiration and pulse oximetry for neonatal applications
   o Oridion Microstream(R)(1) CO2 with unique FilterLines(R) that adapt to any patient for easy CO2 monitoring
   o Optional Arrhythmia and ST segment analysis
   o Masimo SET(R)(2) or Nellcor(R) Oxismart(R)(3) pulse oximetry
   o Telemetry or hardwire communications to our central stations
   o Anesthetic gas analysis through the Gas Module II


---------------
(1)   Microstream and FilterLines are registered trademarks of Oridion Medical
      Ltd.
(2)   Masimo SET is a registered trademark of Masimo Corporation.
(3)   Nellcor and Oxismart are registered trademarks of Mallinckrodt Inc.

   PatientNet(R)(1)
   o Central Station Monitoring system displays up to 16 patients on a single monitor
   o Telemetry system is WMTS (Wireless Medical Telemetry Service) compliant, operating on a dedicated hospital telemetry bandwidth in the 608-614 MHz range
   o Can support both instrument and ambulatory patient telemetry
   o Compatible with our Expert and Passport monitors
   o Patient information may be exported to hospital and clinical information systems
   o Employs access point technology which reduces the number of antenna required in older systems
   o SiteLink(R)1 option lets users view information on patients many miles away. This option allows for long distance consultation by clinicians at different hospital locations

   Accutorr(R) Plus
   o First non-invasive blood pressure monitor with an integrated patient database that automatically records up to 100 patient measurements
   o Measures pulse oximetry (or blood oxygen saturation), temperature and heart rate
   o Optional recorder module
   o Optional Masimo SET or Nellcor Oxismart Pulse Oximetry
   o Long life lithium ion battery technology for up to 8 hours run time

   EXPERT(R)
   o High-end, modular patient monitor
   o Compatible with our VISA and PatientNet central monitoring stations, in either hardwire or telemetry mode
   o Compatible with our Gas Module II gas measurement subsystem
   o Integrated patient monitoring system combines modular design with advanced monitoring features needed in operating rooms, advanced emergency departments, intensive care and critical care units

   MR Monitor
   o MRI equipment creates powerful magnetic fields that provide an incompatible environment for ordinary patient monitors
   o The MR monitor effectively measures vital signs of patients undergoing MRI procedures by incorporating state-of-the-art fiberoptic technology which is not affected by powerful magnetic fields

   Gas Module II
   o Anesthetic gas measurement subsystem
   o Monitors CO2, oxygen, nitrous oxide and all 5 inhalated anesthetic gases
   o Interfaces with the controls and displays of the Passport 2 monitor, for use in the growing out-patient surgery market
   o Interfaces with the controls and displays of the Expert monitor, for use in main hospital operating rooms

   Significant Developments

   In the past six years, we have expanded our patient monitoring product line:
   o Began shipment of Lithium Ion in the Accutorr Plus product in the first quarter of fiscal 2001
   o Began U.S. shipment of PatientNet Central Stations in the second quarter of fiscal 2001 and international shipments in the fourth quarter of fiscal 2001
   o Began international shipments of the Passport 2 in the first quarter and shipments in the U.S. market in the third quarter of fiscal 2000
   o Received FDA 510(k) clearance for the Passport 2 in January 2000
   o Began United States shipments of the Gas Module II in 1998
   o Began United States shipments of the Expert in fiscal 1998
   o Received FDA 510(k) clearance of our MR monitor in 1997 and began United States shipments in 1998
   o Introduced Accutorr Plus in international markets in fiscal 1996 and the United States market in fiscal 1998

---------------
(1)   PatientNet and SiteLink are registered trademarks of VitalCom, Inc.

   Markets, Sales and Competition. Our patient monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms and MRI units. The Passport 2 allows us to further penetrate into our primary patient monitoring markets and also to enter new markets, such as the Neonatal Intensive Care Unit. The PatientNet Central Station network has allowed us to take advantage of the recent FCC decision to open a dedicated hospital telemetry bandwidth operating in the 608-614MHz range.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our patient monitoring products. Our major competitors are Agilent Technologies (owned by Philips Electronics), G.E. Medical Systems and Datex.

   Collagen Products. Our vascular sealing products have revolutionized the technology that is used to seal arterial punctures to stop bleeding after catheterization procedures, such as balloon angioplasty, stenting and diagnostic angiography.

   We manufacture and market vascular sealing devices under two brand names, VasoSeal VHD and VasoSeal ES. These products can rapidly seal arterial punctures after procedures requiring catheterization. We believe that the VasoSeal line of vascular sealing products are a better choice for physicians because, unlike many other vascular sealing products, VasoSeal works extravascularly, meaning that the sealing is accomplished on the outside of the artery and no foreign objects remain inside of the artery. The Collagen Products Division also manufactures surgical hemostatic agents, under the brand name FirstStop, that are used to stop bleeding during surgery.

VasoSeal(R) VHD and VasoSeal(R) ES (Vascular Hemostasis Devices)

   We manufacture and market the VasoSeal VHD extravascular sealing device, which was the first device of its kind to be approved in the United States, and a second generation sealing device, known as VasoSeal ES. Prior to the introduction of VasoSeal VHD in 1995, the only way to stop bleeding to seal arterial puncture wounds after catheterization procedures was to supplement the body's natural process of blood clot formation through the use of manual compression or mechanical means such as a "C" clamp. The concept behind the VasoSeal device is simple and it does not involve prolonged compression. A soft collagen plug is placed between the puncture in the artery and the puncture wound in the skin. Sealing is accomplished on the outside of the artery. By design, no foreign objects remain inside of the artery. In addition, the use of our VasoSeal products permits immediate removal of the sheath used in certain coronary and radiology procedures, rather than leaving the sheath in place for prolonged periods of time.

   The VasoSeal ES device, introduced in the European Union in 1998 and in the United States in 1999, retains the proprietary, extravascular technology of our original VasoSeal device. However, the VasoSeal ES device features a "one-size-fits-all" (5 to 8 Fr.) design that eliminates the physician's need to measure skin-to-artery distance and the hospital's need to stock multiple sizes of the device. These features are made possible by VasoSeal ES's unique locator that provides an easier method for locating the arterial puncture site. VasoSeal ES is also the first vascular sealing device to have been approved by the FDA for use in patients with peripheral vascular disease, which represents a significant portion of the total patient population undergoing catheterization procedures.

   Advantages of VasoSeal

   VasoSeal devices offer the following advantages:

   o Reduces time to ambulation. Certain patients can be ambulated much faster, compared to conventional manual or mechanical compression. Faster ambulation can result in significant potential savings for hospitals because patients can be moved relatively quickly after catheterization procedures to lower cost areas in the hospital. Early ambulation lowers the use of human and material resources, which results in improved patient management within hospitals

   o Provides increased comfort and satisfaction for patients. Many patients receiving diagnostic or interventional procedures in hospitals are in poor health, elderly and/or have other medical problems which make it difficult for them to remain motionless or to lie flat for long periods of time. Pressure devices, sand bags and manual pressure holds normally associated with most hospitals' usual method of vascular closure causes further discomfort to these patients

   o Provides a major cost savings for hospitals by freeing up valuable recovery room beds

   o Is approved for use on patients diagnosed with peripheral vascular disease. As a result, VasoSeal can be used on more patients than other competitive devices

   o Allows the majority of diagnostic angiography patients to be ambulated safely within 1 hour after the procedure, compared with 4 to 6 hours under standard clinical practice, which involves manual compression for vascular closure

   o Approved for deployment by healthcare professionals other than physicians (nurses and technicians), providing a more cost-effective use of hospital resources

   Clinical Education and Support

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

   o Comprehensive educational materials for the staff and patient

   o Consultative services to help facilities identify and maximize the goals and objectives of vascular sealing

   Significant Developments

        Since 1993 we have achieved the following regulatory and marketing milestones in connection with our VasoSeal product line:

   o A new VasoSeal device, VasoSeal "Low Profile" (VHD), was approved by the FDA in June 2002. This device was specifically designed to seal the smaller punctures produced by 4 Fr. and 5 Fr. catheters. The use of these smaller catheters has significantly increased over the past two years

   o In Japan, VasoSeal VHD was cleared for reimbursement for certain interventional procedures by The Ministry of Health in January 2000

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

   The VasoSeal VHD device has received the following additional approvals from the FDA:

   o Approval received in April 2002 for a new VasoSeal VHD and ES deployment method, the "Modified Hold Technique," which offers the promise of improved VasoSeal results

   o Approval received in August 1999 to market the VasoSeal VHD for use in patients with peripheral vascular disease

   o Approval received in September 1997 for deployment of VasoSeal by nurses and technicians

   o Approval received in April 1997 for use after stent implantation

   o Approval received in December 1996 for use of VasoSeal in radiology procedures

   o Approval received in August 1996 for early ambulation in diagnostic angiography and delayed sheath pull interventional patients

   Markets, Sales and Competition. Our VasoSeal line of products is sold to both interventional cardiology and radiology labs, both in hospitals and in independent diagnostic facilities. Our VasoSeal products can also be used following stent implantation. Stents, which are devices that support the arterial wall, are implanted in over 70% of coronary and peripheral balloon angioplasty procedures in the United States.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with the VasoSeal VHD and VasoSeal ES devices. Our competitors are Abbott Laboratories (Perclose), St. Jude Medical (Angio-Seal), Vascular Solutions, Inc. (Duett), Sutura, Inc. (Super Stitch) and Marine Polymer Technologies (Syvek Patch).

   Vascular Grafts. Our InterVascular Inc. subsidiary manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace and bypass diseased arteries. InterVascular also began distribution of peripheral stents in Europe in late fiscal 2001. InterVascular began selling products through its dedicated direct sales organization in the U.S. in January 2002.

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

   InterGard(R) Woven Products

   o Designed primarily for use in thoracic aortic repair and open-heart surgery

   InterGard(R) Silver

   o World's only anti-microbial vascular graft

   o Designed to prevent post-operative infection of the graft, which occurs in between 2% and 5% of cases, by using the broad spectrum, anti-infective properties of silver, which is released from the surface of the graft onto surrounding tissues following implantation

   o Prosthetic graft infections are associated with high morbidity, including amputation and high mortality

   o Infection typically lengthens the hospital stay of a patient by up to 50 days, which results in a significant increase in cost

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

   o Collagen-coated patches used for repair of carotid and peripheral arteries

   o HemaCarotid patches also manufactured in Ultra Thin version

   Significant Developments

   In the last few years, we have expanded our vascular graft product line:

   o Aortic Arch and Hemabridge (specialty grafts for thoracic aorta repair and replacement) received FDA approval in March 2002

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

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our vascular graft products. Our major competitors are Boston Scientific, Vascutek, Gore and Impra, a subsidiary of C.R. Bard, Inc.

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

Research and Development

   We invested approximately $25.7 million in 2002, $24.4 million in 2001 and $24.4 million in 2000 on research and development of new products and the improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Our Marketing and Sales Organization

   Our products are sold throughout the world through our own direct sales organization and through independent distributors. Our worldwide direct sales organization employs approximately 440 people and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians on a continuing basis. Our sales are broadly based and no customer accounts for more than 10% of our total sales.

   We provide service and maintenance to purchasers of our products under warranty. After the warranty expires, we provide service and maintenance on a contract basis. We employ service representatives in the United States and Europe and maintain service facilities in the United States, The Netherlands, France, Germany and the United Kingdom. We conduct regional service seminars throughout the United States for our customers and their biomedical engineers and service technicians.

   International sales as a percentage of our total sales were 30% in 2002, 29% in 2001 and 29% in 2000. We have subsidiaries in the United Kingdom, France, Germany, Italy, Belgium, Spain and The Netherlands. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 9 to the Financial Statements for additional information with respect to our international operations and foreign currency exposures.

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

Employees

   We currently employ approximately 1,260 people. We believe our relationship with our employees is good.

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

   Under the Act, all medical devices are classified as Class I, Class II or Class III devices. In addition to the above requirements, Class II devices must comply with pre-market notification, or 510(k), regulations and with performance standards or special controls established by the FDA. Subject to certain exceptions, a Class III device must receive pre-market approval from the FDA before it can be commercially distributed in the United States. Our principal products are designated as Class II and Class III devices.

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

   We are also affected by laws and regulations concerning the reimbursement of our customers' costs incurred in purchasing our medical devices and products. Healthcare providers that purchase our medical devices and products generally rely on third-party payors, including the Centers for Medicare and Medicaid Services (CMS) which administers Medicaid and Medicare, and other types of insurance programs, to reimburse all or part of the cost of such devices. The laws and regulations in this area are constantly changing, and we are unable to predict whether, and the extent to which, we may be affected in the future by legislative or regulatory developments relating to the reimbursement of our medical devices and products.

   On August 1, 2000, CMS established a product-specific reimbursement system for devices used in the hospital outpatient setting that provided for reimbursement for VasoSeal ES and, as of October 1, 2000, for VasoSeal VHD. Effective April 1, 2001, CMS replaced the product-specific reimbursement system with a new system that provides reimbursement for specific types of devices, including vascular closure devices. VasoSeal VHD and ES devices are eligible for reimbursement under this new system as well. Effective April 1, 2002, CMS significantly reduced the reimbursement rate for all vascular closure devices. These special payments may continue until January 1, 2003.

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

Item 2. Properties.

   The following table contains information concerning our significant real property that we own or lease:

                                                                                                             Ownership or
                                                          General Character                                   Expiration
Location                                                 and Use of Property                                 Date of Lease
--------                                                 -------------------                                 -------------
Fairfield, New Jersey                75,000 sq. feet, used for Cardiac Assist facility and          Owned
                                     manufacturing of intra-aortic balloons

Hatfield, Pennsylvania               15,000 sq. feet, used for Genisphere research and              Leased (until 6/30/11)
                                     development, manufacturing and warehousing

Hoevelaken, The Netherlands          12,700 sq. feet, used for administrative offices and the       Owned
                                     European central warehouse

La Ciotat, France                    30,000 sq. feet, used by InterVascular for manufacturing       Owned--18,000 sq. feet
                                     and warehousing of vascular grafts and administrative          Leased--12,000 sq. feet (until
                                     offices                                                        5/30/07)

Mahwah, New Jersey                   130,000 sq. feet, used for:                                    Owned
                                     o Patient Monitoring facility--manufacturing and
                                       warehousing of patient monitoring products, research and
                                       development and administrative offices
                                     o Manufacturing of cardiac assist balloon pump systems

Mahwah, New Jersey                     90,000 sq. feet, used for:                                   Owned
                                     o Collagen Products facility--manufacturing, warehousing,
                                       research and development and distribution of collagen
                                       products and administrative offices
                                     o Warehousing, packaging and distribution of cardiac assist and InterVascular products

Montvale, New Jersey                 38,000 sq. feet, used for corporate and InterVascular          Owned
                                     headquarters

Vaals, The Netherlands               17,500 sq. feet, for sale and not used in current              Owned
                                     operations

   We also lease office space in the United States, England, France, Italy, Belgium and Germany. The facility in Vaals, The Netherlands, that was used in the manufacturing, warehousing and research and development for collagen products was closed in May 2002 and offered for sale. We believe that our facilities and equipment are in good working condition and are adequate for our needs.

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

   On July 21, 1999, we instituted patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. in the United Stated District Court, District of Minnesota. In that litigation, our complaint alleges that the manufacture, use and/or sale of Vascular Solutions' Duett device, infringes our United States Patent No. 5,725,498. We seek relief in the form of a preliminary and permanent injunction against the marketing and/ or sale of Vascular Solutions' Duett device. On August 19, 2002, the United States District Court for the District of Minnesota denied Vascular Solutions' motion for summary judgment and has granted our partial motion for summary judgment. The matter is scheduled to proceed to trial on the issue of damages.

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

   In August 2001, an action was filed in United States District Court for the District of New Jersey against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel, M.D., George Heller, Arno Nash and Datascope Corp. The Complaint alleges, inter alia, that the directors breached their duties of good faith and loyalty and that our October 27, 2000 proxy statement omitted material facts, was coercive and contained materially false and misleading statements. According to the Complaint, the proxy statement (i) was false insofar as it stated that we would receive a deduction for federal income tax purposes for Mr. Saper's bonus compensation, (ii) failed to disclose reasonable estimates of the bonuses payable and the number of persons eligible under the Management Incentive Plan and (iii) coercive insofar as it stated that we might grant
Mr. Saper a bonus if the Plan were not approved by the stockholders. The Complaint also alleges that the defendant directors (i) were negligent since they knew or should have known that the representations concerning the deductibility of Mr. Saper's bonus were false and misleading and (ii) breached their duties of loyalty and good faith by coercing the stockholders to vote for the plan and by approving the allegedly excessive payments to Mr. Saper. On April 1, 2002, the District Court granted our motion to dismiss the action, holding that the proxy statement did not contain materially false or misleading statements. The Court declined to exercise its supplemental jurisdiction over the remaining state law claims and dismissed those claims without prejudice. By notice of appeal dated April 23, 2002, Mr. Shaev appealed from each and every part of the Opinion and Order dismissing the Complaint. We believe that the claims in this action are wholly without merit and intend to defend this action vigorously.

   In September 1999, we terminated a distributor agreement with Biomed S.A. The agreement provided for the distribution of our cardiac products in Spain. In addition, we also started to market our cardiac products in Spain for ourselves. In July 2000, Biomed brought an action against us in Spain seeking to have the Spanish Court declare Biomed an exclusive distributor of our products. In October 2000, the Spanish Court ruled that Biomed was not an exclusive distributor of our products in Spain. Subsequent to that ruling, Biomed commenced a second action against us seeking damages and we have filed our answer. We believe, as in the first action, we will be successful in this action filed by Biomed.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2002.

Item 4A. Executive Officers of the Company.

   The following table sets forth the names, ages, positions and offices of our executive officers:

Name                                           Age                          Positions and Offices Presently Held
----                                           ---                          ------------------------------------
Lawrence Saper...........................       73      Chairman of the Board and Chief Executive Officer
Murray Pitkowsky.........................       71      Senior Vice President and Secretary
Fred Adelman.............................       49      Chief Accounting Officer and Corporate Controller
Nicholas E. Barker.......................       44      Vice President, Design
Gregory Cash.............................       45      Vice President; President InterVascular Inc.
James L. Cooper..........................       51      Vice President, Human Resources
Thomas Dugan.............................       44      Vice President, Business Development
Leonard S. Goodman.......................       58      Vice President, Chief Financial Officer and Treasurer
Donald Southard..........................       56      Vice President; President, Patient Monitoring Division
Paul J. Southworth.......................       58      Vice President; President, Cardiac Assist Division
S. Arieh Zak.............................       41      Vice President, Regulatory Affairs and Corporate Counsel

                                    PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

Market Information

   Our common stock is traded over-the-counter and is listed on the Nasdaq National Market. Our Nasdaq symbol is DSCP. The following table sets forth, for each quarter period during the last two fiscal years, the high and low sale prices as reported by The Nasdaq Stock Market, and the quarterly dividends per share declared by the Company.

   Fiscal Year                           High       Low      Dividends
   -----------                            ----       ---     ---------
   2001
    First Quarter                        $37.25     $31.13     $0.04
    Second Quarter                        37.43      30.81      0.05
    Third Quarter                         38.13      32.50      0.05
    Fourth Quarter                        46.47      34.06      0.05
   2002
    First Quarter                        $46.93     $34.22     $0.05
    Second Quarter                        40.75      31.50      0.05
    Third Quarter                         35.65      25.95      0.05
    Fourth Quarter                        34.21      25.74      0.05


   As of August 7, 2002, there were approximately 618 holders of record of our common stock.

Dividend Policy

   On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends. Our dividend policy is reviewed periodically.

Recent Sales of Unregistered Securities

   None.

Item 6. Selected Financial Data.

   The following table sets forth selected financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and related notes thereto on pages F-1 to F-25.

                         SELECTED FINANCIAL INFORMATION

Earnings Statement Data:
 (in thousands, except per share data)


                                                        Year Ended June 30,
                                       ------------------------------------------------------
                                         2002       2001        2000       1999        1998
                                         ----       ----        ----       ----        ----
Net sales..........................    $317,400   $312,800    $301,400   $271,500    $244,700
                                       --------   --------    --------   --------    --------
Cost of sales......................     133,532    125,030     119,665    106,646      96,024
Research and development...........      25,720     24,402      24,426     28,524      29,781
Selling, general and administrative     126,075    117,571     116,792    105,847      93,940
Special items (A)..................      11,463         --      (3,825)     3,429          --
                                       --------   --------    --------   --------    --------
                                        296,790    267,003     257,058    244,446     219,745
                                       --------   --------    --------   --------    --------
Operating earnings.................      20,610     45,797      44,342     27,054      24,955
Other (income) expense:
  Interest income..................      (1,891)    (3,669)     (3,659)    (3,342)     (4,972)
  Interest expense.................         137         51          21         29          25
  Other, net.......................         297       (176)        132        583         187
                                       --------   --------    --------   --------    --------
                                         (1,457)    (3,794)     (3,506)    (2,730)     (4,760)
                                       --------   --------    --------   --------    --------
Earnings before taxes on income....      22,067     49,591      47,848     29,784      29,715
Taxes on income....................       8,166     15,348      14,773      8,372       8,074
                                       --------   --------    --------   --------    --------
Net earnings.......................    $ 13,901   $ 34,243    $ 33,075   $ 21,412    $ 21,641
                                       ========   ========    ========   ========    ========
Earnings per share, Basic..........    $   0.94   $   2.30    $   2.18   $   1.40    $   1.37
Earnings per share, Diluted........    $   0.92   $   2.20    $   2.06   $   1.36    $   1.32
Dividends per share (B)............    $   0.20   $   0.19    $   0.12         --          --




Balance Sheet Data:
   (in thousands)                                       Year Ended June 30,
                                       ------------------------------------------------------
                                         2002       2001        2000       1999        1998
                                         ----       ----        ----       ----        ----
Total assets.......................    $316,022   $310,335    $295,326   $269,453    $253,171
Long-term debt.....................          --         --          --         --          --
Working capital....................     118,241    129,715     120,298    125,261     115,892
Stockholders' equity...............     250,978    243,478     227,286    214,295     201,406
Cash dividends.....................       2,956      2,805       1,809         --          --

---------------
(A) Special items include restructuring charges in fiscal 2002 (see Note 13 to Consolidated Financial Statements), gain on sale of technology in fiscal 2000 and restructuring charges in fiscal 1999.
(B) On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   The following table shows the comparison of net earnings and earnings per diluted share over the past three fiscal years.

                                                                         (Dollars in millions,
                                                                              except EPS)
                                                                        ----------------------
                                                                          Year ended June 30,
                                                                        ----------------------
                                                                         2002    2001     2000
                                                                         ----    ----     ----
      Net Earnings (1) ..............................................   $13.9    $34.2   $33.1
      Earnings per share, diluted (1) ...............................   $0.92    $2.20   $2.06


Comparison of Results--Fiscal 2002 vs. Fiscal 2001

Sales

   The following table shows sales by product line over the past three fiscal years.

                                                                       Sales by Product Line
                                                                       (Dollars in millions)
                                                                        Year ended June 30,
                                                                     -------------------------
                                                                      2002      2001     2000
                                                                      ----      ----     ----
      Cardiac Assist .............................................   $112.5    $119.0   $117.9
       % change from prior year                                          (5)%       1%       6%
       % of total sales                                                  36 %      38%      39%
      Patient Monitoring .........................................   $125.0    $110.7   $105.2
       % change from prior year                                          13 %       5%      10%
       % of total sales                                                  39 %      35%      35%
      Collagen Products ..........................................   $ 53.4    $ 58.8   $ 57.0
       % change from prior year                                          (9)%       3%      32%
       % of total sales                                                  17 %      19%      19%
      Vascular Grafts ............................................   $ 25.5    $ 23.3   $ 21.0
       % change from prior year                                          10 %      10%       2%
       % of total sales                                                   8 %       8%       7%
      Genisphere .................................................   $  1.0    $  1.0   $  0.3
       % change from prior year                                          --        --       --
       % of total sales                                                  --        --       --
      Total Sales ................................................   $317.4    $312.8   $301.4
       % change from prior year                                           1 %       4%      11%

---------------
(1) Net earnings and earnings per share in fiscal years 2002, 2001 and 2000 shown above include the following special items.

     Fiscal 2002 Restructuring charges of $9.5 million after tax or $0.63 per diluted share.

     Fiscal 2001 Gain on sale of underutilized facility of $356 thousand after tax or $0.02 per diluted share.

     Fiscal 2000 Gain on sale of technology of $2.5 million after tax or $0.16 per diluted share.

    Excluding the special items, net earnings and diluted earnings per share was $23.4 million or $1.55 per diluted share in fiscal 2002, $33.9 million or $2.18 per diluted share in fiscal 2001 and $30.6 million or $1.90 per diluted share in fiscal 2000.

   Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2002 increased 3% to $237.5 million from $229.7 million last year.

 Cardiac Assist

   Sales of Cardiac Assist products were $112.5 million, 5% below a year ago, primarily due to an exceptionally large number of pumps sold last year in the U.S. to replace discontinued pump models. The worldwide market for intra-aortic balloon catheters in fiscal 2002 remained essentially unchanged, as growth in international markets offset a decline in the U.S. market. Our strong worldwide market share also remained unchanged. Our new IAB catheter, the Fidelity 8 Fr., which was introduced in February 2002, continues to be well received by customers and accounted for 27% of all Datascope balloon catheter unit sales at the end of the fourth quarter, its first full quarter of sales. The Fidelity catheter is priced at a modest premium to the Profile catheter which it is intended to replace.

 Patient Monitoring

   Patient Monitoring sales rose 13% to a record $125.0 million for the year. This strong sales growth is primarily attributable to increased sales in the U.S. of wireless monitoring systems and a continued sharp gain in sales of Masimo SET pulse oximetry sensors. The new wireless systems use a protected radio band allocated for medical use by the Federal Communications Commission. Increased sales of Passport 2(R) portable monitors and Accutorr(R) Plus noninvasive blood pressure monitors also contributed to growth.

   Sales of the Collagen Products / Vascular Grafts segment were $78.9 million compared to $82.1 million last year.

 Collagen Products

   Sales of VasoSeal(R) arterial puncture sealing devices decreased 10% to $52.0 million, reflecting competitive market conditions and loss of market share. VasoSeal's new deployment technique called Modified Hold Technique, or MHT, introduced to the U.S. market in mid-April 2002, protects the mechanical seal created by deployment of VasoSeal's collagen plug, thereby largely eliminating the previous need for post-procedure hold in order to achieve hemostasis. The apparent usage of VasoSeal in those hospitals certified to practice MHT is running higher than usage prior to the introduction of MHT. Retraining physicians for MHT, however, has proved to be more difficult and time-consuming than previously anticipated and this has slowed the introduction of MHT to about 13% of hospitals purchasing VasoSeal at June 30, 2002. We believe that MHT will strengthen our competitive position over time as the training process continues and MHT is introduced to more physicians and hospitals.

   In the fourth quarter, we received the CE mark for VasoSeal Elite, the next generation of both the ES and VHD products, which embodies a new, proprietary hemostat that rapidly expands as it comes into contact with blood. Also in the fourth quarter, we received FDA approval for VasoSeal Low Profile, a downsized VHD model aimed at the growing market segment for 4 and 5 Fr. diagnostic procedures.

   Sales of collagen hemostats increased 35% to $1.4 million, primarily due to increased sales in international markets.

 Vascular Grafts

   Sales of InterVascular, Inc. increased 10% to $25.5 million, reflecting continued strong demand for the InterGard(R) Silver anti-microbial graft in international markets and the contribution from sales of peripheral stents. Total international sales increased 16% for the year. Sales in the U.S. declined 15% as the result of the termination, effective December 31, 2001, of InterVascular's former distributor, which placed no orders in the second quarter upon being notified of its termination. Datascope began selling InterVascular products through its dedicated direct sales organization in the U.S. in January 2002.

 Genisphere

   In fiscal 2002, Genisphere continued to pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies, and sales remained unchanged at $1.0 million. Investment spending for the development of the Genisphere business was approximately $1.5 million in fiscal 2002, compared to $1.0 million in the prior year.

   The stronger U.S. dollar compared to major European currencies decreased consolidated sales by approximately $0.3 million in fiscal 2002 compared to fiscal 2001.

Costs and Expenses

   The gross profit percentage was 57.9% for fiscal 2002 compared to 60.0% last year. The 2.1 percentage point decline was primarily attributable to a less favorable sales mix as a result of increased sales of lower margin patient monitoring products and decreased sales of higher margin cardiac assist and VasoSeal products.

   Research and development (R&D) expenses increased 5% to $25.7 million in fiscal 2002 compared to $24.4 million and increased as a percentage of sales to 8.1% in fiscal 2002 compared to 7.8% last year. The increased R&D expenses reflect our continued companywide focus on new product development and improvement of existing products. Spending on R&D reflects investment in new product development programs, regulatory compliance and clinical evaluations. The increase in R&D expenses were primarily attributable to new product development projects in the Patient Monitoring and Vascular Graft product lines.

   Selling, general and administrative expenses (SG&A) increased 7% to $126.1 million in fiscal 2002 compared to $117.6 million last year. As a percentage of sales, SG&A expenses were 39.7% in fiscal 2002 compared to 37.6% in fiscal 2001. The increase in SG&A expenses was primarily attributable to:

   o investment in building a U.S. direct field force for InterVascular, Inc.

   o filling open field sales positions and territory expansions in Cardiac Assist and Patient Monitoring.

   The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $0.2 million in fiscal 2002 compared to fiscal 2001.

Restructuring Charges

   In the first and second quarters of fiscal 2002, we recorded restructuring charges totaling $11.4 million ($5.1 million in the first quarter and $6.3 million in the second quarter). The restructuring charges consisted of the following.

   First Quarter

   o severance expenses, asset write-downs, and exit costs related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, the Netherlands, and

   o severance expenses for employee terminations in New Jersey facilities.

   By the end of the fourth quarter, the manufacture of VasoSeal was centralized in the Mahwah, New Jersey VasoSeal facility and the Vaals facility was formally closed and put up for sale. We received FDA clearance for manufacturing at the Mahwah facility, which also houses VasoSeal R&D, warehousing and administration.

   Headcount reductions, primarily in the Netherlands, totaled 110 people, or 8% of our worldwide employment. All of the New Jersey based employees left the Company effective September 30, 2001. All of the Vaals employees left the Company by the end of May 2002.

   Second Quarter

   o workforce reductions in VasoSeal and Patient Monitoring

   o costs associated with discontinuing the coronary stent sales business in Europe, including the resulting impairment of our investments in AMG and QualiMed, and

   o closure of an unprofitable Cardiac Assist direct sales operation in a European country.

   Based on the highly competitive stent market in Europe and an analysis of the future economic contributions of the stent business, we decided to exit the coronary stent business. In conjunction with this decision, we decided not to exercise the option to purchase the remaining 70% of the equity of AMG and QualiMed and to discontinue support to these businesses. As a consequence of these decisions and the resulting impact on the operations of AMG and QualiMed, we determined that there has been an other than temporary decline in the value of these investments. As a result, we adjusted the carrying value of these investments to their net realizable value by writing off our 30% equity investment in these two companies. We will continue to sell peripheral stent products in Europe through our subsidiary, InterVascular, Inc. The Cardiac Assist direct sales operation in a European country was closed because it was unprofitable. We will distribute our Cardiac Assist products through a distributor in this country. The restructuring charge in the second quarter includes severance expenses for 41 people, or 3% of our worldwide employment. Substantially all of the terminated employees left the Company effective December 31, 2001.

   The workforce reductions will not have any significant impact on our operations. The restructuring programs are expected to provide annual cost savings of approximately $10.0 million.

Interest Income

   Interest income for fiscal 2002 was $1.9 million compared to $3.7 million last year. The decline in interest income in fiscal 2002 was the result of a lower average portfolio balance (from $60.1 million to $39.8 million) and a decrease in the average yield from 6.0% to 4.4%.

Other Income

   During the first quarter of fiscal 2001, we recorded a pretax gain of $593 thousand, or $0.02 per share after tax, from the sale of an underutilized facility in Oakland, New Jersey.

Income Taxes

   In fiscal 2002 the tax rate was 37.0% compared to 30.9% for last year. The tax rate in fiscal 2002 significantly increased due to expenses related to the restructuring programs in the first half of the year that were not deductible for tax purposes, primarily in international businesses.

   The tax rate in both years was favorably impacted by the following:

   o the tax benefits from the Foreign Sales Corporation (FSC) and the Extraterritorial Income Exclusion (which replaced the FSC effective January 1, 2002)

   o income exempt from foreign corporate taxes (resulting from the implementation of an alternative tax planning strategy in fiscal 2001 for an international manufacturing facility that was tax exempt until January 31, 2000).

   Excluding the restructuring charge in fiscal 2002 and the special gain in fiscal 2001, the effective tax rate was 30.3% in fiscal 2002 compared to 30.8% last year.

Net Earnings

   Net earnings were $13.9 million or $0.92 per diluted share in fiscal 2002 compared to $34.2 million or $2.20 per diluted share last year. Excluding the restructuring charges recorded in fiscal 2002 and the special gain in fiscal 2001, net earnings were $23.4 million or $1.55 per diluted share compared to $33.9 million or $2.18 per diluted share last year. The decreased earnings in fiscal 2002 were primarily attributable to:

   o slower sales growth

   o a reduced gross margin percentage resulting primarily from reduced sales of higher margin products, and

   o increased SG&A and R&D expenses, as discussed above.

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

   As of June 30, 2002, we had a notional amount of $9.0 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

Comparison of Results--Fiscal 2001 vs. Fiscal 2000

Sales

   Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2001 increased 3% to $229.7 million.

 Cardiac Assist

   Sales of Cardiac Assist products increased 1% to $119.0 million. Sales of intra-aortic balloon pumps increased 5% as a result of strong customer demand for the System 98XT, our advanced performance balloon pump launched in the first quarter of fiscal 2001. Sales of balloon catheters decreased 1% while unit sales increased slightly. The Profile 8 Fr. catheter continued its strong growth and market penetration, accounting for 59% of worldwide balloon catheter unit sales compared to 53% in fiscal 2000.

 Patient Monitoring

   Patient Monitoring sales rose 5% to $110.7 million driven by strong growth of the Passport 2 portable bedside monitor and Accutorr Plus noninvasive blood pressure monitor. Also contributing to growth were increased sales of Masimo pulse oximetry sensors and new Central Station Monitoring Systems, which utilize recently introduced telemetry that operates across the full range of Federal Communications Commission protected medical bands.

   Sales of the Collagen Products / Vascular Grafts segment increased 5% in fiscal 2001 to $82.1 million.

 Collagen Products

   Sales of VasoSeal arterial puncture sealing devices increased 3% to $57.8 million, which reflects a decline in U.S. market share, due to intensified competition and slower than anticipated growth in productivity from our newly expanded field sales organization. We expanded the field sales organization, comprised of sales representatives and clinical specialists, by 35% in the second half of fiscal 2001.

 Vascular Grafts

   InterVascular sales increased 10% to $23.3 million, reflecting continued international demand for InterGard Silver, the world's first anti-microbial vascular graft, and a favorable comparison to the depressed prior year when our U.S. distributor reduced inventory.

 Genisphere

   In fiscal 2001, Genisphere continued to successfully pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies, and sales reached $1 million compared to $0.3 million in fiscal 2000. Investment spending for the development of the Genisphere business was approximately
$1 million in fiscal 2001.

   The stronger U.S. dollar compared to major European currencies decreased consolidated sales by approximately $4.5 million in fiscal 2001 compared to fiscal 2000.

Costs and Expenses

   The gross profit percentage was 60.0% for fiscal 2001 compared to 60.3% in fiscal 2000, with the slight decrease primarily attributable to lower average selling prices for certain patient monitoring products.

   Research and development (R&D) expenses remained unchanged at $24.4 million in fiscal 2001 compared to fiscal 2000, with increased development expenses for the VasoSeal and Cardiac Assist product lines being offset by lower development expenses in the Patient Monitoring product line. As a percentage of sales, R&D expenses were 7.8% in fiscal 2001 compared to 8.1% in fiscal 2000.

   Selling, general and administrative expenses (SG&A) increased 1% in fiscal 2001 compared to fiscal 2000 primarily as a result of higher selling and marketing expenses for the Patient Monitoring and Cardiac Assist product lines and the VasoSeal field organization expansion, partially offset by lower corporate expenses. As a percentage of sales, SG&A expenses were 37.6% in fiscal 2001 compared to 38.7% in fiscal 2000.

   The stronger U.S. dollar compared to major European currencies decreased SG&A expenses by approximately $2.9 million in fiscal 2001 compared to fiscal 2000.

   Our 30% equity investment in the AMG stent business continued to be modestly accretive in fiscal 2001. We had an option to purchase the remaining 70% of AMG and its allied development and manufacturing company until January 30, 2002. In the second half of fiscal 2001, we initiated distribution of AMG's proprietary coronary and peripheral stents primarily in France. Sales during fiscal 2001 were not material.

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

   o net effect of research and development credits.

Net Earnings

   Net earnings were $34.2 million or $2.20 per diluted share in fiscal 2001 compared to $33.1 million or $2.06 per diluted share in fiscal 2000. Excluding the special items recorded in fiscal 2001 and fiscal 2000, net earnings were $33.9 million or $2.18 per diluted share compared to $30.6 million or $1.90 per diluted share in fiscal 2000. The increased earnings in fiscal 2001 was attributable to higher gross margin from increased sales and tight expense control.

Liquidity and Capital Resources

   Working capital at June 30, 2002 was $118.2 million compared to $129.7 million at June 30, 2001. The current ratio was 3.4:1 compared to 3.5:1 at June 30, 2001. The decrease in working capital was primarily the result of a decrease in cash and short term investments ($16.8 million), partially offset by a decrease in current liabilities ($2.6 million).

   In fiscal 2002, cash provided by operations was $18.9 million, primarily attributable to net earnings and depreciation and amortization, partially offset by increased other assets and a decrease in accounts payable. Net cash used in investing activities was $7.1 million, primarily attributable to the purchase of $6.0 million of property, plant and equipment and $1.5 million equity investments. Net cash used in financing activities was $11.1 million, attributable to stock repurchases of $9.4 million and $3.0 million dividends paid, partially offset by $1.3 million cash received from exercise of stock options.

   We purchased about 233,000 of our common shares for approximately $9.4 million during fiscal year 2002.

   Working capital at June 30, 2001 was $129.7 million compared to
$120.3 million and the current ratio was 3.5:1 compared to 3.2:1 in fiscal 2000. Working capital was impacted primarily by: 1) increased accounts receivable, as a result of higher sales and an increase in days sales outstanding, and 2) increased inventory to support new product introductions and for critical patient monitoring and cardiac assist components.

   In fiscal 2001, cash provided by operations was $13.0 million, primarily attributable to net earnings and depreciation and amortization, partially offset by increased inventories and accounts receivable. Net cash provided by investing activities was $8.9 million, primarily attributable to maturities of marketable securities of $68.3 million, partially offset by purchases of marketable securities of $49.8 million and the purchase of $10.7 million of property, plant and equipment. Net cash used in financing activities was $19.8 million, attributable to stock repurchases of $21.8 million and $2.1 million dividends paid, partially offset by $4.0 million cash received from exercise of stock options.

   In fiscal 2000, cash provided by operations was $49.4 million, attributable to net earnings, depreciation and amortization and increased accounts payable and accrued liabilities. Net cash used in investing activities was $30.2 million, attributable to the purchase of $28.4 million of property, plant and equipment, primarily for the new Patient Monitoring and Collagen Products facilities in Mahwah, New Jersey, and a $2.5 million equity investment in AMG, and an allied company. Net cash used in financing activities was $20.7 million, attributable to stock repurchases of $24.2 million and $1.8 million dividends paid, offset by $5.3 million cash received from exercise of stock options.

   We believe that cash generated from operations and cash available under our credit facilities will be sufficient to meet our projected cash requirements.

   The moderate rate of current U.S. inflation has not significantly affected the Company.

Euro Conversion

   As part of the European Economic and Monetary Union (EMU), a single currency
(Euro) replaced the national currencies of most of the European countries in which we conduct our business. The conversion rates between the Euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999. During a transition period from January 1, 1999 to December 31, 2001 parties were able to settle transactions using either Euro or the participating country's national currency. The participating national currencies were removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. Full conversion of all affected country operations to the Euro currency was completed by the time national currencies were removed from circulation.

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

Critical Accounting Policies

   As discussed in Note 1 to the Consolidated Financial Statements, the Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management believes that the following are its critical accounting policies and estimates: pension plan actuarial assumptions and fair market valuation of reporting units for goodwill impairment testing.

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

   In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets," ("SFAS No. 142"). The Company discontinued amortizing goodwill, which amounted to $716 thousand pre tax, equivalent to $0.03 per share after tax, in fiscal 2002. There was no impairment of goodwill based on appropriate testing and analysis.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The adoption of this statement is required in fiscal year 2003 and it is not expected to have a significant impact on our financial statements.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and a portion of APB Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single model for the accounting of asset impairments and disposals for assets held for use, assets held for sale and reporting of discontinued operations. The adoption of this statement is required in fiscal year 2003 and is not expected to have a significant impact on our financial statements.

    In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 establishes guidance on the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or with exit (or restructuring) activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS No. 146 nullifies Issue 94-3 in its entirety. Statement 146 requires that a liability for all costs be recognized when the liability is incurred and establishes a fair value objective for initial measurement of the liability. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on our financial statements.

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

   As of June 30, 2002, we had a notional amount of $9.0 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

Item 8. Financial Statements and Supplementary Data.

   See Financial Statements following Item 14 of this Annual Report on Form 10-
K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

   Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2002 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2002 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2002 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

   The following table provides information as of June 30, 2002 about our Common Stock that may be issued under our existing equity compensation plans upon the exercise of stock options or otherwise.


                      Equity Compensation Plan Information


                                                                                               Number of securities
                                             Number of securities                            remaining available for
                                                 to be issued          Weighted-average       future issuance under
                                               upon exercise of       exercise price of     equity compensation plans
                                             outstanding options,    outstanding options,     (excluding securities
Plan category                                 warrants and rights    warrants and rights     reflected in column (a))
 -----------------------------------------   --------------------    --------------------   -------------------------
                                                      (a)                    (b)                       (c)
Equity compensation plans approved by
  security holders (1)....................         2,383,496               $31.32                   1,001,029
Equity compensation plans not approved by
  security holders (1)....................           106,500(2)            $22.14                      13,221(3)
                                                   ---------                                        ---------
   Total .................................         2,489,996               $30.93                   1,014,250

---------------
(1) See footnote 8 to the Consolidated Financial Statements for a description of our stock option plans, the compensation plan for non-employee directors and other option grants to directors.
(2) Includes grants of options to consultants to purchase up to 81,500 shares of our Common Stock. These options have terms ranging from 5 to 10 years, with exercise prices ranging from $18.25 to $39.45. Some of these options vest over time or upon the occurrence of specified events.
(3) Represents shares of common stock reserved for future issuance under the compensation plan for non-employee directors.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2002 pursuant to Regulations 14A of the Securities Exchange Act of 1934.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)  1. Financial Statements

   Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:


                                                                         Page
                                                                         ----
Report of Independent Auditors ....................................       F-1
Consolidated balance sheets--June 30, 2002 and 2001 ...............       F-2
Statements of consolidated earnings--Years ended June 30, 2002,
  2001 and 2000....................................................       F-3
Statements of consolidated stockholders' equity--Years ended
  June 30, 2002, 2001 and 2000.....................................       F-4
Statements of consolidated cash flows--Years ended June 30, 2002,
  2001 and 2000....................................................       F-5
Notes to consolidated financial statements ........................   F-6 - F-25
   2. Financial Statement Schedules
Schedule II--Valuation and Qualifying Accounts ....................       S-1


   All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

   3. Exhibits

Exhibit No.                              Document Description
  -----------                            --------------------
  3.1         Restated Certificate of Incorporation as filed with the Secretary of
              State of the State of Delaware on October 30, 1989, incorporated by reference as Exhibit 3.1 to the registrant's Registration Statement on
              Form 8-B, filed with the Commission in January 1990 (the "Form 8-B").
  3.2         By-Laws, incorporated by reference to Exhibit 3.2 to the Company's Annual
              Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-
              K").
  4.1         Specimen of certificate of Common Stock, incorporated by reference to
              Exhibit 4.2 to the Form 8-B.
  4.2         Form of Certificate of Designations of the Company's Series A Preferred
              Stock, incorporated by reference to Exhibit 2.2 to the Company's
              Registration Statement on Form 8-A, filed with the Commission on May 31,
              1991 (the "Form 8-A").
  4.3         Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2.1 to the Form 8-A.
  4.4         Form of Amendment to Rights Agreement, dated May 24, 2000, between the
              Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2 to the Form 8-A/A, filed with the Commission on
              June 1, 2000.
 10.1         Datascope Corp. 1981 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2.1 to the Form 8-B.
 10.2         Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the
              quarter ended December 31, 1997 (the "2Q 1997 10-Q").
 10.3         Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to
              Exhibit 10.2 to the 2Q 1997 10-Q.
 10.4         Datascope Corp. Annual Incentive Plan, incorporated by reference to
              Exhibit 10.3 to the 2Q 1997 10-Q.
 10.5         Datascope Corp. Compensation Plan for Non-Employee Directors,
              incorporated by reference to Exhibit 10.4 to the 2Q 1997 10-Q.
 10.6         Employment Agreement, dated July 1, 1996, by and between the Company and
              Lawrence Saper, incorporated by reference to Exhibit 10.8 to the Annual
              Report on Form 10-K for the fiscal year ended June 30, 1997.

 Exhibit No.                             Document Description
  -----------                            --------------------
     10.7     Split-Dollar Agreement, dated July 25, 1994, by and among the Company,
              Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees
              of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K
              for fiscal year ended June 30, 1996 (the "1996 10-K").
     10.8     Modification Agreement, dated July 25, 1994, by and among the Company,
              Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees
              of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.16 to the 1996 10-K.
     10.9     Assignment, dated July 25, 1994, by Carol Saper, Daniel Brodsky and Helen
              Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of
              Metropolitan Life Insurance Company Insurance Policy No. 940 750 122UM in
              favor of the Company, incorporated by reference to Exhibit 10.17 to the
              1996 10-K.
    10.10     Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and
              Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of
              Security Mutual Life Insurance Company of New York Insurance Policy No.
              11047711 in favor of Datascope Corp., incorporated by reference to
              Exhibit 10.18 to the 1996 10-K.
    10.11     Stock Option Agreement between the Company and William E. Cohn, incorporated by reference to Exhibit 4.1 of the Registration Statement on
              Form S-8, filed with the Commission on June 20, 2000 (the "June 20, 2000
              Form S-8").
    10.12     Stock Option Agreement between the Company and Thor W. Nilsen, incorporated by reference to Exhibit 4.2 of the June 20, 2000 Form S-8.
    10.13     Stock Option Agreement between the Company and Robert Getts, Ph.D., incorporated by reference to Exhibit 4.3 of the June 20, 2000 Form S-8.
    10.14     Stock Option Agreement between the Company and Robert Getts, Ph.D., James
              Kadushin and William Ohley, Ph.D., incorporated by reference to Exhibit
              4.4 of the June 20, 2000 Form S-8.
    10.15     Stock Option Agreement between the Company and Arno Nash and Alan
              Abramson, incorporated by reference to Exhibit 4.5 of the June 20, 2000
              Form S-8.
    10.16     Stock Option Agreement between the Company and Gerald Zemel, M.D. and
              Charles Brown, M.D., incorporated by reference to Exhibit 4.6 of the
              June 20, 2000 Form S-8.
    10.17     Stock Option Agreement between the Company and David Altschiller, incorporated by reference to Exhibit 4.7 of the June 20, 2000 Form S-8.
    10.18     Amendment to Employment Agreement, dated as of May 30, 2000, by and between Datascope Corp. and Lawrence Saper, incorporated by reference as to Exhibit 10.22 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2000.
    10.19*    Series G Preferred Stock Purchase Agreement, dated as of September 14,
              2001, by and between Masimo Corporation and Datascope Corp.
    10.20*    Second Amendment to Employment Agreement, dated as of October 31, 2001, by and between Datascope Corp. and Lawrence Saper.
    10.21     Stock Option Agreement between the Company and William L. Asmundson, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed with the Commission on December 19, 2001 (the
              "December 19, 2001 Form S-8").
    10.22     Stock Option Agreement between the Company and Jorgen K. Winther, incorporated by reference to Exhibit 10.2 of the December 19, 2001 Form
              S-8.
    10.23*    Third Amendment to Employment Agreement, dated as of March 13, 2002, by and between Datascope Corp. and Lawrence Saper.
    10.24     Stock Option Agreement between the Company and Joseph Grayzel, M.D., incorporated by reference to Exhibit 4.11 of the Registration Statement on Form S-8, filed with the Commission on June 12, 1995.
    21.1*     Subsidiaries of the Company.
    23.1*     Consent of Deloitte & Touche LLP.
    99.1*     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*Filed herewith.
    (b) Reports on Form 8-K.
    None.
    (c) Exhibits.
    See Item 14(a)(3) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         DATASCOPE CORP.
Date: August 23, 2002                    By: /s/ LAWRENCE SAPER
                                            ---------------------------------
                                                 Lawrence Saper
                                              Chairman of the Board
                                            and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                           Title                                 Date
                 ---------                                           -----                                 ----
            /s/ LAWRENCE SAPER                Chairman of the Board and Chief                        August 23, 2002
  ----------------------------------------    Executive Officer (Principal Executive
               Lawrence Saper                 Officer)


          /s/ LEONARD S. GOODMAN              Vice President, Chief Financial Officer                August 23, 2002
  ----------------------------------------    and Treasurer (Principal Financial
             Leonard S. Goodman               Officer)


             /s/ FRED ADELMAN                 Chief Accounting Officer and Corporate Controller      August 23, 2002
  ----------------------------------------    (Principal Accounting Officer)
                Fred Adelman


             /s/ ALAN ABRAMSON                Director                                               August 23, 2002
  ----------------------------------------
               Alan Abramson


           /s/ DAVID ALTSCHILLER              Director                                               August 23, 2002
  ----------------------------------------
             David Altschiller


           /s/ WILLIAM ASMUNDSON              Director                                               August 23, 2002
  ----------------------------------------
             William Asmundson


         /s/ JOSEPH GRAYZEL, M.D.             Director                                               August 23, 2002
  ----------------------------------------
            Joseph Grayzel, M.D.


             /s/ GEORGE HELLER                Director                                               August 23, 2002
  ----------------------------------------
               George Heller


               /s/ ARNO NASH                  Director                                               August 23, 2002
  ----------------------------------------
                 Arno Nash

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

   We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 2002 and 2001 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at
Item 14 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142 effective July 1, 2001.


[Deloitte & Touche, LLP Signature]

New York, New York
July 22, 2002

                        DATASCOPE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                  June 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                          ASSETS
Current Assets:
  Cash and cash equivalents..............................    $  5,548   $  5,545
  Short-term investments.................................      15,817     32,669
  Accounts receivable less allowance for doubtful
    accounts of $1,159 and $1,350 .......................      79,400     75,712
  Inventories............................................      51,930     55,261
  Prepaid expenses and other current assets..............      14,874     12,472
                                                             --------   --------
    Total Current Assets.................................     167,569    181,659
Property, Plant and Equipment, net ......................      89,897     90,634
Long-term Investments ...................................      30,525     14,134
Other Assets ............................................      28,031     23,908
                                                             --------   --------
                                                             $316,022   $310,335
                                                             ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.......................................    $ 15,258   $ 18,987
  Accrued expenses.......................................      16,393     14,211
  Accrued compensation...................................      13,218     14,248
  Deferred revenue.......................................       4,459      4,498
                                                             --------   --------
   Total Current Liabilities.............................      49,328     51,944
Other Liabilities .......................................      15,716     14,913
Stockholders' Equity
 Preferred stock, par value $1.00 per share:
   Authorized 5 million shares; Issued, none.............          --         --
 Common stock, par value $.01 per share:
   Authorized, 45 million shares; Issued, 17,724 and
    17,508 shares........................................         177        175
 Additional paid-in capital .............................      72,542     69,148
 Treasury stock at cost, 2,946 and 2,713 shares .........     (86,484)   (77,038)
 Retained earnings ......................................     272,570    261,625
 Accumulated other comprehensive loss ...................      (7,827)   (10,432)
                                                             --------   --------
   Total Stockholders' Equity............................     250,978    243,478
                                                             --------   --------
                                                             $316,022   $310,335
                                                             ========   ========




                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED EARNINGS
                    (In thousands, except per share amounts)



                                                                            Year Ended June 30,
                                                                      -------------------------------
                                                                        2002        2001       2000
                                                                      --------    --------   --------
Net Sales...........................................................  $317,400    $312,800   $301,400
                                                                      --------    --------   --------
Costs and Expenses:
  Cost of sales.....................................................   133,532     125,030    119,665
  Research and development expenses.................................    25,720      24,402     24,426
  Selling, general and administrative expenses......................   126,075     117,571    116,792
  Restructuring charges.............................................    11,463          --         --
  Gain on sale of technology........................................        --          --     (3,825)
                                                                      --------    --------   --------
                                                                       296,790     267,003    257,058
                                                                      --------    --------   --------
Operating Earnings..................................................    20,610      45,797     44,342
Other (Income) Expense:
 Interest income....................................................    (1,891)     (3,669)    (3,659)
 Interest expense...................................................       137          51         21
 Other, net.........................................................       297        (176)       132
                                                                      --------    --------   --------
                                                                        (1,457)     (3,794)    (3,506)
                                                                      --------    --------   --------
Earnings Before Taxes on Income.....................................    22,067      49,591     47,848
Taxes on Income.....................................................     8,166      15,348     14,773
                                                                      --------    --------   --------
Net Earnings........................................................  $ 13,901    $ 34,243   $ 33,075
                                                                      ========    ========   ========
Earnings Per Share, Basic...........................................  $   0.94    $   2.30   $   2.18
                                                                      ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Basic.........    14,778      14,904     15,169
                                                                      ========    ========   ========
Earnings Per Share, Diluted.........................................  $   0.92    $   2.20   $   2.06
                                                                      ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Diluted.......    15,075      15,547     16,080
                                                                      ========    ========   ========



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                       (Shares and dollars in thousands)



                                              Common Stock                     Treasury Stock                 Accumulated
                                              --------------   Additional    -----------------                   Other
                                                        Par      Paid-in                          Retained   Comprehensive
                                             Shares    Value     Capital     Shares     Cost      Earnings        Loss
                                             ------    -----   ----------    ------   --------    --------   -------------
Balance, June 30, 1999 ...................   16,663    $167      $52,410     (1,416)  $(31,079)   $198,921      $ (6,124)
Net earnings .............................                                                          33,075
Currency translation .....................                                                                        (1,845)
Total comprehensive income ...............
Stock option transactions ................      365       4        7,740                (2,450)
Tax benefit relating to exercise of stock
  options.................................                         2,444
Cancellation of treasury stock ...........               (1)      (2,449)                2,450
Treasury shares acquired under repurchase
  programs................................                                     (733)   (24,168)
Cash dividends on common stock ...........                                                          (1,809)
                                             ------    ----      -------     ------   --------    --------      --------
Balance, June 30, 2000 ...................   17,028     170       60,145     (2,149)   (55,247)    230,187        (7,969)
Net earnings .............................                                                          34,243
Currency translation .....................                                                                        (2,463)
Total comprehensive income ...............
Stock option transactions ................      480       7       12,794                (8,788)
Tax benefit relating to exercise of stock
  options.................................                         4,995
Cancellation of treasury stock ...........               (2)      (8,786)                8,788
Treasury shares acquired under repurchase
  programs................................                                     (564)   (21,791)
Cash dividends on common stock ...........                                                          (2,805)
                                             ------    ----      -------     ------   --------    --------      --------
Balance, June 30, 2001 ...................   17,508     175       69,148     (2,713)   (77,038)    261,625       (10,432)
Net earnings .............................                                                          13,901
Currency translation .....................                                                                         2,605
Total comprehensive income ...............
Stock option transactions ................      216       3        7,833                (6,534)
Tax benefit relating to exercise of stock
  options.................................                         2,094
Cancellation of treasury stock ...........               (1)      (6,533)                6,534
Treasury shares acquired under repurchase
  programs................................                                     (233)    (9,446)
Cash dividends on common stock ...........                                                          (2,956)
                                             ------    ----      -------     ------   --------    --------      --------
Balance, June 30, 2002 ...................   17,724    $177      $72,542     (2,946)  $(86,484)   $272,570      $ (7,827)
                                             ======    ====      =======     ======   ========    ========      ========


                                               Total
                                             --------
Balance, June 30, 1999 ...................   $214,295
Net earnings .............................     33,075
Currency translation .....................     (1,845)
                                             --------
Total comprehensive income ...............     31,230
                                             --------
Stock option transactions ................      5,294
Tax benefit relating to exercise of stock
  options.................................      2,444
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................    (24,168)
Cash dividends on common stock ...........     (1,809)
                                             --------
Balance, June 30, 2000 ...................    227,286
Net earnings .............................     34,243
Currency translation .....................     (2,463)
                                             --------
Total comprehensive income ...............     31,780
                                             --------
Stock option transactions ................      4,013
Tax benefit relating to exercise of stock
  options.................................      4,995
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................    (21,791)
Cash dividends on common stock ...........     (2,805)
                                             --------
Balance, June 30, 2001 ...................    243,478
Net earnings .............................     13,901
Currency translation .....................      2,605
                                             --------
Total comprehensive income ...............     16,506
                                             --------
Stock option transactions ................      1,302
Tax benefit relating to exercise of stock
  options.................................      2,094
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................     (9,446)
Cash dividends on common stock ...........     (2,956)
                                             --------
Balance, June 30, 2002 ...................   $250,978
                                             ========




                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)



                                                                                                          Year Ended June 30,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
Operating Activities:
 Net Earnings...................................................................................    $ 13,901    $ 34,243   $ 33,075
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization................................................................      14,241      13,982     12,931
   Provision for supplemental pension...........................................................         501         514        405
   Provision for losses on accounts receivable..................................................          91          34        567
   Write-down of facility in Vaals, The Netherlands.............................................       1,807          --         --
   Write-off of investments in AMG and QualiMed.................................................       3,247          --         --
   Gain on sale of Oakland facility.............................................................          --        (593)        --
   Deferred income tax (benefit)................................................................        (130)      3,240       (433)
   Tax benefit relating to stock options exercised..............................................       2,094       4,995      2,444
 Changes in assets and liabilities
   Accounts receivable..........................................................................      (2,057)     (8,112)    (6,228)
   Inventories..................................................................................      (2,110)    (25,041)    (4,073)
   Other assets.................................................................................      (8,271)     (8,839)    (2,407)
   Accounts payable ............................................................................      (3,981)      4,409      4,266
   Income taxes payable.........................................................................          --      (2,630)       934
   Accrued and other liabilities................................................................        (412)     (3,222)     7,890
                                                                                                    --------    --------   --------
 Net cash provided by operating activities......................................................      18,921      12,980     49,371
                                                                                                    --------    --------   --------
Investing Activities:
 Purchases of property, plant and equipment.....................................................      (6,001)    (10,708)   (28,355)
 Proceeds from sale of Oakland facility.........................................................          --       1,112         --
 Purchases of investments.......................................................................     (68,042)    (49,775)   (94,641)
 Maturities of investments......................................................................      68,503      68,304     95,343
 Equity investments.............................................................................      (1,554)         --     (2,525)
                                                                                                    --------    --------   --------
 Net cash (used in) provided by investing activities............................................      (7,094)      8,933    (30,178)
                                                                                                    --------    --------   --------
Financing Activities:
 Exercise of stock options......................................................................       1,302       4,013      5,294
 Treasury shares acquired under repurchase programs.............................................      (9,446)    (21,791)   (24,168)
 Cash dividends paid............................................................................      (2,956)     (2,066)    (1,809)
                                                                                                    --------    --------   --------
 Net cash used in financing activities..........................................................     (11,100)    (19,844)   (20,683)
                                                                                                    --------    --------   --------
 Effect of exchange rates on cash...............................................................        (724)        338        (63)
                                                                                                    --------    --------   --------
Increase (decrease) in cash and cash equivalents................................................           3       2,407     (1,553)
Cash and cash equivalents, beginning of year....................................................       5,545       3,138      4,691
                                                                                                    --------    --------   --------
Cash and cash equivalents, end of year..........................................................    $  5,548    $  5,545   $  3,138
                                                                                                    ========    ========   ========
Supplemental Cash Flow Information
 Cash paid during the year for:
   Interest.....................................................................................    $    137    $     51   $     21
                                                                                                    --------    --------   --------
   Income taxes.................................................................................    $  7,546    $ 12,334   $ 11,928
                                                                                                    --------    --------   --------
 Non-cash transactions:
   Net transfers of inventory to fixed assets for use as demonstration equipment................    $  8,024    $  7,836   $  6,962
                                                                                                    --------    --------   --------


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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


1. Summary of Significant Accounting Policies--(Continued)

 Earnings Per Share
   In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," we report basic earnings per share, which is based upon weighted average common shares outstanding, and diluted earnings per share, which includes the dilutive effect of stock options outstanding.

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

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, and a portion of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single model for the accounting of asset impairments and disposals for assets held for use, assets held for sale and reporting of discontinued operations. The adoption of this statement is required in fiscal year 2003 and is not expected to have a significant impact on our financial statements.

 Other Assets
   a. Goodwill--Goodwill represents the excess of cost over the fair value of net assets acquired. Until June 30, 2001 goodwill was amortized using the straight-line method over periods not exceeding 20 years.

      In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets," ("SFAS No. 142 "). The Company discontinued amortizing goodwill, which amounted to $716 thousand pre tax, equivalent to $0.03 per share after tax, in fiscal 2002. There was no impairment of goodwill based on appropriate testing and analysis.

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

   c. Internal Use Capitalized Computer Software Costs--The Company capitalizes costs incurred to develop internal use computer software during the application development stage, in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal use computer software costs are amortized on a straight line basis over the remaining estimated economic life of the software, not to exceed 5 years. Costs become amortizable as functionality of the computer software is achieved.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


1. Summary of Significant Accounting Policies--(Continued)

   The carrying value of capitalized software costs is regularly reviewed by the Company, and a loss would be recognized if the net realizable value falls below the unamortized cost.

 Use of Estimates
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications
   The presentation of certain prior year information has been reclassified to conform with the current year presentation.

 New Accounting Pronouncements
    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The adoption of this statement is required in fiscal year 2003 and it is not expected to have a significant impact on our financial statements.

   In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 establishes guidance on the accounting for costs associated with disposal activities covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or with exit (or restructuring) activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS No. 146 nullifies Issue 94-3 in its entirety. Statement 146 requires that a liability for all costs be recognized when the liability is incurred and establishes a fair value objective for initial measurement of the liability. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on our financial statements.

2. Financial Instruments
   The fair value of accounts receivable and payable are assumed to equal their carrying value because of their short maturity.

   Fair values of short-term investments are based upon quoted market prices, including accrued interest, and approximate their carrying values due to their short maturities. Fair values of long-term investments, which mature in years 2003 to 2011, are also based upon quoted market prices and include accrued interest. Investments in preferred stock are carried at cost and evaluated for impairment.

   We determined that our investment portfolio will be held-to-maturity and is therefore carried at amortized cost.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


2. Financial Instruments--(Continued)

   As of June 30, 2002, investments were classified as follows:


                                              Gross
                                           Unrealized
                              Carrying    --------------
Short Term                     Value     Gains    Losses   Fair Value
----------                    --------   -----    ------   ----------
U.S. Treasury Securities..    $ 7,963     $  2     $--       $ 7,965
AAA--Rated Corporate Notes      6,826        6      24         6,808
Tax-Exempt Securities.....      1,028       --      --         1,028
                              -------     ----     ---       -------
 Short-term total ........    $15,817     $  8     $24       $15,801
                              =======     ====     ===       =======
Long Term
---------
U.S. Treasury Securities..    $23,414     $252     $ 4       $23,662
AAA--Rate Corporate Notes.      2,111       30      --         2,141
Preferred Stock...........      5,000       --      --         5,000
                              -------     ----     ---       -------
 Long-term total .........    $30,525     $282     $ 4       $30,803
                              =======     ====     ===       =======
 Totals ..................    $46,342     $290     $28       $46,604
                              =======     ====     ===       =======


   As of June 30, 2001, investments were classified as follows:


                                              Gross
                                           Unrealized
                              Carrying    --------------
Short Term                    Value      Gains    Losses   Fair Value
----------                    --------   -----    ------   ----------
U.S. Treasury Securities..    $28,471     $ 79     $ 57      $28,493
Tax-Exempt Securities.....      4,198       33       --        4,231
                              -------     ----     ----      -------
 Short-term total ........    $32,669     $112     $ 57      $32,724
                              =======     ====     ====      =======
Long Term
---------
U.S. Treasury Securities..    $11,800     $143     $140      $11,803
AAA--Rated Corporate Notes      1,326       --       12        1,314
Tax-Exempt Securities.....      1,008       20       --        1,028
                              -------     ----     ----      -------
 Long-term total .........    $14,134     $163     $152      $14,145
                              =======     ====     ====      =======
 Totals ..................    $46,803     $275     $209      $46,869
                              =======     ====     ====      =======


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

   As of June 30, 2002, we had a notional amount of $9.0 million of foreign exchange forward contracts outstanding, all of which were in European currencies. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The foreign currency forward exchange contracts are with large international financial institutions.

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

3. Inventories

                                                                         June 30,
                                                                     -----------------
                                                                      2002      2001
                                                                    -------    -------
      Materials .................................................   $21,301    $24,550
      Work in process ...........................................     9,228     10,185
      Finished goods ............................................    21,401     20,526
                                                                    -------    -------
                                                                    $51,930    $55,261
                                                                    =======    =======


4. Property, Plant and Equipment

                                                                        June 30,
                                                                   -------------------
                                                                    2002        2001
                                                                  --------    --------
      Land ....................................................   $ 10,232    $ 10,643
      Buildings ...............................................     47,536      47,764
      Machinery, furniture and equipment ......................     91,109      83,116
      Leasehold improvements ..................................      2,642       1,533
                                                                  --------    --------
                                                                   151,519     143,056
      Less accumulated depreciation and amortization ..........     61,622      52,422
                                                                  --------    --------
                                                                  $ 89,897    $ 90,634
                                                                  ========    ========


   Depreciation expense was $13.3 million in 2002, $12.4 million in 2001 and $11.9 million in 2000. We estimate the useful life of machinery and equipment at 5 years, furniture at 8 years and buildings at 40 years.

5. Other Assets

   Other Assets at June 30, 2002 and 2001 were comprised of the following:

                                                                         June 30,
                                                                     -----------------
                                                                      2002      2001
                                                                    -------    -------
      Capitalized software, net of accumulated amortization
       $2,743 ($1,798 in 2001) ..................................   $11,382    $ 7,375
      Cash surrender value of officers' life insurance ..........     9,785      8,920
      Goodwill, net of accumulated amortization of $4,561 in
       2001 .....................................................     4,065      6,023
      Other non-current assets ..................................     2,799      1,590
                                                                    -------    -------
                                                                    $28,031    $23,908
                                                                    =======    =======


   Amortization of capitalized software costs was $945 thousand in fiscal 2002, $857 thousand in fiscal 2001 and $428 thousand in fiscal 2000.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


5. Other Assets--(Continued)

   The decrease in goodwill in fiscal 2002 was due to the write-off of our investment in AMG and QualiMed (see footnote 13).

   In the first quarter of fiscal 2002, we adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," and discontinued amortizing goodwill. The following table presents our earnings per share on a proforma basis as though goodwill amortization had not been recorded in the prior years.

                                                                                                      Year Ended June 30,
                                                                                                 ----------------------------
                                                                                                   2002      2001       2000
                                                                                                 -------    -------   -------
      Net earnings:
       Reported net earnings .................................................................   $13,901    $34,243   $33,075
       Add back goodwill amortization ........................................................        --        495       437
                                                                                                 -------    -------   -------
         Adjusted net earnings................................................................   $13,901    $34,738   $33,512
                                                                                                 =======    =======   =======
      Basic earnings per share:
       Reported earnings per share ...........................................................   $  0.94    $  2.30   $  2.18
       Add back goodwill amortization ........................................................        --       0.03      0.03
                                                                                                 -------    -------   -------
         Adjusted earnings per share..........................................................   $  0.94    $  2.33   $  2.21
                                                                                                 =======    =======   =======
      Diluted earnings per share:
       Reported earnings per share ...........................................................   $  0.92    $  2.20   $  2.06
       Add back goodwill amortization ........................................................        --       0.03      0.02
                                                                                                 -------    -------   -------
         Adjusted earnings per share..........................................................   $  0.92    $  2.23   $  2.08
                                                                                                 =======    =======   =======


6. Taxes on Income

   The provision for taxes on income consisted of the following:

                                                                                                      Year Ended June 30,
                                                                                                  ---------------------------
                                                                                                   2002      2001       2000
                                                                                                  ------    -------   -------
      Taxes currently payable:
       Federal ................................................................................   $6,794    $ 9,803   $12,479
       State ..................................................................................    1,325        754     1,177
       Foreign ................................................................................      177      1,551     1,891
                                                                                                  ------    -------   -------
         Total current.........................................................................    8,296     12,108    15,547
      Deferred income taxes:
       Federal ................................................................................       36      2,861      (580)
       State ..................................................................................     (242)       566      (194)
       Foreign ................................................................................       76       (187)     --
                                                                                                  ------    -------   -------
         Total deferred........................................................................     (130)     3,240      (774)
                                                                                                  ------    -------   -------
          Total provision for taxes on income .................................................   $8,166    $15,348   $14,773
                                                                                                  ======    =======   =======


   Amounts are reflected in the preceding table based on the location of the taxing authorities. As of June 30, 2002 we have not made a U.S. tax provision for the unremitted earnings of our international subsidiaries. These earnings, which approximated $49.3 million as of June 30, 2002 are expected, for the most part, to be permanently reinvested outside of the United States.

   We operate a manufacturing facility in an industrial development zone in Europe. Profits from those manufacturing activities were exempt from corporation taxes until January 31, 2000. Alternative tax planning strategies have been implemented to reduce the impact from the expiration of this tax exemption.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


6. Taxes on Income--(Continued)

Reconciliations of the U.S. statutory income tax rate to our effective tax rate follow:


                                                                     Year Ended June 30,
                                              -----------------------------------------------------------------
                                                     2002                   2001                   2000
                                              -------------------    -------------------    -------------------
                                                        Effective              Effective              Effective
                                              Amount      Rate       Amount      Rate       Amount      Rate
                                             -------      ----      -------      ----      -------      ----
Tax computed at federal statutory rate ...   $ 7,723      35.0%     $17,357      35.0%     $16,747      35.0%
(Decrease) increase resulting from:
 Benefit from foreign sales corporation
   and extraterritorial income exclusion .    (1,153)     (5.2)      (1,066)     (2.2)      (1,075)     (2.2)
 State taxes on income, net of federal
   income tax benefit ....................       839       3.8          858       1.7          639       1.3
 Research and development credit, net ....        --       --          (206)     (0.4)        (278)     (0.6)
 Income exempt from foreign corporate
   taxes .................................    (1,479)     (6.7)      (1,893)     (3.8)      (1,119)     (2.3)
 Rate differential on foreign income(a) ..     1,852       8.4         (236)     (0.5)         124       0.3
 Interest income exempt from federal
   income tax ............................       (37)     (0.2)        (123)     (0.2)        (233)     (0.5)
 Permanent differences ...................        71       0.3          204       0.4          235       0.5
 Other ...................................       350       1.6          453       0.9         (267)     (0.6)
                                             -------      ----      -------      ----      -------      ----
   Total provision for taxes on income ...   $ 8,166      37.0%     $15,348      30.9%     $14,773      30.9%
                                             =======      ====      =======      ====      =======      ====

---------------
(a) Includes effect of non-tax deductible foreign restructuring expenses in fiscal 2002.

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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


6. Taxes on Income--(Continued)

   The tax effects of the major items recorded as deferred tax assets and liabilities are:


                                                                   June 30,
                                                         -----------------------------
                                                             2002            2001
                                                        -------------    -------------
                                                         Deferred Tax    Deferred Tax
                                                            Assets          Assets
                                                        (Liabilities)    (Liabilities)
                                                        -------------    -------------
      Inventories ...................................      $ 2,796          $ 2,833
      Warranty ......................................          897              987
      Sales returns and allowances ..................          (43)             (32)
      Accrued expenses ..............................          (39)             (34)
      Foreign and state tax credits .................          937            1,106
      Unrealized foreign exchange losses ............          547              369
      Deferred state income taxes ...................         (916)            (921)
      Other .........................................          477              157
                                                           -------          -------
       Current ......................................        4,656            4,465
                                                           -------          -------
      Supplemental pension ..........................        4,932            4,746
      Tax loss carryforwards ........................        1,421            1,563
      Accelerated depreciation ......................       (5,514)          (5,693)
      Pension expense ...............................         (148)              56
      Asset writedowns ..............................          273              397
      Other, net ....................................           37              135
      Less: Valuation allowance .....................       (1,421)          (1,563)
                                                           -------          -------
       Non-current ..................................         (420)            (359)
                                                           -------          -------
         Total.......................................      $ 4,236          $ 4,106
                                                           =======          =======


   The net current deferred tax assets have been included in prepaid expenses and other current assets and the net non-current deferred tax liabilities have been included in other liabilities on the accompanying consolidated balance sheets.

   A valuation allowance is recorded because some items recorded as deferred tax assets may not be realizable. The valuation allowance reduces the deferred tax assets to our best estimate of net deferred assets which more likely than not will be realized.

   The valuation allowance decreased by $142 thousand during fiscal 2002 due to the net decrease of foreign and state tax loss carryforwards. The valuation allowance of $1.4 million at June 30, 2002 was comprised of tax benefits of $429 thousand of foreign tax loss carryforwards and $992 thousand of state tax loss carryforwards. Benefits from foreign tax loss carryforwards of $140 thousand expire during the period 2008 through 2009 and $289 thousand may be carried forward indefinitely. The benefits of state tax loss carryforwards expire during the period 2005 through 2012.

7. Other Liabilities

   Other Liabilities at June 30, 2002 and 2001 were comprised of the following:

                                                                         June 30,
                                                                     -----------------
                                                                      2002      2001
                                                                    -------    -------
      Supplemental pension payable ..............................   $12,233    $11,767
      Non-current deferred income ...............................     1,557      1,783
      Other non-current liabilities .............................     1,926      1,363
                                                                    -------    -------
                                                                    $15,716    $14,913
                                                                    =======    =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


8. Stock Options, Shareholder Rights and Stock Repurchase Plans

 Stock Option Plans
   We have two employee stock option plans covering 7,225,000 shares of common stock as well as option agreements with certain consultants and members of the board of directors. The plans provide that options may be granted at a price of 100% of fair market value on date of grant, may be exercised in full or in installments, at the discretion of the board of directors, and must be exercised within ten years from date of grant.

   A summary of activity under the stock option plans is as follows:


                                                  Year Ended June 30,
                          --------------------------------------------------------------------
                                  2002                    2001                    2000
                          --------------------    --------------------    --------------------
                                      Weighted                Weighted                Weighted
                                       Average                 Average                 Average
                                      Exercise                Exercise                Exercise
                           Shares       Price      Shares       Price      Shares       Price
                          ---------   --------    ---------   --------    ---------   --------
Outstanding at July 1.    1,985,155    $29.91     2,231,362    $23.92     2,304,256    $20.32
 Granted .............    1,103,750     30.19       625,900     37.62       444,100     36.85
 Exercised ...........     (369,274)    21.18      (703,571)    18.11      (427,334)    17.68
 Canceled ............     (229,635)    34.20      (168,536)    28.57       (89,660)    24.97
                          ---------               ---------               ---------
Outstanding at June 30    2,489,996     30.93     1,985,155     29.91     2,231,362     23.92
                          =========               =========               =========
Exercisable at June 30    1,285,005    $28.70       837,411    $23.91     1,270,632    $19.81
                          ---------               ---------               ---------


   At June 30, 2002 there were 3,491,025 shares of common stock reserved for stock options.

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

   In accordance with SFAS No. 123 the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to our stock option plans, pro forma net income and earnings per share would have been reported as the following pro forma amounts:

                                                                                                      Year Ended June 30,
                                                                                                 ----------------------------
                                                                                                   2002      2001       2000
                                                                                                 -------    -------   -------
      Net earnings--as reported ..............................................................   $13,901    $34,243   $33,075
                                                                                                 -------    -------   -------
      Net earnings--pro forma ................................................................   $ 7,217    $31,054   $30,307
                                                                                                 -------    -------   -------
      Basic earnings per share--as reported ..................................................   $  0.94    $  2.30   $  2.18
                                                                                                 -------    -------   -------
      Basic earnings per share--pro forma ....................................................   $  0.49    $  2.08   $  2.00
                                                                                                 -------    -------   -------
      Diluted earnings per share--as reported ................................................   $  0.92    $  2.20   $  2.06
                                                                                                 -------    -------   -------
      Diluted earnings per share--pro forma ..................................................   $  0.48    $  2.00   $  1.88
                                                                                                 -------    -------   -------


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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


8. Stock Options, Shareholder Rights and Stock Repurchase Plans--(Continued)

   The fair values of option grants were determined using the Black-Scholes option-pricing model with the following assumptions:

                                                                                                   Year Ended June 30,
                                                                                           ----------------------------------
                                                                                              2002        2001         2000
                                                                                           ---------    ---------   ---------
      Dividend yield ...................................................................        0.66%        0.51%       0.33%
      Volatility .......................................................................          34%          34%         35%
      Risk-free interest rate ..........................................................        3.77%        4.94%       6.17%
      Expected life ....................................................................   5.2 Years    5.5 Years   4.5 Years


   The weighted average fair value of options granted was $10.91 in 2002, $14.92 in 2001 and $14.19 in 2000.

   The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2002.


                                                                            Stock Options
                                     Stock Options Outstanding               Exercisable
                             ----------------------------------------    --------------------
                                              Weighted       Weighted                Weighted
                                              Average         Average                 Average
Range of Exercise Prices                     Remaining       Exercise                Exercise
------------------------      Options     Contractual Life     Price      Options      Price
                             ---------    ----------------   --------    ---------   --------
$13.88--$26.03 ...........     379,347          4.31          $20.98       319,947    $21.32
$26.93--$37.00 ...........   1,358,499          9.12          $29.58       722,879    $28.85
$37.03--$41.58 ...........     752,150          8.54          $38.38       242,179    $38.02
                             ---------                                   ---------
                             2,489,996          8.21          $30.93     1,285,005    $28.70
                             =========                                   =========


  Shareholder Rights Plan

   On May 22, 1991, we adopted a Shareholder Rights Plan. The purpose of the plan is to prevent us from being the target of an unsolicited tender offer or unfriendly takeover. On May 16, 2000, we amended the Shareholder Rights Plan to provide for (i) an extension of the final expiration date of the Shareholder Rights Plan from June 2, 2001 to June 2, 2011 and (ii) a change in the purchase price of the rights from $300 to $200 per one one-thousandths of a share of Series A Preferred Stock, subject to adjustment.

   Under the plan, our common stockholders were issued one preferred stock purchase right for each share of common stock owned by them. Until they are redeemed by us or expire, each preferred stock purchase right entitles the holder to purchase .001 share of our Series A Preferred Stock, par value $1.00 per share, at an exercise price of $200. We may redeem the preferred stock purchase rights for $.01 per right at any time until after the date on which our right to redeem them has expired. In addition, the preferred stock purchase rights do not become exercisable until our right to redeem them has expired. Our right to redeem the preferred stock purchase rights expires on the 10th business day after the date of a public announcement that a person, or an acquiring person, has acquired ownership of our stock representing 15 percent or more of our shareholders' general voting power. Before an acquiring person acquires 50 percent or more of our outstanding common stock, the plan provides that we may offer to exchange the rights, in whole or in part, on the basis of an exchange ratio of one share of common stock for each right. However, any rights owned by the acquiring person and its affiliates and associates will be null and void and cannot be exchanged for common stock.

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

 Stock Repurchase Programs

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

   A fourth stock repurchase program for $40 million was announced on May 16, 2001. We acquired 395,856 shares through June 30, 2002 at a cost of $16.5 million.

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


                                    Cardiac      Collagen
                                    Assist/     Products/    Corporate
                                   Monitoring    Vascular       and
                                    Products      Grafts     Other(a)    Consolidated
                                    --------     -------      -------      --------
Year ended June 30, 2002
Net sales to external customers     $237,560     $78,865      $   975      $317,400
Operating earnings (b).........     $ 15,071     $ 1,879      $ 3,660      $ 20,610
Assets (d).....................     $184,040     $61,479      $70,503      $316,022
Capital expenditures...........     $  2,862     $ 2,477      $   662      $  6,001
Depreciation and amortization..     $ 11,918     $ 1,594      $   729      $ 14,241
Year ended June 30, 2001
Net sales to external customers     $229,670     $82,108      $ 1,022      $312,800
Operating earnings.............     $ 23,510     $16,606      $ 5,681      $ 45,797
Assets (d).....................     $181,340     $59,343      $69,652      $310,335
Capital expenditures...........     $  7,013     $ 2,145      $ 1,550      $ 10,708
Depreciation and amortization..     $ 11,277     $ 1,524      $ 1,181      $ 13,982
Year ended June 30, 2000
Net sales to external customers     $223,135     $77,997      $   268      $301,400
Operating earnings (c).........     $ 28,523     $20,986      $(5,167)     $ 44,342
Assets (d).....................     $155,088     $52,724      $87,514      $295,326
Capital expenditures...........     $ 16,700     $11,014      $   641      $ 28,355
Depreciation and amortization..     $ 10,316     $ 1,410      $ 1,205      $ 12,931

---------------
(a) Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other include cash, investments, property, plant and equipment including the corporate headquarters, goodwill and cash surrender value of officers' life insurance.
(b) Excluding restructuring expenses in fiscal 2002, operating earnings were $20.8 million for the Cardiac Assist/Monitoring Products segment, $7.5 million for the Collagen Products/Vascular Grafts segment and $3.8 million for Corporate and Other.
(c) Excluding the gain on sale of technology in fiscal 2000, operating earnings were $17.2 million for the Collagen Products/Vascular Grafts segment.
(d) Assets in the Collagen Products/Vascular Grafts segment include net goodwill of $1.8 million in 2002 and in 2001 and $2.0 million in 2000. Assets in Corporate and Other include net goodwill of $2.3 million in 2002, $4.2 million in 2001 and $4.7 million in 2000.

Reconciliation to consolidated earnings before income taxes:

                                                                                                      Year Ended June 30,
                                                                                                 ----------------------------
                                                                                                   2002      2001       2000
                                                                                                 -------    -------   -------
      Consolidated operating earnings ........................................................   $20,610    $45,797   $44,342
      Interest income, net ...................................................................     1,754      3,618     3,638
      Other (expense) income .................................................................      (297)       176      (132)
                                                                                                 -------    -------   -------
      Consolidated earnings before taxes .....................................................   $22,067    $49,591   $47,848
                                                                                                 =======    =======   =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


9. Segment Information--(Continued)

   The following table presents net sales by geography based on the location of the external customer.

                                                                                                    Year Ended June 30,
                                                                                              -------------------------------
                                                                                                2002        2001       2000
                                                                                              --------    --------   --------
      United States .......................................................................   $221,199    $222,484   $215,009
      Foreign countries ...................................................................     96,201      90,316     86,391
                                                                                              --------    --------   --------
       Total ..............................................................................   $317,400    $312,800   $301,400
                                                                                              ========    ========   ========


   The following table presents long-lived assets by geography.

                                                                                                          June 30,
                                                                                              -------------------------------
                                                                                                2002        2001       2000
                                                                                              --------    --------   --------
      United States .......................................................................   $108,493    $101,286   $ 94,608
      Foreign countries ...................................................................      9,435      13,256     13,570
                                                                                              --------    --------   --------
       Total ..............................................................................   $117,928    $114,542   $108,178
                                                                                              ========    ========   ========


10. Retirement Benefit Plans

   We have various retirement benefit plans covering substantially all U.S. and international employees. Total expense for the domestic and international retirement plans was $4.8 million in 2002, $4.3 million in 2001 and $4.4 million in 2000.

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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10. Retirement Benefit Plans--(Continued)

   The change in benefit obligation, change in plan assets and funded status of the U.S. defined benefit pension plan is shown below:

                                                                                                          Year Ended June 30,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
Change in Benefit Obligation
----------------------------
 Pension benefit obligation at beginning of year................................................    $ 34,945    $ 27,914   $ 29,240
 Service cost...................................................................................       2,040       1,767      2,018
 Interest cost..................................................................................       2,562       2,192      1,971
 Plan curtailment...............................................................................        (394)         --         --
 Actuarial loss (gain)..........................................................................       2,307       3,807     (4,710)
 Benefits paid..................................................................................        (781)       (735)      (605)
                                                                                                    --------    --------   --------
   Pension benefit obligation at end of year....................................................    $ 40,679    $ 34,945   $ 27,914
                                                                                                    ========    ========   ========
Change in Plan Assets
---------------------
 Fair value of plan assets at beginning of year.................................................    $ 30,967    $ 28,203   $ 26,444
 Actual return on assets........................................................................         783       2,695      1,614
 Employer contributions.........................................................................       1,092         804        750
 Benefits paid..................................................................................        (781)       (735)      (605)
                                                                                                    --------    --------   --------
   Fair value of plan assets at end of year.....................................................    $ 32,061    $ 30,967   $ 28,203
                                                                                                    ========    ========   ========
Funded Status at June 30,
------------------------
 Pension benefit obligation.....................................................................    $(40,679)   $(34,945)  $(27,914)
 Fair value of plan assets......................................................................      32,061      30,967     28,203
                                                                                                    --------    --------   --------
 Funded status--plan assets (less) more than benefit obligation.................................      (8,618)     (3,978)       289
 Unrecognized prior service cost................................................................          23          25         26
 Unrecognized net actuarial loss (gain).........................................................       5,644       2,049     (1,321)
 Unrecognized net obligation remaining at June 30,..............................................         108         184        254
                                                                                                    --------    --------   --------
   Accrued pension cost.........................................................................    $ (2,843)   $ (1,720)  $   (752)
                                                                                                    ========    ========   ========

The components of net pension expense of the U.S. defined benefit pension plan include the following:

                                                                                                            Year Ended June 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
Pension Expense
---------------
 Service cost......................................................................................    $ 2,040    $ 1,767   $ 2,018
 Curtailment cost..................................................................................          8         --        --
 Interest cost.....................................................................................      2,562      2,192     1,971
 Expected return on assets.........................................................................     (2,465)    (2,258)   (2,050)
 Amortization of net loss and unrecognized prior service cost......................................          1          1         1
 Amortization of the remaining unrecognized net obligation.........................................         69         71        71
                                                                                                       -------    -------   -------
   Net pension expense.............................................................................    $ 2,215    $ 1,773   $ 2,011
                                                                                                       =======    =======   =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10. Retirement Benefit Plans--(Continued)



                                                                                                                Year Ended June 30,
                                                                                                                -------------------
                                                                                                                2002    2001   2000
                                                                                                                ----    ----   ----
Actuarial Assumptions
---------------------
 Discount rate..............................................................................................    7.00%   7.25%  7.75%
 Salary increase............................................................................................    6.00%   6.00%  6.00%
 Long-term return on assets.................................................................................    7.75%   7.75%  7.75%


   Plan curtailment and related cost in fiscal 2002 relate to workforce reductions (See footnote 13).

   Plan assets are invested in U.S. Government and corporate securities and include investments in our common stock of $2.7 million (96,000 shares) at June 30, 2002.

 Defined Benefit Plans--International

   We have international defined benefit pension plans. Retirement benefits are based on years of service, final average earnings and social security benefits. Funding policies are based on local statutes and the assets are invested in guaranteed insurance contracts.

   The funded status and components of net pension expense of the international defined benefit pension plans are shown below:


                                                                                                            Year Ended June 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
Funded Status at June 30,
------------------------
 Pension benefit obligation........................................................................    $(1,559)   $(1,960)  $(1,554)
 Fair value of plan assets.........................................................................        212        281       272
                                                                                                       -------    -------   -------
 Funded status.....................................................................................     (1,347)    (1,679)   (1,282)
 Unrecognized net actuarial loss...................................................................        581      1,052       815
 Unrecognized net obligation remaining at June 30,.................................................          8         50        67
                                                                                                       -------    -------   -------
   Accrued pension cost............................................................................    $  (758)   $  (577)  $  (400)
                                                                                                       =======    =======   =======



                                                                                                                Year Ended June 30,
                                                                                                                -------------------
                                                                                                                2002    2001   2000
                                                                                                                ----    ----   ----
Pension Expense
---------------
 Service cost...............................................................................................    $ 77    $159   $192
 Interest cost..............................................................................................      95     129    119
 Expected return on assets..................................................................................     (17)    (26)   (27)
 Amortization of net loss and unrecognized prior service cost...............................................      15      28     35
 Amortization of the remaining unrecognized net obligation..................................................       4      17     17
 Curtailment / termination cost.............................................................................      70      --     --
                                                                                                                ----    ----   ----
   Net pension expense......................................................................................    $244    $307   $336
                                                                                                                ====    ====   ====

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10. Retirement Benefit Plans--(Continued)



                                                                                                                Year Ended June 30,
                                                                                                                -------------------
                                                                                                                2002    2001   2000
                                                                                                                ----    ----   ----
Actuarial Assumptions
---------------------
 Discount rate..............................................................................................    7.00%   7.25%  7.75%
 Salary increase............................................................................................    6.00%   6.00%  6.00%
 Long-term return on assets.................................................................................    7.75%   7.75%  7.75%


 Supplemental Retirement Plans

   We have noncontributory, unfunded supplemental defined benefit retirement plans for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, and certain current and former key officers. Life insurance has been purchased to recover a portion of the net after tax cost for these supplemental retirement plans. The assumptions used to develop the supplemental pension cost and the actuarial present value of the projected benefit obligation are reviewed annually.

   A summary of Mr. Saper's supplemental pension plan is as follows:

   o Mr. Saper is entitled to receive a lifetime pension of up to 60% of his average earnings for the three-year period in which Mr. Saper's compensation was greatest of the ten years immediately preceding his retirement.

   o The supplemental retirement benefit will not be less than the value of the benefit that would have been payable had his retirement occurred at age 65.

   o The plan provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a split-dollar agreement between us, Mr. Saper and a trust for the benefit of Mr. Saper's family.

   The supplemental pension expense for Mr. Saper recognized in the consolidated financial statements was $262 thousand in 2002, $385 thousand in 2001 and $304 thousand in 2000.

   The supplemental retirement plan covering certain former key officers provides a pension at age 65, for up to 15 years, based on a predetermined earnings level for the five-year period prior to retirement. The supplemental retirement benefit for two current officers provides a lifetime retirement benefit. The supplemental pension expense for these executives recognized in the consolidated financial statements was $240 thousand in 2002, $129 thousand in 2001 and $101 thousand in 2000.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10. Retirement Benefit Plans--(Continued)

   The change in benefit obligation, funded status and components of net pension expense of the supplemental defined benefit retirement plans are shown below:


                                                                                                          Year Ended June 30,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                    --------    --------   --------
Change in Benefit Obligation
----------------------------
 Pension benefit obligation at beginning of year................................................    $ 11,945    $  8,931   $  8,474
 Service cost...................................................................................         278         289        212
 Interest cost..................................................................................         611         682        592
 Actuarial (gain) loss..........................................................................      (3,017)      2,078       (312)
 Benefits paid..................................................................................         (35)        (35)       (35)
                                                                                                    --------    --------   --------
   Pension benefit obligation at end of year....................................................    $  9,782    $ 11,945   $  8,931
                                                                                                    ========    ========   ========
Funded Status at June 30,
------------------------
 Pension benefit obligation.....................................................................    $ (9,782)   $(11,945)  $ (8,931)
 Unrecognized prior service cost................................................................         190         215        410
 Unrecognized net actuarial gain................................................................      (2,641)        (37)    (2,768)
                                                                                                    --------    --------   --------
   Accrued pension liability....................................................................    $(12,233)   $(11,767)  $(11,289)
                                                                                                    ========    ========   ========
Pension Expense
---------------
 Service cost...................................................................................    $    278    $    289   $    212
 Interest cost..................................................................................         611         682        592
 Amortization of net gain.......................................................................        (433)       (721)      (639)
 Amortization of unrecognized prior service cost................................................          46         264        240
                                                                                                    --------    --------   --------
   Net pension expense..........................................................................    $    502    $    514   $    405
                                                                                                    ========    ========   ========
Actuarial Assumption
--------------------
 Discount rate..................................................................................        7.00%       7.25%      7.75%


 Defined Contribution Plans

   We have defined contribution savings and supplemental retirement plans that cover substantially all U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible domestic employees. The contributions are based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.86 million for 2002, $1.70 million for 2001 and $1.68 million for 2000.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


11. Commitments and Contingencies

 Leases
   Future minimum rental commitments under noncancellable operating leases are as follows:

      Year
       ----
      2003..................................................................    $2,948
      2004..................................................................     2,460
      2005..................................................................     1,520
      2006..................................................................       640
      2007..................................................................       372
       Thereafter...........................................................     1,002
                                                                                ------
         Total future minimum rental payments...............................    $8,942
                                                                                ======


   Total rent expense amounted to approximately $3.67 million in 2002, $3.52 million in 2001 and $5.0 million in 2000. Certain of our leases contain purchase and/or renewal options.

 Litigation
   We are subject to litigation in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits and that the outcome will not have a material adverse effect on our financial position or results of operations.

 Credit Arrangements
   We have lines of credit totaling $100.4 million, with interest payable at each lender's prime rate. We did not have any borrowings at June 30, 2002 or June 30, 2001. Of the total available, $25 million expires in October 2002, $25 million expires in November 2002 and $25 million expires in March 2003. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.4 million in lines of credit with no expiration date.

 Rabbi Trust
   We have established a trust to hold amounts which may become payable in the future to certain executives of the Company pursuant to various employment, supplemental benefit and severance agreements upon a change of control of the Company. We are obligated to fund the trust upon the occurrence of events tending to indicate that a future change in control of the Company could occur.

12. Gain on Sale of Technology
   In the third quarter of fiscal 2000 we announced the sale of technology from a discontinued R&D project at our InterVascular, Inc. subsidiary. The sale resulted in an after-tax gain of $2.5 million.

13. Restructuring Charge
   In the first and second quarters of fiscal 2002, we recorded restructuring charges totaling $11.4 million ($5.1 million in the first quarter and $6.3 million in the second quarter). The restructuring charges consisted of the following.

   First Quarter

   o severance expenses, asset write-downs and exit costs related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, the Netherlands, and

   o severance expenses for employee terminations in New Jersey facilities.

   By the end of the fourth quarter, the manufacture of VasoSeal was centralized in the Mahwah, New Jersey VasoSeal facility and the Vaals facility was formally closed and put up for sale. We received FDA

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


13. Restructuring Charge--(Continued)

clearance for manufacturing at the Mahwah facility, which also houses VasoSeal R&D, warehousing and administration.

   Headcount reductions, primarily in the Netherlands, totaled 110 people, or 8% of our worldwide employment. All of the New Jersey based employees left the Company effective September 30, 2001. All of the Vaals employees left the Company by the end of May 2002.

   Second Quarter

   o workforce reductions in VasoSeal and Patient Monitoring

   o costs associated with discontinuing the coronary stent sales business in Europe, including the resulting impairment of our investments in AMG and QualiMed, and

   o closure of an unprofitable Cardiac Assist direct sales operation in a European country.

   Based on the highly competitive stent market in Europe and an analysis of the future economic contributions of the stent business, we decided to exit the coronary stent business. In conjunction with this decision, we decided not to exercise the option to purchase the remaining 70% of the equity of AMG and QualiMed and to discontinue support to these businesses. As a consequence of these decisions and the resulting impact on the operations of AMG and QualiMed, we determined that there has been an other than temporary decline in the value of these investments. As a result, we adjusted the carrying value of these investments to their net realizable value by writing off our 30% equity investment in these two companies. We will continue to sell peripheral stent products in Europe through our subsidiary, InterVascular, Inc. The Cardiac Assist direct sales operation in a European country was closed because it was unprofitable. We will distribute our Cardiac Assist products through a distributor in this country. The restructuring charge in the second quarter includes severance expenses for 41 people, or 3% of our worldwide employment. Substantially all of the terminated employees left the Company effective December 31, 2001.

   The workforce reductions will not have any significant impact on our operations. Severance accrued for terminated employees will be utilized by the end of fiscal 2003. A summary of the restructuring charges and remaining liability at June 30, 2002 is shown below.


                                                                             CA
                                        Vaals                   Stent      Office
                                        Plant        US        Business    Closure
                                         Exit     Workforce      Exit     European
                                        Costs    Reductions     Costs      Country     Total
                                        ------   ----------    --------   --------    -------
Q1 Fiscal 2002 restructuring charges    $3,570     $1,562       $   --       $--      $ 5,132
Q2 Fiscal 2002 restructuring charges       354        986        4,900        91        6,331
                                        ------     ------       ------       ---      -------
Total restructuring charges.........     3,924      2,548        4,900        91       11,463
Utilized through June 30, 2002......     3,659      2,046        4,426        91       10,222
                                        ------     ------       ------       ---      -------
Remaining liability at June 30, 2002    $  265     $  502       $  474       $--      $ 1,241
                                        ======     ======       ======       ===      =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


14. Quarterly Financial Data (Unaudited)


                                                   Year Ended June 30, 2002
                                      --------------------------------------------------
                                       First     Second     Third     Fourth
                                      Quarter   Quarter    Quarter   Quarter     Total
                                      -------   -------    -------   -------    --------
Net sales.........................    $70,900   $78,300    $81,400   $86,800    $317,400
                                      -------   -------    -------   -------    --------
Gross margin......................    $42,994   $46,112    $46,533   $48,229    $183,868
                                      -------   -------    -------   -------    --------
Net earnings (loss)...............    $ 3,334   $(1,705)   $ 6,026   $ 6,246    $ 13,901
                                      -------   -------    -------   -------    --------
Earnings (loss) per share, basic..    $  0.23   $ (0.12)   $  0.41   $  0.42    $   0.94
                                      -------   -------    -------   -------    --------
Earnings (loss) per share, diluted    $  0.22   $ (0.12)   $  0.40   $  0.42    $   0.92
                                      -------   -------    -------   -------    --------

                                                   Year Ended June 30, 2001
                                      --------------------------------------------------
                                       First     Second     Third     Fourth
                                      Quarter   Quarter    Quarter   Quarter     Total
                                      -------   -------    -------   -------    --------
Net sales.........................    $68,300   $76,100    $82,200   $86,200    $312,800
                                      -------   -------    -------   -------    --------
Gross margin......................    $40,638   $46,050    $49,672   $51,410    $187,770
                                      -------   -------    -------   -------    --------
Net earnings......................    $ 6,083   $ 8,167    $ 8,640   $11,353    $ 34,243
                                      -------   -------    -------   -------    --------
Earnings per share, basic.........    $  0.41   $  0.55    $  0.58   $  0.77    $   2.30
                                      -------   -------    -------   -------    --------
Earnings per share, diluted ......    $  0.39   $  0.53    $  0.56   $  0.74    $   2.20
                                      -------   -------    -------   -------    --------

   Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

15. Earnings Per Share
   The computation of basic and diluted earnings per share is shown in the table below.

                                                                                                            Year Ended June 30,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                       -------    -------   -------
Net earnings.......................................................................................    $13,901    $34,243   $33,075
                                                                                                       -------    -------   -------
Weighted average shares outstanding for basic earnings per share...................................     14,778     14,904    15,169
Effect of dilutive employee stock options..........................................................        297        643       911
                                                                                                       -------    -------   -------
Weighted average shares outstanding for diluted earnings per share.................................     15,075     15,547    16,080
                                                                                                       =======    =======   =======
Basic earnings per share...........................................................................    $  0.94    $  2.30   $  2.18
                                                                                                       -------    -------   -------
Diluted earnings per share.........................................................................    $  0.92    $  2.20   $  2.06
                                                                                                       -------    -------   -------

                        DATASCOPE CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



            Column A                 Column B             Column C            Column D      Column E
          -----------              ------------    -----------------------   ----------    ----------
                                                         Additions
                                                   -----------------------
                                                      (1)          (2)
                                                  Charged to    Charged to   Deductions
                                    Balance at       Costs        Other         from       Balance at
          Description              Beginning of       and       Accounts--   Reserves--     Close of
          -----------                 Period       Expenses      Describe     Describe       Period
                                   ------------   ----------    ----------   ----------    ----------
Year Ended June 30, 2002
Allowance for doubtful accounts      $ 1,350         $ 91          $--         $282(A)       $1,159
                                     =======         ====          ===         =======       ======
Reserve for warranty costs.....          350           --           --           25(A)          325
                                     =======         ====          ===         =======       ======
Year Ended June 30, 2001
Allowance for doubtful accounts      $ 1,644         $ 34          $--         $328(A)       $1,350
                                     =======         ====          ===         =======       ======
Reserve for warranty costs.....          640           --           --          290(A)          350
                                     =======         ====          ===         =======       ======
Year Ended June 30, 2000
Allowance for doubtful accounts       $1,192         $567          $--         $115(A)       $1,644
                                     =======         ====          ===         =======       ======
Reserve for warranty costs.....          640           --           --              --          640
                                     =======         ====          ===         =======       ======

---------------
(A) Write-offs