Form 10-Q
period 2002-09-30
DATASCOPE CORP
filed 2002-11-14
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES      NO  x
                                                ---     ---

Number of Shares of Company's Common Stock outstanding as of October 31, 2002: 14,778,798.

                                 Datascope Corp.

                                 Form 10-Q Index

                                                                                                               Page
Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at
                  September 30, 2002 and June 30, 2002                                                            1

                  Consolidated Statements of Earnings                                                             2

                  Consolidated Statements of Cash Flows                                                           3

                  Notes to Consolidated Financial Statements                                                    4-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                    8-11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                     12

         Item 4.  Controls and Procedures                                                                        12

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                               13

Signatures                                                                                                       14

Certification of Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Quarterly Reports                                               15-16

Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to section 906 of the Sarbanes-Oxley Act of 2002                                                        17

PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                   Sept 30,            June 30,
                                                                                     2002                2002
                                                                               ---------------     ---------------
Assets                                                                           (unaudited)             (a)
Current Assets:
  Cash and cash equivalents                                                    $         7,735     $         5,548
  Short-term investments                                                                15,816              15,817
  Accounts receivable less allowance for
    doubtful accounts of $1,085 and $1,159                                              68,287              79,400
  Inventories                                                                           53,293              51,930
  Prepaid expenses and other current assets                                             13,842              14,874
                                                                               ---------------     ---------------
      Total Current Assets                                                             158,973             167,569


Property, Plant and Equipment, net of
    accumulated depreciation of $64,586
    and $61,622                                                                         89,916              89,897
Long-Term Investments                                                                   35,136              30,525
Other Assets                                                                            28,892              28,031
                                                                               ---------------     ---------------
                                                                               $       312,917     $       316,022
                                                                               ===============     ===============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                             $        15,367     $        15,258
  Accrued expenses                                                                      13,547              16,393
  Accrued compensation                                                                   9,907              13,218
  Deferred revenue                                                                       4,304               4,459
                                                                               ---------------     ---------------
      Total Current Liabilities                                                         43,125              49,328


Other Liabilities                                                                       15,834              15,716

Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                                             --                  --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares;
    Issued, 17,731 and 17,724 shares                                                       177                 177
  Additional paid-in capital                                                            72,647              72,542
  Treasury stock at cost, 2,953 and 2,946 shares                                       (86,666)            (86,484)
  Retained earnings                                                                    275,523             272,570
  Accumulated other comprehensive loss                                                  (7,723)             (7,827)
                                                                               ---------------     ---------------
                                                                                       253,958             250,978
                                                                               ---------------     ---------------
                                                                               $       312,917     $       316,022
                                                                               ===============     ===============

                  (a) Derived from audited financial statements
                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                         September 30,
                                                                               -----------------------------------
                                                                                    2002                2001
                                                                               ---------------     ---------------
Net Sales                                                                      $        72,000     $        70,900
                                                                               ---------------     ---------------

Costs and Expenses:
  Cost of sales                                                                         29,884              27,906
  Research and development
    expenses                                                                             7,038               5,904
  Selling, general and
    administrative expenses                                                             29,782              27,947
  Restructuring charge                                                                    --                 5,132
                                                                               ---------------     ---------------
                                                                                        66,704              66,889
                                                                               ---------------     ---------------

Operating Earnings                                                                       5,296               4,011

Other (Income) Expense:
  Interest income                                                                         (301)               (657)
  Interest expense                                                                        --                    25
  Other, net                                                                               166                 180
                                                                               ---------------     ---------------
                                                                                          (135)               (452)
                                                                               ---------------     ---------------

Earnings Before Taxes on Income                                                          5,431               4,463

Taxes on Income                                                                          1,738               1,129
                                                                               ---------------     ---------------

Net Earnings                                                                   $         3,693     $         3,334
                                                                               ===============     ===============

Earnings Per Share, Basic                                                      $          0.25     $          0.23
                                                                               ===============     ===============
Weighted average common
   shares outstanding, Basic                                                            14,778              14,783
                                                                               ===============     ===============

Earnings Per Share, Diluted                                                    $          0.25     $          0.22
                                                                               ===============     ===============
Weighted average common
   shares outstanding, Diluted                                                          14,859              15,287
                                                                               ===============     ===============

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                               -----------------------------------
                                                                                    2002                2001
                                                                               ---------------     ---------------
Operating Activities:
         Net cash provided by operating activities                             $         9,178     $         8,670
                                                                               ---------------     ---------------
Investing Activities:
         Capital expenditures                                                           (1,641)             (2,238)
         Purchases of investments                                                      (11,572)            (33,236)
         Maturities of investments                                                       6,962              35,160
                                                                               ---------------     ---------------
         Net cash used in investing activities                                          (6,251)               (314)
                                                                               ---------------     ---------------

Financing Activities:
         Treasury shares acquired under repurchase programs                               (182)             (6,345)
         Exercise of stock options and other                                               105                (909)
         Cash dividends paid                                                              (740)               (739)
                                                                               ---------------     ---------------
         Net cash used in financing activities                                            (817)             (7,993)
                                                                               ---------------     ---------------
         Effect of exchange rates on cash                                                   77                 (36)
                                                                               ---------------     ---------------

Increase in cash and cash equivalents                                                    2,187                 327
Cash and cash equivalents, beginning of period                                           5,548               5,545
                                                                               ---------------     ---------------

Cash and cash equivalents, end of period                                       $         7,735     $         5,872
                                                                               ===============     ===============

Supplemental Cash Flow Information
         Cash refunded during the period for:
           Income taxes                                                        $          (654)    $        (1,438)
                                                                               ---------------     ---------------
         Non-cash transactions:
           Net transfers of inventory to fixed assets
             for use as demonstration equipment                                $         1,860     $         2,858
                                                                               ---------------     ---------------

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company" - which may be referred to as "our", "us" or "we"). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information, and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year.

Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

We have reclassified certain prior year information to conform with the current year presentation.

2. Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                       Sept 30,         June 30,
                                         2002             2002
                                      ----------       ----------
        Materials                     $   24,843       $   21,301
        Work in Process                    9,313            9,228
        Finished Goods                    19,137           21,401
                                      ----------       ----------
                                      $   53,293       $   51,930
                                      ==========       ==========

3. Stockholders' Equity

Changes in the components of stockholders' equity for the three months ended September 30, 2002 were as follows:

        Net earnings                                           $   3,693
        Foreign currency translation adjustments                     104
        Common stock and additional paid-in
              capital effects of stock option activity               105
        Cash dividends on common stock                              (740)
        Purchases under stock repurchase plans                      (182)
                                                               ---------
        Total increase in stockholders' equity                 $   2,980
                                                               =========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

For Three Months Ended                       September 30, 2002                          September 30, 2001
----------------------            ----------------------------------------     ----------------------------------------
                                     Net                         Per Share        Net                        Per Share
Basic EPS                          Earnings        Shares         Amount        Earnings        Shares         Amount
---------                         ----------     ----------     ----------     ----------     ----------     ----------
Earnings available to
   common shareholders            $    3,693         14,778     $     0.25     $    3,334         14,783     $     0.23

Diluted EPS
-----------
Options issued to employees             --               81           --             --              504          (0.01)
                                  ----------     ----------     ----------     ----------     ----------     ----------

Earnings available to
   common shareholders
   plus assumed conversions       $    3,693         14,859     $     0.25     $    3,334         15,287     $     0.22
                                  ==========     ==========     ==========     ==========     ==========     ==========


5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three month periods ended September 30, 2002 and 2001 our comprehensive income was as follows:

                                                       2002             2001
                                                    ----------       ----------
              Net earnings                          $    3,693       $    3,334
              Foreign currency translation gain            104            1,362
                                                    ----------       ----------
              Total comprehensive income            $    3,797       $    4,696
                                                    ==========       ==========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

6.  Segment Information

Our business is the development, manufacture and sale of medical devices. We have two reportable segments, Cardiac Assist/Monitoring Products and Collagen Products/Vascular Grafts.

The Cardiac Assist/Monitoring Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of cardiovascular disease and electronic physiological monitors that provide for patient safety and management of patient care.

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

                                                     Cardiac             Collagen
                                                     Assist/             Products/          Corporate
                                                   Monitoring            Vascular              and
                                                    Products              Grafts            Other (a)         Consolidated
                                                 ---------------     ---------------     ---------------     ---------------
Three months ended September 30, 2002
Net sales to external customers                  $        54,079     $        17,572     $           349     $        72,000
                                                 ---------------     ---------------     ---------------     ---------------
Operating earnings                               $         4,505     $           316     $           475     $         5,296
                                                 ---------------     ---------------     ---------------     ---------------

Three months ended September 30, 2001
Net sales to external customers                  $        52,310     $        18,314     $           276     $        70,900
                                                 ---------------     ---------------     ---------------     ---------------
Operating earnings (loss) (b)                    $         5,711     $        (1,814)    $           114     $         4,011
                                                 ---------------     ---------------     ---------------     ---------------

Reconciliation to consolidated earnings
    before income taxes:                              2002                 2001
                                                 ---------------     ---------------
Consolidated operating earnings                  $         5,296     $         4,011
Interest income, net                                         301                 632
Other (expense) income                                      (166)               (180)
                                                 ---------------     ---------------
Consolidated earnings before taxes               $         5,431     $         4,463
                                                 ===============     ===============

(a) Net sales of life science products by Genisphere are included within Corporate and Other.

(b) Excluding restructuring expenses in the three months ended September 30, 2001, operating earnings were $6.1 million for the Cardiac Assist/ Monitoring Products segment, $2.8 million for the Collagen Products/ Vascular Grafts segment and $0.2 million for Corporate and Other.

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

The workforce reductions, totaling 151 employees or 11% of our worldwide employment, did not have any significant impact on our operations. Severance accrued for terminated employees will be utilized by the end of fiscal 2003. A summary of the restructuring charges and remaining liability at September 30, 2002 is shown below.

                                                                                              CA Office
                                                   Vaals           U.S.          Stent         Closure
                                                   Plant        Workforce       Business       European
                                                 Exit Costs     Reductions     Exit Costs      Country          Total
                                                 ----------     ----------     ----------     ----------     ----------
Q1 Fiscal 2002 restructuring charges             $    3,570     $    1,562     $     --       $     --       $    5,132
Q2 Fiscal 2002 restructuring charges                    354            986          4,900             91          6,331
                                                 ----------     ----------     ----------     ----------     ----------
Total restructuring charges                           3,924          2,548          4,900             91         11,463
Utilized through September 30, 2002                   3,874          2,279          4,694             91         10,938
                                                 ----------     ----------     ----------     ----------     ----------
Remaining liability at September 30, 2002        $       50     $      269     $      206     $     --       $      525
                                                 ==========     ==========     ==========     ==========     ==========

                        Datascope Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     First quarter of fiscal 2003 compared to the corresponding period last year.

     Net Sales

         Net sales of $72.0 million in the first quarter of fiscal 2003 increased 2% compared to last year.

              Sales of the Cardiac Assist/Monitoring Products segment were $54.1 million compared to $52.3 million in the first quarter last year.

                  Sales of Cardiac Assist products decreased 3% to $25.6 million. During the quarter, there was a change in ownership of the Company's Japanese distributor. As a consequence, Datascope was advised that the distributor's purchases would be reduced in each quarter of fiscal 2003 in order to reduce inventory. The first quarter effect was to reduce total Cardiac Assist sales by 2.2%. Excluding Japan, the worldwide sales of IAB catheters increased 6% with gains in the U.S. and international direct markets. Sales of the new Fidelity(TM) 8 Fr. IAB catheter continued to increase impressively, accounting for nearly 46% of IAB sales in the final month of the quarter.

                  Patient Monitoring sales rose 10% to a record $28.5 million, driven by higher sales of Accutorr(R) Plus noninvasive blood pressure monitors and Masimo SET(R)(1) pulse oximetry sensors. Market demand for the Passport 2(R) portable patient monitor and the PatientNet(R)(2) wireless monitoring system also continued strong.

              Sales of the Collagen Products/Vascular Grafts segment were $17.6 million compared to $18.3 million in the first quarter last year.

                  During the first quarter, sales of VasoSeal(R) arterial puncture sealing devices decreased 13% to $11.0 million, continuing to reflect the intensely competitive market environment. During the current quarter, the Company is launching the VasoSeal Low Profile(TM), a product that is specifically designed for use after 4 and 5 Fr. diagnostic procedures. The Company believes that the availability of the VasoSeal Low Profile product will increase its market share in the diagnostic catheterization market, which is moving towards use of smaller diameter catheters. Also during the first quarter, the Company received FDA approval to market the new VasoSeal Elite(TM) device, which incorporates a new, proprietary collagen hemostat. Full market release of the Elite device, which has demonstrated encouraging performance in limited U.S. testing, is anticipated to occur by the end of the third fiscal quarter. Both VasoSeal Elite and VasoSeal Low Profile employ the improved Modified Hold Technique (MHT) deployment method.

--------
     (1) Masimo SET is a registered trademark of Masimo Corp.

     (2) PatientNet is a registered trademark of General Electric Co.

                  Sales of InterVascular, Inc. increased 21% to $6.4 million, reflecting continued strong demand for the InterGard Silver(TM) anti-microbial graft in international markets, favorable foreign exchange, increased U.S. sales attributable to the activity of the new, dedicated direct sales force, and higher sales of peripheral stents in European markets.

         The weaker U.S. dollar compared to the Euro and the British Pound increased total sales by approximately $1.0 million in the first quarter of fiscal 2003.

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 58.5% for the first quarter of fiscal 2003 compared to 60.6% for the corresponding period last year. The reduced gross profit percentage in the first quarter of fiscal 2003 was primarily attributable to a less favorable sales mix, as a result of increased sales of lower margin patient monitoring products and decreased sales of higher margin cardiac assist and VasoSeal products. Partially offsetting the above was a favorable impact from an insurance settlement of $500 thousand, accounted for as a reduction to cost of sales, consistent with the accounting treatment for the related inventory write-off which was recorded as a charge to cost of sales in a previous period.

     Research and Development (R&D)

         We continued our companywide focus on new product development and improvements of existing products in the first quarter of fiscal 2003. Spending on R&D reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. R&D expenses increased 19% to $7.0 million in the first quarter of fiscal 2003 compared to $5.9 million last year and increased as a percentage of sales to 9.8% for the first quarter of fiscal 2003 compared to 8.3% last year. The increased R&D expenses were primarily attributable to new product development projects in the Patient Monitoring, VasoSeal and InterVascular businesses.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales were 41.4% in the first quarter of fiscal 2003 compared to 39.4% last year.

         SG&A expenses were $29.8 million in the first quarter of fiscal 2003 compared to $27.9 million last year. The increase in SG&A expenses was primarily attributable to:

         o investment in building a U.S. direct field force for InterVascular, Inc.

         o severance expenses related to workforce reductions in the VasoSeal business.

         The weaker U.S. dollar compared to the Euro and the British Pound increased SG&A expenses by approximately $0.7 million in the first quarter of fiscal 2003.

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

         The workforce reductions totaling 151 employees or 11% of our worldwide employment did not have any significant impact on our operations. Severance accrued for terminated employees will be utilized by the end of fiscal 2003.

     Other Income and Expense

         Interest income was $0.3 million in the first quarter compared to $0.7 million last year. The decline in interest income was the result of a lower average portfolio balance (from $46.8 million to $43.0 million) and a decrease in the average yield from 5.4% to 3.6%.

     Income Taxes

         In the first quarter of fiscal 2003, the consolidated effective tax rate was 32.0% compared to 25.3% for the first quarter last year. The lower tax rate in the first quarter last year was primarily attributable to a higher proportion of expenses recorded in jurisdictions subject to a higher statutory tax rate.

     Net Earnings

         Net earnings were $3.7 million or $0.25 per diluted share in the first quarter of fiscal 2003 compared to $3.3 million, or $0.22 per diluted share last year.

         Excluding the restructuring charge last year, net earnings were $3.7 million or $0.25 per diluted share in the first quarter of fiscal 2003, compared to $6.6 million or $0.43 per diluted share for the corresponding period last year. The decreased earnings primarily reflect a reduced gross margin and increased SG&A and R&D expenses, as discussed above.

     Liquidity and Capital Resources

         Working capital was $115.8 million at September 30, 2002, compared to $118.2 million at June 30, 2002. The current ratio was at 3.7:1 compared to 3.4:1. The decrease in working capital was primarily the result of a decrease in accounts receivable ($11.1 million), partially offset by a decrease in current liabilities ($6.2 million).

         In the first quarter of fiscal 2003, cash provided by operations was $9.2 million compared to $8.7 million last year. The increase is primarily attributable to a decrease in accounts receivable and inventories. Net cash used in investing activities was $6.3 million, attributable to purchases of investments of $11.6 million and the purchase of $1.6 million of property, plant and equipment, offset by $7.0 million maturities of investments. Net cash used in financing activities was $0.8 million, due to $0.7 million dividends paid and stock repurchases of $0.2 million, offset by stock option activity of $0.1 million.

         We believe our financial resources are sufficient to meet our projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected the Company.

     Information Concerning Forward Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the possibility that market conditions may change, particularly as the result of competitive activity in the Cardiac Assist, Vascular Sealing and other markets served by the Company, the Company's dependence on certain unaffiliated suppliers (including manufacturers) for Patient Monitoring, Cardiac Assist and VasoSeal products and the Company's ability to gain market acceptance for new products. Additional risks are the possibility that the availability of the VasoSeal Low Profile product will not increase our market share in the diagnostic catherization market, the ability of the Company to successfully introduce new products, continued demand for the Company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

     Critical Accounting Policies

         As discussed in Note 1 to the Consolidated Financial Statements, the Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Management regularly evaluates its estimates and assumptions on an on-going basis and adjusts as necessary to accurately reflect current conditions. These estimates and assumptions are based on historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management believes that the following are its critical accounting policies and estimates:

         o    Allowance for Doubtful Accounts

              We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at a net realizable value. We rely on prior experience to estimate cash which ultimately will be collected from the gross receivables balance at quarter-end. Such amount cannot be known with certainty at the financial statement date. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for estimated future collection losses on existing receivables that arise from customer accounts which do not reflect the inability to pay at the financial statement date, but may later be fully or partially uncollectable.

         o    Inventory Valuation

              We value our inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventory reserves are recorded to report inventory at its fair market value. A reserve is recorded for inventory specifically identified as slow-moving or obsolete. In addition, a general reserve is recorded based upon the Company's historical experience with inventory becoming obsolete due to age, changes in technology and other factors.

         o    Goodwill Valuation

              Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to the impairment rules of SFAS 142, which the Company adopted in the first quarter of fiscal 2002. Goodwill is tested for impairment on an annual basis or more frequently if changes in circumstances or the occurrence of events that suggest an impairment may exist. The Company determines the fair market value of its reporting units using estimates of projected cash flows.

         o    Income Taxes

              Datascope operates in multiple tax jurisdictions with different tax rates and must determine the allocation of income to each of these jurisdictions based on estimates and assumptions. In the normal course of business, the Company will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews frequently require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

         o    Pension Plan Actuarial Assumptions

              The Company sponsors pension plans covering substantially all of its employees who meet the applicable eligibility requirements. The Company uses several actuarial and other statistical factors which attempt to anticipate future events in calculating its expense and liability related to its pension plans. These factors include assumptions about discount rate, expected return on plan assets and rate of future compensation increases. In addition, the Company's actuarial consultants also utilize subjective assumptions, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to the changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences, depending on their magnitude, could have a significant impact on the amount of pension expense recorded by the Company in any particular period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

         As of September 30, 2002, we had a notional amount of $7.4 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

Item 4. Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Part II: OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K

                      a.   Exhibits

                           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

                   DATASCOPE CORP.
                   Registrant





                   By: \s\ Lawrence Saper
                       ------------------
                         Chairman of the Board and Chief Executive Officer






                   By: \s\ Leonard S. Goodman
                       ----------------------
                         Vice President, Chief Financial Officer and Treasurer




     Dated:  November 14, 2002

Certification of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Quarterly Reports

I, Lawrence Saper, Chairman of the Board and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Datascope Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002


                                                  \s\  Lawrence Saper
                                                  -------------------------
                                                  Lawrence Saper
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Certification of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Quarterly Reports

I, Leonard S. Goodman, Vice President, Chief Financial Officer and Treasurer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Datascope Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002



                               \s\  Leonard S. Goodman
                               ---------------------------------------
                               Leonard S. Goodman
                               Vice President, Chief Financial Officer
                               and Treasurer