Form 10-Q
period 2002-12-31
DATASCOPE CORP
filed 2003-02-14
CIK 27096

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2002
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                               --------------------------

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

               14 Philips Parkway, Montvale, New Jersey 07645-9998
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 391-8100
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

    -------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

Number of Shares of Company's Common Stock outstanding as of January 31, 2003:
14,768,269.

                                 Datascope Corp

                                 Form 10-Q Index

                                                                                              Page
Part I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets at
               December 31, 2002 and June 30, 2002                                                1

               Consolidated Statements of Earnings                                                2

               Consolidated Statements of Cash Flows                                              3

               Notes to Consolidated Financial Statements                                       4-7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                       8-14

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk                        15

     Item 4.   Controls and Procedures                                                           15

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                 16

     Item 4.   Submission of Matters to a Vote of Security Holders                               16

     Item 6.   Exhibits and Reports on Form 8-K                                                  16

Signatures                                                                                       17

Certification of Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Quarterly Reports                               18-19

Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to section 906 of the Sarbanes-Oxley Act of 2002                                        20

PART I.  FINANCIAL INFORMATION
   Item 1. Financial Statements

                     Datascope Corp. and Subsidiaries
                       Consolidated Balance Sheets
                              (In thousands)

                                                     Dec 31,      June 30,
                                                      2002         2002
                                                    ---------    ---------
Assets                                             (unaudited)      (a)
Current Assets:
  Cash and cash equivalents                         $  14,313    $   5,548
  Short-term investments                               18,456       15,817
  Accounts receivable less allowance for
    doubtful accounts of $1,274 and $1,159             70,937       79,400
  Inventories                                          53,413       51,930
  Prepaid expenses and other current assets            13,823       14,874
                                                    ---------    ---------
      Total Current Assets                            170,942      167,569

Property, Plant and Equipment, net of accumulated
    depreciation of $67,351 and $61,622                89,953       89,897
Long-Term Investments                                  32,744       30,525
Other Assets                                           29,330       28,031
                                                    ---------    ---------
                                                    $ 322,969    $ 316,022
                                                    =========    =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                  $  16,521    $  15,258
  Accrued expenses                                     13,512       16,393
  Accrued compensation                                 11,864       13,218
  Deferred revenue                                      3,900        4,459
                                                    ---------    ---------
      Total Current Liabilities                        45,797       49,328

Other Liabilities                                      16,060       15,716
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none            --           --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares;
    Issued, 17,734 and 17,724 shares                      177          177
  Additional paid-in capital                           72,657       72,542
  Treasury stock at cost, 2,965 and 2,946 shares      (86,970)     (86,484)
  Retained earnings                                   281,766      272,570
  Accumulated other comprehensive loss                 (6,518)      (7,827)
                                                    ---------    ---------
                                                      261,112      250,978
                                                    ---------    ---------
                                                    $ 322,969    $ 316,022
                                                    =========    =========

              (a) Derived from audited financial statements
              See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                       Six Months Ended     Three Months Ended
                                         December 31,           December 31,
                                       2002       2001       2002       2001
                                     --------   --------   --------   --------

Net Sales                            $154,500   $149,200   $ 82,500   $ 78,300
                                     --------   --------   --------   --------
Costs and Expenses:
  Cost of sales                        64,574     60,094     34,690     32,188
  Research and development
    expenses                           14,292     11,896      7,254      5,992
  Selling, general and
    administrative expenses            63,318     61,645     33,536     33,698
  Gain on legal settlement             (3,028)      --       (3,028)      --
  Restructuring charges                  --       11,463       --        6,331
                                     --------   --------   --------   --------
                                      139,156    145,098     72,452     78,209
                                     --------   --------   --------   --------
Operating Earnings                     15,344      4,102     10,048         91
Other (Income) Expense:
  Interest income                        (632)    (1,046)      (331)      (389)
  Interest expense                          1         39          1         14
  Other, net                               39        370       (127)       190
                                     --------   --------   --------   --------
                                         (592)      (637)      (457)      (185)
                                     --------   --------   --------   --------

Earnings Before Taxes on Income        15,936      4,739     10,505        276
Taxes on Income                         5,261      3,110      3,523      1,981
                                     --------   --------   --------   --------
Net Earnings (Loss)                  $ 10,675   $  1,629   $  6,982   $ (1,705)
                                     ========   ========   ========   ========

Earnings (Loss) Per Share, Basic     $   0.72   $   0.11   $   0.47   $  (0.12)
                                     ========   ========   ========   ========

Weighted average common
   shares outstanding, Basic           14,782     14,778     14,778     14,773
                                     ========   ========   ========   ========

Earnings (Loss) Per Share, Diluted   $   0.72   $   0.11   $   0.47   $  (0.12)
                                     ========   ========   ========   ========

Weighted average common
   shares outstanding, Diluted         14,854     15,140     14,841     14,773
                                     ========   ========   ========   ========

   See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                                 --------    --------
                                                                                   2002        2001
                                                                                 --------    --------
Operating Activities:
     Net cash provided by operating activities                                   $ 19,107    $  8,105
                                                                                 --------    --------

Investing Activities:
     Capital expenditures                                                          (3,029)     (4,221)
     Purchases of investments                                                     (28,811)    (44,888)
     Maturities of investments                                                     23,953      54,737
                                                                                 --------    --------
     Net cash (used in) provided by investing activities                           (7,887)      5,628
                                                                                 --------    --------

Financing Activities:
     Treasury shares acquired under repurchase programs                              (486)     (8,790)
     Exercise of stock options and other                                              115         840
     Cash dividends paid                                                           (1,479)     (1,478)
                                                                                 --------    --------
     Net cash used in financing activities                                         (1,850)     (9,428)
                                                                                 --------    --------

     Effect of exchange rates on cash                                                (605)       (256)
                                                                                 --------    --------

Increase in cash and cash equivalents                                               8,765       4,049
Cash and cash equivalents, beginning of period                                      5,548       5,545
                                                                                 --------    --------

Cash and cash equivalents, end of period                                         $ 14,313    $  9,594
                                                                                 ========    ========

Supplemental Cash Flow Information
     Cash paid (refunded) during the period for:
       Income taxes                                                              $  2,298    ($   791)
                                                                                 --------    --------

     Non-cash transactions:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                      $  3,386    $  4,386
                                                                                 --------    --------


                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company" - which may be referred to as "our", "us" or "we"). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information, and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year.

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

We have reclassified certain prior year information to conform with the current year presentation.

2. Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                           --------    -------
                                           Dec. 31,    June 30,
                                             2002        2002
                                           --------    -------

Materials                                  $ 23,975    $21,301
Work in Process                               9,843      9,228
Finished Goods                               19,595     21,401
                                           --------    -------
                                           $ 53,413    $51,930
                                           ========    =======

3. Stockholders' Equity

Changes in the components of stockholders' equity for the six months ended December 31, 2002 were as follows:

Net earnings                               $ 10,675
Foreign currency translation adjustments      1,309
Common stock and additional paid-in
 capital effects of stock option activity       115
Cash dividends on common stock               (1,479)
Purchases under stock repurchase plans         (486)
                                           --------
Total increase in stockholders' equity     $ 10,134
                                           ========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4. Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

----------------------                      ------------------------------------      --------------------------------------
For Three Months Ended                                December 31, 2002                           December 31, 2001
----------------------                      ------------------------------------      --------------------------------------
                                              Net                      Per Share       Net                         Per Share
Basic EPS                                   Earnings        Shares        Amount      Earnings          Shares        Amount
---------                                   --------        ------        ------      --------          ------        ------
Earnings (loss) available to
   common shareholders                      $ 6,982         14,778        $   0.47     ($1,705)         14,773        ($0.12)

Diluted EPS
Options issued to employees                    --               63           --           --              --            --
                                            -------        -------        -------      -------         -------        ------

Earnings (loss) available to
   common shareholders
   plus assumed conversions                 $ 6,982         14,841        $   0.47     ($1,705)         14,773        ($0.12)
                                            =======        =======        ========     =======         =======        ======

--------------------                        ------------------------------------      --------------------------------------
For Six Months Ended                                  December 31, 2002                           December 31, 2001
--------------------                        ------------------------------------      --------------------------------------
                                              Net                      Per Share       Net                         Per Share
Basic EPS                                   Earnings        Shares        Amount      Earnings          Shares        Amount
---------                                   --------        ------        ------      --------          ------        ------
Earnings available to
   common shareholders                      $10,675         14,782        $   0.72     $ 1,629          14,778        $0.11

Diluted EPS
Options issued to employees                    --               72         --             --               362         --
                                            -------        -------        --------     -------         -------        -----

Earnings available to
   common shareholders
   plus assumed conversions                 $10,675         14,854        $   0.72     $ 1,629          15,140        $0.11
                                            =======        =======        ========     =======         =======        =====

5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three and six month periods ended December 31, 2002 and 2001 our comprehensive income was as follows:

                                                               Six Months Ended                   Three Months Ended
                                                         -----------------------------        ----------------------------
                                                           12/31/02        12/31/01            12/31/02        12/31/01
                                                         -------------   -------------        ------------   -------------
         Net earnings (loss)                                  $10,675          $1,629              $6,982         ($1,705)
         Foreign currency translation
              gain (loss)                                       1,309             920               1,205            (442)
                                                         -------------   -------------        ------------   -------------
         Total comprehensive income (loss)                    $11,984          $2,549              $8,187         ($2,147)
                                                         =============   =============        ============   =============

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

                                                              Cardiac           Collagen
                                                              Assist /          Products /         Corporate
                                                            Monitoring          Vascular             and
                                                             Products            Grafts            Other (a)        Consolidated
-------------------------------------                        ---------          ---------          ---------          ---------
Three months ended December 31, 2002
-------------------------------------
Net sales to external customers                              $  64,003          $  18,221          $     276          $  82,500
                                                             ---------          ---------          ---------          ---------
Operating earnings (b)                                       $   6,969          $   1,289          $   1,790          $  10,048
                                                             ---------          ---------          ---------          ---------
-------------------------------------
Three months ended December 31, 2001
-------------------------------------
Net sales to external customers                              $  59,302          $  18,750          $     248          $  78,300
                                                             ---------          ---------          ---------          ---------
Operating earnings (loss) (c)                                $     571          $     601          ($  1,081)         $      91
                                                             ---------          ---------          ---------          ---------
-------------------------------------
Six months ended December 31, 2002
-------------------------------------
Net sales to external customers                              $ 118,082          $  35,793          $     625          $ 154,500
                                                             ---------          ---------          ---------          ---------
Operating earnings (b)                                       $  11,462          $   1,617          $   2,265          $  15,344
                                                             ---------          ---------          ---------          ---------
-------------------------------------
Six months ended December 31, 2001
-------------------------------------
Net sales to external customers                              $ 111,613          $  37,063          $     524          $ 149,200
                                                             ---------          ---------          ---------          ---------
Operating earnings (loss) (d)                                $   6,281          ($  1,213)         ($    966)         $   4,102
                                                             ---------          ---------          ---------          ---------

-------------------------------------------------------------------------------------------------------------------------------
Reconciliation to consolidated earnings                           Six Months Ended                     Three Months Ended
    before income taxes :                                    12/31/02           12/31/01           12/31/02            12/31/01
-------------------------------------                        ---------          ---------          ---------          ---------
Consolidated operating earnings                              $  15,344          $   4,102          $  10,048          $      91
Interest income, net                                               631              1,007                330                375
Other (expense) income                                             (39)              (370)               127               (190)
                                                             ---------          ---------          ---------          ---------
Consolidated earnings before taxes                           $  15,936          $   4,739          $  10,505          $     276
                                                             =========          =========          =========          =========

(a) Net sales of life science products by Genisphere are included within Corporate and Other.

(b) Excluding the gain on legal settlement, Corporate and Other had operating losses of $1.2 million in the three months ended December 31, 2002 and $0.8 million in the six month period.

(c) Excluding restructuring expenses in the three months ended December 31, 2001, operating earnings were $6.0 million for the Cardiac Assist / Monitoring Products segment and $1.5 million for the Collagen Products / Vascular Grafts segment.

(d) Excluding restructuring expenses in the six months ended December 31, 2001, operating earnings were $12.0 million for the Cardiac Assist / Monitoring Products segment, $4.4 million for the Collagen Products / Vascular Grafts segment and a loss of $0.8 million for Corporate and Other.

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

First Quarter

 |_| severance expenses, asset writedowns and exit costs related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, The Netherlands and

 |_|  severance expenses for employee terminations in New Jersey facilities.

Second Quarter

 |_|  workforce reductions in VasoSeal and Patient Monitoring

 |_| costs associated with discontinuing the coronary stent sales business in Europe, including the resulting impairment of our investments in AMG and QualiMed, and

 |_| closure of an unprofitable Cardiac Assist direct sales operation in a European country.

The workforce reductions, totaling 151 employees or 11% of our worldwide employment, did not have any significant impact on our operations. Severance accrued for terminated employees will be utilized by the end of fiscal 2003. A summary of the restructuring charges and remaining liability at December 31, 2002 is shown below.

                                                                                                   CA Office
                                                       Vaals           U.S.           Stent         Closure
                                                       Plant         Workforce       Business       European
                                                     Exit Costs     Reductions      Exit Costs      Country          Total
                                                    -------------   ------------   -------------  -------------   ------------
Q1 Fiscal 2002 restructuring charges                      $3,570         $1,562            $ --           $ --         $5,132
Q2 Fiscal 2002 restructuring charges                         354            986           4,900             91          6,331
                                                    -------------   ------------   -------------  -------------   ------------
Total restructuring charges                                3,924          2,548           4,900             91         11,463
Utilized through December 31, 2002                         3,877          2,293           4,703             91         10,964
                                                    -------------   ------------   -------------  -------------   ------------
Remaining liability at December 31, 2002                     $47           $255            $197           $ --           $499
                                                    =============   ============   =============  =============   ============

                        Datascope Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Second quarter and first six months of fiscal 2003 compared to the corresponding periods last year.

     Net Sales

         Net sales were $82.5 million in the second quarter and $154.5 million in the first six months of fiscal 2003 representing an increase of 5% and 4%, respectively, compared to the second quarter and first six months of fiscal 2002.

              Sales of the Cardiac Assist / Monitoring Products segment were $64.0 million compared to $59.3 million in the second quarter and $118.1 million in the first six months of fiscal 2003 compared to $111.6 million last year.

                  Sales of cardiac assist products increased 3% to $28.8 million in the second quarter, reflecting strong worldwide sales of intra-aortic balloon pumps. Sales of intra-aortic balloon
                  (IAB) catheters decreased 2% due to the continued reduction in purchases by the Company's distributor in Japan in order to reduce inventory throughout fiscal 2003, as reported last quarter. Excluding Japan, worldwide IAB catheter sales increased 3%. Sales of the new, premium priced Fidelity(TM) 8 Fr. IAB catheter continued to climb, accounting for 49% of IAB catheter second quarter sales. In the first six months of fiscal 2003 sales of Cardiac Assist products were $54.3 million compared to $54.1 million last year.

                  Sales of patient monitoring products rose 12% to $35.2 million in the second quarter, marking the fifth consecutive quarter of double-digit sales growth for Datascope's patient monitoring business. All major patient monitoring products contributed to the record sales. Sales of patient monitoring products in the first six months of fiscal 2003 were $63.8 million compared to $57.4 million last year.

              Sales of the Collagen Products / Vascular Grafts segment were $18.2 million compared to $18.8 million in the second quarter and $35.8 million in the first six months of fiscal 2003 compared to $37.1 million last year.

                  In the second quarter, sales of VasoSeal(R) arterial puncture sealing devices decreased 17% to $10.7 million, as strong competitive pressures in the market continued. During the quarter, the Company introduced VasoSeal Low Profile, specifically designed for use after 4 or 5 Fr. diagnostic procedures. While VasoSeal Low Profile is expected to contribute to sales, changes in the marketplace relating to Medicare reimbursement and the recent availability of new, low priced manual compression assist devices may limit the potential of this new product. During the current quarter, the Company plans to launch the VasoSeal Elite(TM) device, which incorporates a new, proprietary collagen hemostat.

                  Sales of InterVascular, Inc. increased 29% to $7.3 million in the second quarter, reflecting higher U.S. sales, continued strong demand for the InterGard Silver(TM) anti-microbial graft in international markets, and the positive effect of a weaker dollar on international sales in direct markets. In the second quarter of last year, U.S. sales were minimal because the Company's former distributor, whose termination became effective at the end of December 2001, placed no orders in the second quarter. With regard to the InterGard Silver graft, the Company is responding to a request by FDA for additional follow-up data. As a result, the introduction of this product to the U.S. market will be delayed beyond the beginning of calendar 2003 as originally estimated.

         The weaker U.S. dollar compared to the Euro and the British Pound increased total sales by approximately $1.0 million in the second quarter of fiscal 2003 and $2.1 million for the first six months of fiscal 2003.

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 58.0% for the second quarter and 58.2% for the first six months of fiscal 2003 compared to 58.9% and 59.7% for the corresponding periods last year. The reduced gross profit percentage in the second quarter and first six months of fiscal 2003 was primarily attributable to a less favorable sales mix, as a result of increased sales of lower margin patient monitoring products and decreased sales of higher margin VasoSeal products. For the first six month period of fiscal 2003, the gross margin was favorably impacted by an insurance settlement of $500 thousand recorded in the first quarter, accounted for as a reduction to cost of sales, consistent with the accounting treatment for the related inventory write-off which was recorded as a charge to cost of sales in a previous period.

     Research and Development (R&D)

         We continued our companywide focus on new product development and improvements of existing products in the second quarter and first six months of fiscal 2003. Spending on R&D reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. R&D expenses increased 21% to $7.3 million in the second quarter of fiscal 2003, equivalent to 8.8% of sales compared to $6.0 million, or 7.7% of sales for the second quarter last year. R&D expenses increased 20% to $14.3 million in the first six months of fiscal 2003, equivalent to 9.3% of sales compared to $11.9 million, or 8.0% of sales for the same period last year. The increased R&D expenses were primarily attributable to new product development projects in the Patient Monitoring and InterVascular businesses.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses, as a percentage of sales were 40.6% in the second quarter and 41.0% the first six months of fiscal 2003 compared to 43.0% and 41.3% for the corresponding periods last year.

         SG&A expenses were $33.5 million in the second quarter and $63.3 million for the first six months of fiscal 2003 compared to $33.7 million and $61.6 million last year, respectively. The decrease in SG&A expenses in the second quarter was primarily attributable to:

         o decrease in VasoSeal selling expenses related to the restructuring last year
         o elimination of coronary stent selling expenses due to termination of this business in FY 2002

         Offsetting the above were increased expenses in building a U.S. direct field force for InterVascular and higher selling expenses for Patient Monitoring.

         The increase in SG&A expenses for the first six months of fiscal 2003 was primarily attributable to the expenses for building a U.S. direct sales force for InterVascular.

         The weaker U.S. dollar compared to the Euro and the British Pound increased SG&A expenses by approximately $0.7 million in the second quarter and $1.5 million for the first six months of fiscal 2003.

     Special Items

         Gain on Legal Settlement

              On July 21, 1999, Datascope Corp. instituted patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. in the United States District Court, District of Minnesota. In that litigation Datascope's complaint alleged that the manufacture, use and/or sale of Vascular Solutions' Duett device infringed Datascope's United States Patent No. 5,725,498. At the end of November 2002, the parties settled the matter. Pursuant to the settlement, Vascular Solutions paid Datascope $3.75 million and Datascope granted Vascular Solutions a limited, non-exclusive patent license. In the second quarter of fiscal 2003, we recorded an after-tax gain on the settlement, net of related legal expenses, of $1.9 million or $0.13 per diluted share.

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

              The workforce reductions totaling 151 employees or 11% of the Company's world-wide employment did not have any significant impact on our operations. Severance accrued for terminated employees will be utilized by the end of fiscal 2003.

     Other Income and Expense

         Interest income was $0.3 million in the second quarter compared to $0.4 million last year. The decline in interest income in the second quarter of fiscal 2003 was the result of a decrease in the average yield from 4.3% to 3.2%, partially offset by a higher average portfolio balance ($46.9 million vs. $34.8 million). Interest income was $0.6 million in the first six months of fiscal 2003 compared to $1.0 million in the same period last year with the decrease due to the same reasons discussed above.

     Income Taxes

         In the second quarter and first six months of fiscal 2003, the consolidated effective tax rate was 33.5% and 33.0%, respectively. The consolidated effective tax rate in the second quarter and first six months last year was not a meaningful percentage because taxes were significantly impacted by expenses related to the restructuring programs that were not deductible for tax purposes, primarily in international businesses. Excluding special items in both years (the gain on legal settlement in fiscal 2003 and restructuring charges in fiscal 2002), the effective tax rate was 32.0% in the second quarter and first six months of fiscal 2003 compared to 31.5% for the comparable periods last year. The increase in the consolidated effective tax rate in fiscal 2003 was primarily attributable to an increase in state income tax rates.

     Net Earnings

         Net earnings were $7.0 million or $0.47 per diluted share in the second quarter of fiscal 2003 compared to a loss of $1.7 million, or $0.12 per diluted share last year.

         Excluding the gain on legal settlement this year and restructuring charges last year, net earnings were $5.1 million or $0.34 per diluted share in the second quarter of fiscal 2003, compared to $4.5 million or $0.30 per diluted share for the corresponding period last year. The increased earnings primarily reflect an increased gross margin from the higher sales, partially offset by increased R&D expenses, as discussed above.

         Net earnings in the first six months of fiscal 2003 were $10.7 million or $0.72 per diluted share compared to $1.6 million or $0.11 per diluted share last year. Excluding special items in both years, net earnings in the first six months of fiscal 2003 were $8.8 million or $0.59 per diluted share compared to $11.1 million, or $0.73 per diluted share last year.

     Liquidity and Capital Resources

         Working capital was $125.1 million at December 31, 2002, compared to $118.2 million at June 30, 2002. The current ratio was at 3.7:1 compared to 3.4:1. The increase in working capital was primarily the result of an increase in cash and short-term investments ($11.4 million) and a decrease in current liabilities ($3.5 million), partially offset by a decrease in accounts receivable ($8.5 million). The proceeds of the $3.75 million cash payment from the settlement of patent litigation with Vascular Solutions, Inc. are reflected in short-term investments at December 31, 2002.

         In the first six months of fiscal 2003, cash provided by operations was $19.1 million compared to $8.1 million last year. The increase is primarily attributable to the higher net earnings and depreciation and amortization. Net cash used in investing activities was $7.9 million, attributable to purchases of investments of $28.8 million and the purchase of $3.0 million of property, plant and equipment, offset by $24.0 million for maturities of investments. Net cash used in financing activities was $1.9 million, due to $1.5 million dividends paid and stock repurchases of $0.5 million, offset by stock option activity of $0.1 million.

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

     Critical Accounting Policies

         As discussed in Note 1 to the Consolidated Financial Statements, the Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Management regularly evaluates its estimates and assumptions on an on-going basis and adjusts as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management believes that the following are its critical accounting policies and estimates:

         o  Allowance for Doubtful Accounts

              We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at estimated net realizable value. We rely on prior experience to estimate cash which ultimately will be collected from the gross receivables balance at quarter-end. Such amount cannot be known with certainty at the financial statement date. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for estimated future collection losses on existing receivables that arise from customer accounts which do not reflect the inability to pay at the financial statement date, but may later be fully or partially uncollectable.

         o  Inventory Valuation

              We value our inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventory reserves are recorded to report inventory at its estimated fair market value. A reserve is recorded for inventory specifically identified as slow-moving or obsolete. In addition, a general reserve is recorded based upon the Company's historical experience with inventory becoming obsolete due to age, changes in technology and other factors.

         o  Goodwill Valuation

              Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to the impairment rules of SFAS 142, which the Company adopted in the first quarter of fiscal 2002. Goodwill is tested for impairment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment may exist. The Company determines the fair market value of its reporting units using estimates of projected cash flows.

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

     As of December 31, 2002, we had a notional amount of $8.4 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

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

     There have been no significant changes in the Company's internal controls or in other factors that would significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Part II:   OTHER INFORMATION

     Item 1. Legal Proceedings

         On January 28, 2003, Sanmina-SCI, a former supplier to the Company, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that the Company is obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages of $1.2 million, plus material markup, carrying costs and interest. The Company believes it has meritorious defenses in the pending litigation and intends to defend this action vigorously.

         The Public Prosecutor's Office in Darmstadt, Germany is conducting an investigation of one current and one former employee of a German subsidiary of a subsidiary of the Company. The investigation concerns marketing practices under which benefits were provided to customers of that subsidiary. The Company is cooperating with the investigation. The German subsidiary has annual revenues of under $5 million. The Company cannot predict at this time what the results of the investigation may be or whether it could have a material adverse effect on the Company or its business.

     Item 4. Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of Datascope Corp. was held on December 10, 2002 and the following matters were voted upon:

         To approve the election of Alan B. Abramson to serve as a Class II member of the Datascope Corp. board of directors until the 2005 annual meeting of shareholders and until the election and qualification of his successor.
                           For:  11,193,373                Withheld:  1,475,711

         To approve the election of David Altschiller to serve as a Class II member of the Datascope Corp. board of directors until the 2005 annual meeting of shareholders and until the election and qualification of his successor.
                           For:  11,107,161                Withheld:  1,561,923

         William L. Asmundson, George Heller, Arno Nash and Lawrence Saper also continued to serve as members of the Datascope Corp. board of directors after the annual meeting.

         Proposal to approve the Datascope Corp. Amended and Restated Compensation Plan for Non-Employee Directors.
                           For:  9,645,763                 Against:  2,732,825

                           Abstain:  290,496


     Item 6. Exhibits and Reports on Form 8-K

     a.  Exhibits
         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
     b. Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the Registrant filed a Form 8-K dated December 11, 2002, pertaining to the settlement of the patent infringement litigation with Vascular Solutions, Inc. described herein.

     Form 10-Q




SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DATASCOPE CORP.
                         Registrant



                    By: \s\ Lawrence Saper
                        ----------------------------------
                        Chairman of the Board and Chief Executive Officer



                    By: \s\ Leonard S. Goodman
                        ----------------------------------
                        Vice President, Chief Financial Officer and Treasurer



Dated: February 14, 2003

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


Date: February 14, 2003
                               \s\ Lawrence Saper
                               ------------------------------
                               Lawrence Saper
                               Chairman of the Board and Chief Executive Officer

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



Date: February 14, 2003
                          \s\ Leonard S. Goodman
                          ---------------------------------------
                          Leonard S. Goodman
                          Vice President, Chief Financial Officer and Treasurer