Form 10-Q
period 2003-03-31
DATASCOPE CORP
filed 2003-05-15
CIK 27096

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For  Quarter Ended March 31, 2003
                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X   NO
                                               ----

Number of Shares of Company's Common Stock outstanding as of April 30, 2003:
14,768,296.

                                 Datascope Corp

                                 Form 10-Q Index

                                                                            Page
Part I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
            March 31, 2003 and June 30, 2002                                   1

            Consolidated Statements of Earnings                                2

            Consolidated Statements of Cash Flows                              3

            Notes to Consolidated Financial Statements                       4-9

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10-17

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk        18

  Item 4.   Controls and Procedures                                           18

Part II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 19

  Item 6.   Exhibits and Reports on Form 8-K                                  19

Signatures                                                                    20

Certification of Principal Executive Officer and Principal Financial
Officer Regarding Facts and Circumstances Relating to Quarterly Reports    21-22

Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                      March 31,                June 30,
                                                                        2003                     2002
                                                                      ---------                --------
                                                                     (unaudited)                 (a)

      Assets
      Current Assets:
        Cash and cash equivalents                                    $  12,804                $   5,548
        Short-term investments                                          27,551                   15,817
        Accounts receivable less allowance for
          doubtful accounts of $1,845 and $1,159                        70,211                   79,400
        Inventories                                                     55,159                   51,930
        Prepaid expenses and other current assets                       14,627                   14,874
                                                                     ---------                ---------
            Total Current Assets                                       180,352                  167,569

      Property, Plant and Equipment, net of accumulated
          depreciation of $66,550 and $61,622                           89,128                   89,897
      Long-Term Investments                                             31,157                   30,525
      Other Assets                                                      31,008                   28,031
                                                                     ---------                ---------
                                                                     $ 331,645                $ 316,022
                                                                     =========                =========

      Liabilities and Stockholders' Equity
      Current Liabilities:
        Accounts payable                                             $  16,330                $  15,258
        Accrued expenses                                                14,898                   16,393
        Accrued compensation                                            12,922                   13,218
        Deferred revenue                                                 3,984                    4,459
                                                                     ---------                ---------
            Total Current Liabilities                                   48,134                   49,328

      Other Liabilities                                                 16,176                   15,716
      Stockholders' Equity
        Preferred stock, par value $1.00 per share:
          Authorized 5 million shares; Issued, none                         --                       --
        Common stock, par value $.01 per share:
          Authorized, 45 million shares;
          Issued, 17,741 and 17,724 shares                                 177                      177
        Additional paid-in capital                                      72,795                   72,542
        Treasury stock at cost, 2,972 and 2,946 shares                 (87,141)                 (86,484)
        Retained earnings                                              287,399                  272,570
        Accumulated other comprehensive loss                            (5,895)                  (7,827)
                                                                     ---------                ---------
                                                                       267,335                  250,978
                                                                     ---------                ---------
                                                                     $ 331,645                $ 316,022
                                                                     =========                =========

                  (a) Derived from audited financial statements

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Nine Months Ended                        Three Months Ended
                                                       March 31,                                 March 31,
                                         ---------------------------------------     ----------------------------------
                                                  2003                 2002                 2003              2002
                                         -------------------   -----------------     ---------------    ---------------

Net Sales                                 $         239,200     $       230,600       $      84,700     $       81,400
                                         -------------------   ----------------      --------------     --------------
Costs and Expenses:
  Cost of sales                                     100,542              94,961              35,968             34,867
  Research and development
    expenses                                         21,787              18,843               7,495              6,947
  Selling, general and
    administrative expenses                          95,568              92,824              32,250             31,179
  Gain on legal settlement                           (3,028)                 --                  --                 --
  Restructuring charges                                  --              11,463                  --                 --
                                         ------------------    ----------------      --------------     --------------
                                                    214,869             218,091              75,713             72,993
                                         ------------------    ----------------      --------------     --------------
Operating Earnings                                   24,331              12,509               8,987              8,407
Other (Income) Expense:
  Interest income                                    (1,152)             (1,440)               (520)              (394)
  Interest expense                                        1                  50                  --                 11
  Other, net                                            176                 364                 137                 (6)
                                         ------------------    ----------------      --------------     --------------
                                                       (975)             (1,026)               (383)              (389)
                                         ------------------    ----------------      --------------     --------------
Earnings Before Taxes on Income                      25,306              13,535               9,370              8,796
Taxes on Income                                       8,260               5,880               2,999              2,770
                                         ------------------    ----------------      --------------     --------------
Net Earnings                             $           17,046    $          7,655      $        6,371     $        6,026
                                         ==================    ================      ==============     ==============

Earnings Per Share, Basic                $             1.15    $           0.52      $         0.43     $         0.41
                                         ==================    ================      ==============     ==============

Weighted average common
   shares outstanding, Basic                         14,775              14,805              14,769             14,778
                                         ==================    ================      ==============     ==============

Earnings Per Share, Diluted              $             1.15    $           0.51      $         0.43     $         0.40
                                         ==================    ================      ==============     ==============

Weighted average common
   shares outstanding, Diluted                       14,840              15,099              14,818             14,950
                                         ==================    ================      ==============     ==============

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                            2003                   2002
                                                                            ----                   ----
Operating Activities:
     Net cash provided by operating activities                            $27,367                  $8,827
                                                                         --------                --------

Investing Activities:
     Capital expenditures                                                  (4,168)                 (5,171)
     Purchases of investments                                             (43,885)                (60,013)
     Maturities of investments                                             31,519                  66,271
                                                                         --------                --------
     Net cash (used in) provided by investing activities                  (16,534)                  1,087
                                                                         --------                --------

Financing Activities:
     Treasury shares acquired under repurchase programs                      (657)                 (8,857)
     Exercise of stock options and other                                      253                     899
     Cash dividends paid                                                   (2,217)                 (2,217)
                                                                         --------                --------
     Net cash used in financing activities                                 (2,621)                (10,175)
                                                                         --------                --------

     Effect of exchange rates on cash                                        (956)                   (101)
                                                                         --------                --------

Increase (decrease) in cash and cash equivalents                            7,256                    (362)
Cash and cash equivalents, beginning of period                              5,548                   5,545
                                                                         --------                --------

Cash and cash equivalents, end of period                                  $12,804                  $5,183
                                                                         ========                ========

Supplemental Cash Flow Information
     Cash paid during the period for:
       Income taxes                                                        $6,890                  $3,275
                                                                         --------                --------

     Non-cash transactions:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                $5,129                  $5,925
                                                                         --------                --------


                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company" - which may be referred to as "our", "us" or "we"). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information, and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year.

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

We have reclassified certain prior year information to conform with the current year presentation.

2. Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.
                                             ------------          -----------
                                                March 31,             June 30,
                                                 2003                   2002
                                             ------------          -----------
                   Materials                      $23,267              $21,301
                   Work in Process                 10,304                9,228
                   Finished Goods                  21,588               21,401
                                             ------------         ------------
                                                  $55,159              $51,930
                                             ============         ============

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the nine months ended March 31, 2003 were as follows:


                   Net earnings                                        $17,046
                   Foreign currency translation adjustments              1,932
                   Common stock and additional paid-in
                         capital effects of stock option activity          253
                   Cash dividends on common stock                       (2,217)
                   Purchases under stock repurchase plans                 (657)
                                                                  ------------
                   Total increase in stockholders' equity              $16,357
                                                                  ============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

4.  Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:

----------------------------------      --------------------------------------------    -------------------------------------------
For Three Months Ended                                March 31, 2003                                  March 31, 2002
----------------------------------      --------------------------------------------    -------------------------------------------
                                            Net                         Per Share           Net                         Per Share
Basic EPS                                 Earnings        Shares          Amount          Earnings         Shares         Amount
-------------                           -------------  -------------   -------------    -------------   -------------   -----------
Earnings available to
   common shareholders                        $6,371         14,769           $0.43           $6,026          14,778         $0.41

Diluted EPS
Options issued to employees                       --             49              --               --             172         (0.01)
                                        -------------  -------------   -------------    -------------   -------------   -----------

Earnings available to
   common shareholders
   plus assumed conversions                   $6,371         14,818           $0.43           $6,026          14,950         $0.40
                                        =============  =============   =============    =============   =============   ===========


----------------------------------      --------------------------------------------    -------------------------------------------
For Nine Months Ended                                 March 31, 2003                                  March 31, 2002
----------------------------------      --------------------------------------------    -------------------------------------------
                                            Net                         Per Share           Net                         Per Share
Basic EPS                                 Earnings        Shares          Amount          Earnings         Shares         Amount
                                        -------------  -------------   -------------    -------------   -------------   -----------
Earnings available to
   common shareholders                       $17,046         14,775           $1.15           $7,655          14,805         $0.52

Diluted EPS
Options issued to employees                       --             65              --               --             294         (0.01)
                                        -------------  -------------   -------------    -------------   -------------   -----------

Earnings available to
   common shareholders
   plus assumed conversions                  $17,046         14,840           $1.15           $7,655          15,099         $0.51
                                        =============  =============   =============    =============   =============   ===========

5.  Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three and nine month periods ended March 31, 2003 and 2002 our comprehensive income was as follows:

                                                            Nine Months Ended                Three Months Ended
                                                       -----------------------------    -----------------------------
                                                         3/31/03         3/31/02          3/31/03         3/31/02
                                                       -------------   -------------    -------------   -------------
         Net earnings                                       $17,046          $7,655           $6,371          $6,026
         Foreign currency translation
              gain (loss)                                     1,932             376              623            (544)
                                                       -------------   -------------    -------------   -------------
         Total comprehensive income                         $18,978          $8,031           $6,994          $5,482
                                                       =============   =============    =============   =============

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

                                                Cardiac           Collagen
                                                Assist /         Products /          Corporate
                                               Monitoring         Vascular              and
                                                Products           Grafts            Other (a)         Consolidated
                                             ---------------    --------------     --------------     ---------------
-----------------------------------------
Three months ended March 31, 2003
-----------------------------------------
Net sales to external customers                     $66,688           $17,701               $311             $84,700
                                             ---------------    --------------     --------------     ---------------
Operating earnings (loss)                            $9,035           ($1,187)            $1,139              $8,987
                                             ---------------    --------------     --------------     ---------------

-----------------------------------------
Three months ended March 31, 2002
-----------------------------------------
Net sales to external customers                     $59,816           $21,369               $215             $81,400
                                             ---------------    --------------     --------------     ---------------
Operating earnings                                   $4,745            $1,895             $1,767              $8,407
                                             ---------------    --------------     --------------     ---------------

-----------------------------------------
Nine months ended March 31, 2003
-----------------------------------------
Net sales to external customers                    $184,770           $53,494               $936            $239,200
                                             ---------------    --------------     --------------     ---------------
Operating earnings (b)                              $20,497              $430             $3,404             $24,331
                                             ---------------    --------------     --------------     ---------------

-----------------------------------------
Nine months ended March 31, 2002
-----------------------------------------
Net sales to external customers                    $171,429           $58,432               $739            $230,600
                                             ---------------    --------------     --------------     ---------------
Operating earnings (c)                              $11,027              $682               $800             $12,509
                                             ---------------    --------------     --------------     ---------------


---------------------------------------------------------------------------------------------------------------------
Reconciliation to consolidated earnings             Nine Months Ended                     Three Months Ended
    before income taxes :                       3/31/03            3/31/02            3/31/03            3/31/02
-----------------------------------------    ---------------    --------------     --------------     ---------------
Consolidated operating earnings                     $24,331           $12,509             $8,987              $8,407
Interest income, net                                  1,151             1,390                520                 383
Other (expense) income                                 (176)             (364)              (137)                  6
                                             ---------------    --------------     --------------     ---------------
Consolidated earnings before taxes                  $25,306           $13,535             $9,370              $8,796
                                             ===============    ==============     ==============     ===============

(a) Net sales of life science products by Genisphere are included within Corporate and Other.

(b) Operating earnings for Corporate and Other for the nine months ended March 31, 2003 includes the gain on legal settlement of $3.0 million.

(c) Operating earnings for the nine months ended March 31, 2002 includes restructuring charges of $5.9 million for the Cardiac Assist / Monitoring Products segment and $5.6 million for the Collagen Products / Vascular Grafts segment.

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

7. Restructuring Charges

In fiscal 2002, we recorded restructuring charges totaling $11.5 million. The restructuring charges consisted of the following.

o severance expenses, asset writedowns and contractual obligations related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, The Netherlands and severance expenses for U.S. employees.

o asset write-downs, severance expenses and contractual and incremental obligations associated with exiting the coronary stent sales business in Europe, including the resulting impairment of our investments in AMG and QualiMed.

o closure of an unprofitable Cardiac Assist direct sales operation in a European country.

o   workforce reductions in Patient Monitoring.

The workforce reductions totaled 151 employees or 11% of the Company's worldwide employment. Severance accrued for terminated employees and contractual obligations will be paid in cash by the end of fiscal 2003. No additional expenditures are necessary to complete the restructuring programs. A summary of the restructuring charges and remaining liability at March 31, 2003 is shown below.

                                                            Cardiac                        Patient
                                            VasoSeal         Assist         Stents        Monitoring         Total
                                          -------------   -------------  -------------   -------------   ---------------
FY 2002 Restructuring Programs
      Asset Write-downs (Non-Cash)              $1,807            $ --         $4,011            $ --            $5,818
      Severance Expenses                         3,552             374            639             420             4,985
      Contractual Obligations                      355              55            250              --               660
                                          -------------   -------------  -------------   -------------   ---------------
Total Restructuring Charges                      5,714             429          4,900             420            11,463
                                          -------------   -------------  -------------   -------------   ---------------

Utilized through March 31, 2003
      Asset Write-downs (Non-Cash)               1,807              --          4,011              --             5,818
      Severance Expenses                         3,357             374            639             420             4,790
      Contractual Obligations                      258              55            174              --               487
                                          -------------   -------------  -------------   -------------   ---------------
Remaining Balance March 31, 2003                  $292            $ --            $76            $ --              $368
                                          =============   =============  =============   =============   ===============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

8. Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") in fiscal 1997 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS No. 148") in January 2003. We continue to account for our employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accordance with SFAS No. 123, and as amended by SFAS No. 148, the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to our stock option plans, pro forma net earnings and earnings per share would have been reported as the following pro forma amounts:

                                                      Nine Months Ended                  Three Months Ended
                                                          March 31,                          March 31,
                                               --------------------------------     -----------------------------
                                                    2003              2002             2003             2002
                                               ---------------     ------------     ------------     ------------
Net earnings - as reported                            $17,046           $7,655           $6,371           $6,026
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                             (2,035)          (3,918)            (688)          (2,071)
                                               ---------------     ------------     ------------     ------------
Net earnings - pro forma                              $15,011           $3,737           $5,683           $3,955
                                               ===============     ============     ============     ============
Earnings per share:
      Basic - as reported                               $1.15            $0.52            $0.43            $0.41
                                               ===============     ============     ============     ============
      Basic - pro forma                                 $1.02            $0.25            $0.38            $0.27
                                               ===============     ============     ============     ============
      Diluted - as reported                             $1.15            $0.51            $0.43            $0.40
                                               ===============     ============     ============     ============
      Diluted - pro forma                               $1.01            $0.25            $0.38            $0.26
                                               ===============     ============     ============     ============

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

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)


9. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The Company will continue to account for stock-based compensation using the intrinsic value method. The Company has adopted the disclosure requirements prescribed by SFAS No. 148 as of March 31, 2003.

In January 2003, the Financial Accounting Standards Boards issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Entities." FIN 46 provides guidance on: (1) the identification of entities for which control is achieved through means other than through voting rights and (2) how to determine when and which business enterprise should consolidate such entities. In addition, FIN 46 requires that any enterprises with a significant variable interest in these types of entities make additional disclosures in all financial statements initially issued after January 31, 2003. The Company does not anticipate the adoption of this Interpretation will have any impact on its financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant impact on the Company's financial statements.

                        Datascope Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Third quarter and first nine months of fiscal 2003 compared to the corresponding periods last year.

   Net Sales

      Net sales were $84.7 million in the third quarter and $239.2 million in the first nine months of fiscal 2003 representing an increase of 4%, compared to the third quarter and first nine months of fiscal 2002.

         Sales of the Cardiac Assist / Monitoring Products segment were $66.7 million compared to $59.8 million in the third quarter and $184.8 million in the first nine months of fiscal 2003 compared to $171.4 million last year.

            Sales of cardiac assist products increased 14% to $31.6 million in the third quarter, reflecting strong worldwide sales of intra-aortic balloon pumps, higher international sales of balloon (IAB) catheters, the favorable effect of foreign exchange translation and comparison to a weak third quarter last year. Sales of IAB catheters to the Company's distributor in Japan increased in the third quarter, after declining in the first and second quarters, as the distributor resumed its normal purchasing patterns. Sales of the new, premium-priced Fidelity(TM) 8 Fr. IAB catheter continued to grow, accounting for 51% of total IAB catheter sales in the third quarter. Sales of cardiac assist products in the first nine months of fiscal 2003 were $85.9 million compared to $81.8 million last year.

            Sales of patient monitoring products rose 9% to $35.1 million in the third quarter, driven by increased sales of wireless central monitoring systems, Masimo SET(R)1 pulse oximetry sensors and Accutorr(R) Plus noninvasive blood pressure monitors. Shipments of the new Anestar(TM) anesthesia delivery system also contributed to the sales increase. Sales of patient monitoring products in the first nine months of fiscal 2003 were $98.9 million compared to $89.6 million last year.

            During the third quarter the Company introduced the Spectrum(TM) and Trio(TM) multi-function patient monitors. The Spectrum monitor is a battery-powered, portable bedside monitor for the high-end, critical care market, a $650 million market segment. The Trio is a compact and highly portable monitor with applications in a wide variety of hospital and outpatient settings. It is aimed at price sensitive markets such as surgery centers, general hospital applications and international markets. The Trio should enable Datascope to expand its share of an estimated $80 million low cost monitor market. Shipments of Spectrum in the U.S. and to international markets began in the third quarter. Shipments of Trio to international markets began in the third quarter and U.S.

----------
(1) Masimo SET is a registered trademark of Masimo Corp.

            sales are expected to begin in the first half of fiscal 2004 when FDA market clearance is expected.

         Sales of the Collagen Products / Vascular Grafts segment were $17.7 million compared to $21.4 million in the third quarter last year and $53.5 million in the first nine months of fiscal 2003 compared to $58.4 million last year.

            In the third quarter, sales of VasoSeal arterial puncture sealing devices decreased 28% to $9.7 million, as strong competitive pressures in the market continued. Sales of VasoSeal in the first nine months of fiscal 2003 were $31.4 million compared to $39.1 million last year. During the third quarter, the Company introduced the Elite(TM) product, the next-generation VasoSeal, and began shipments to a limited number of hospitals. While application of prior generation VasoSeal products has been largely restricted to diagnostic cases, many of the Elite customers have begun using Elite for interventional cases as well. User response to Elite has been very favorable and suggests that this product will improve VasoSeal's competitive position.

            Production problems that arose shortly after manufacturing of Elite began have interrupted the Company's ability to manufacture and fill customers' orders and delayed the full market launch of VasoSeal Elite. The Company believes that the manufacturing problems have been resolved and plans for shipments to restart in June. However, the Company estimates that the Elite production problems and associated sales shortfall will have an adverse effect on fourth quarter earnings per share of approximately 16 cents.

            Sales of InterVascular, Inc. increased 4% to $7.9 million in the third quarter, primarily reflecting the positive effect of a weaker U.S. dollar on international sales in direct markets, increased sales of the InterGard Silver(TM) anti-microbial graft in Europe and a modest increase in U.S. sales. Sales of InterVascular in the first nine months of fiscal 2003 were $21.6 million compared to $18.5 million last year.

      The weaker U.S. dollar compared to the Euro and the British Pound increased total sales by approximately $2.3 million in the third quarter of fiscal 2003 ($1.6 million for the Cardiac Assist / Monitoring Products segment and $0.7 million for the Collagen Products / Vascular Grafts segment) and $4.4 million for the first nine months of fiscal 2003 ($2.9 million for the Cardiac Assist / Monitoring Products segment and $1.5 million for the Collagen Products / Vascular Grafts segment).

   Gross Profit (Net Sales Less Cost of Sales)

      The gross profit percentage was 57.5% for the third quarter of fiscal 2003 compared to 57.2% for the corresponding period last year. The increased gross margin percentage was primarily due to an improved gross margin in the Cardiac Assist / Monitoring Products segment, as a result of cost reduction programs and higher average selling prices. Partially offsetting the above were costs associated with the Elite production problem and the effect of a less favorable sales mix. The gross profit percentage was 58.0% for the first nine months of fiscal 2003 compared to 58.8% for the same period last year. The reduced gross profit percentage in the first nine months of fiscal 2003 was primarily attributable to a less favorable sales mix. In addition, for the first nine months of fiscal 2003, the gross margin was favorably impacted by an insurance settlement of $500 thousand recorded in the first quarter related to unusable collagen inventory, which was reserved for in June 1997, with a charge to cost of sales. Datascope filed a claim under its property insurance policy for the unusable collagen inventory. When the Company received the insurance settlement of $500 thousand, in the first quarter of fiscal 2003, the settlement was accounted for as a reduction to cost of sales, consistent with the accounting treatment for the related inventory reserve.

   Research and Development (R&D)

      We continued our companywide focus on new product development and improvements of existing products in the third quarter and first nine months of fiscal 2003. Spending on R&D reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. R&D expenses increased 8% to $7.5 million in the third quarter of fiscal 2003, equivalent to 8.8% of sales compared to $6.9 million, or 8.5% of sales for the third quarter last year. R&D expenses increased 16% to $21.8 million in the first nine months of fiscal 2003, equivalent to 9.1% of sales compared to $18.8 million, or 8.2% of sales for the same period last year.

      R&D expenses for the Cardiac Assist / Monitoring Products segment increased 6% to $4.7 million in the third quarter and 16% to $14.2 million for the first nine months of fiscal 2003, with the increases primarily due to new product development projects in Patient Monitoring.

      R&D expenses for the Collagen Products / Vascular Grafts segment increased 11% to $2.1 million in the third quarter and 17% to $5.9 million for the first nine months of fiscal 2003, with the increases primarily due to new product development projects in InterVascular.

      The balance of consolidated R&D is in Corporate and Other and amounted to $0.7 million and $1.6 million in the third quarter and first nine months of fiscal 2003 compared to $0.6 million and $1.5 million for the comparable periods last year, respectively.

   Selling, General & Administrative Expenses (SG&A)

      SG&A expenses increased 3% to $32.3 million in the third quarter of fiscal 2003, or 38.1% of sales compared to $31.2 million, or 38.3% of sales in the third quarter last year. SG&A expenses increased 3% to $95.6 million, or 40.0% of sales, in the first nine months of fiscal 2003, compared to $92.8 million, or 40.3% of sales, for the same period last year.

      SG&A expenses for the Cardiac Assist / Monitoring Products segment increased 4% to $22.0 million in the third quarter of fiscal 2003 and 4% to $62.4 million in the first nine months of fiscal 2003, with the increases primarily attributable to higher selling expenses as a result of filling open positions and costs associated with the increased sales.

      SG&A expenses for the Collagen Products / Vascular Grafts segment decreased 3% to $12.2 million in the third quarter of fiscal 2003, with the decline primarily due to lower selling and marketing expenses in Collagen Products. For the nine month period, SG&A expenses increased 1% to $35.4 million, primarily as a result of expenses associated with the buildup of the U.S. direct field force for InterVascular.

      Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

      The weaker U.S. dollar compared to the Euro and the British Pound increased SG&A expenses by approximately $1.4 million in the third quarter and $3.0 million for the first nine months of fiscal 2003.

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

      Restructuring Charges

         In fiscal 2002, we recorded restructuring charges totaling $11.5 million The restructuring charges consisted of the following.

         o severance expenses, asset write-downs and contractual obligations related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, the Netherlands, and severance expenses for U.S. employees.

         o asset write-downs, severance expenses and contractual and incremental obligations associated with exiting the coronary stent sales business in Europe, including the resulting impairment of our investments in AMG and QualiMed.

         o closure of an unprofitable Cardiac Assist direct sales operation in a European country.

         o workforce reductions in Patient Monitoring.

         The workforce reductions totaled 151 employees or 11% of the Company's world-wide employment. Severance accrued for terminated employees and contractual obligations will be paid in cash by the end of fiscal 2003. No additional expenditures are necessary to complete the restructuring programs.

   Other Income and Expense

      Interest income was $0.5 million in the third quarter compared to $0.4 million last year. The increase in interest income in the third quarter of fiscal 2003 was primarily the result of a higher average portfolio balance ($51.7 million vs. $35.8 million), partially offset by a decrease in the average yield from 3.8% to 2.9%. Interest income was $1.2 million in the first nine months of fiscal 2003 compared to $1.4 million in the same period last year with the decrease primarily due to the decline in the average yield on the portfolio.

   Income Taxes

      In the third quarter and first nine months of fiscal 2003, the consolidated effective tax rate was 32.0% and 32.6%, respectively, compared to 31.5% and 43.4% for the corresponding periods last year. The consolidated effective tax rate in the first nine months last year was not a meaningful percentage because taxes were significantly impacted by expenses related to the restructuring programs in the first and second quarters that were not deductible for tax purposes, primarily in international businesses. The effect on the consolidated tax rate of the gain on legal settlement in fiscal 2003 and the restructuring charge in fiscal 2002 was 0.6% and 11.9%, respectively. The remaining increase in the consolidated effective tax rate in the fiscal 2003 periods was primarily attributable to an increase in state income tax rates.

   Net Earnings

      Net earnings were $6.4 million or $0.43 per diluted share in the third quarter of fiscal 2003 compared to $6.0 million, or $0.40 per diluted share for the same period last year. The increased earnings primarily reflect an increased gross margin from the higher sales partially offset by increased R&D and SG&A expenses, as discussed above.

      Net earnings in the first nine months of fiscal 2003 were $17.0 million or $1.15 per diluted share compared to $7.7 million or $0.51 per diluted share last year. The increased earnings in fiscal 2003 primarily reflects an increased gross margin from the higher sales, the gain on legal settlement ($3.0 million pre-tax), and the negative impact on earnings last year as a result of the restructuring charges ($11.5 million pre-tax) partially offset by higher R&D and SG&A expenses, as discussed above.

   Liquidity and Capital Resources

      Working capital was $132.2 million at March 31, 2003, compared to $118.2 million at June 30, 2002. The current ratio was at 3.7:1 compared to 3.4:1. The increase in working capital was primarily the result of an increase in cash and short-term investments ($19.0 million) and a decrease in current liabilities ($1.2 million), partially offset by a decrease in accounts receivable ($9.2 million).

      In the first nine months of fiscal 2003, cash provided by operations was $27.4 million compared to $8.8 million last year. The increase is primarily attributable to the higher net earnings, depreciation and amortization and a decrease in accounts receivable. Net cash used in investing activities was $16.5 million, attributable to purchases of investments of $43.9 million and the purchase of $4.2 million of property, plant and equipment, offset by $31.5 million for maturities of investments. Net cash used in financing activities was $2.6 million, due to $2.2 million dividends paid and stock repurchases of $0.7 million, offset by stock option activity of $0.3 million.

      We believe our financial resources are sufficient to meet our projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected the Company.

   Information Concerning Forward Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the possibility that the restart of shipments of Elite will be delayed beyond June because production problems have not been resolved, that sales of Elite will not improve VasoSeal's competitive position, that FDA clearance will not be received in time to begin sales of the new Trio monitor in the first half of fiscal 2004, market conditions may change, particularly as the result of competitive activity in the cardiac assist, vascular sealing and other markets served by the Company, the Company's dependence on certain unaffiliated suppliers (including single source manufacturers) for Patient Monitoring, Cardiac Assist and VasoSeal products and the Company's ability to gain market acceptance for new products. Additional risks are the ability of the Company to successfully introduce new products, continued demand for the Company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

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

   Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure
      - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The Company will continue to account for stock-based compensation using the intrinsic value method. The Company has adopted the disclosure requirements prescribed by SFAS No. 148 as of March 31, 2003.

      In January 2003, the Financial Accounting Standards Boards issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Entities." FIN 46 provides guidance on: (1) the identification of entities for which control is achieved through means other than through voting rights and (2) how to determine when and which business enterprise should consolidate such entities. In addition, FIN 46 requires that any enterprises with a significant variable interest in these types of entities make additional disclosures in all financial statements initially issued after January 31, 2003. The Company does not anticipate the adoption of this Interpretation will have any impact on its financial statements

      In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant impact on the Company's financial statements.

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

      We do not use derivative financial instruments for trading purposes. None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in cumulative translation adjustment for the nine month periods ended
      March 31, 2003 and 2002.

      As of March 31, 2003, we had a notional amount of $15.4 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

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

Part II: OTHER INFORMATION

   Item 1. Legal Proceedings

      On January 28, 2003, Sanmina-SCI, a supplier to the Company, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that the Company is obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages of $1.2 million, plus material markup, carrying costs and interest. In response, the Company filed its answer denying the allegations of the Complaint and counter-claimed for damages the Company suffered in the amount of $2.3 million for Sanmina-SCI's breach of its obligation to the Company. The Company believes it has meritorious defenses and a meritorious counter-claim and intends to vigorously proceed in this matter.

      As we previously reported, on April 2, 2002, the United States District Court for New Jersey dismissed a shareholder's derivative complaint against the Company and several of its directors. The action, which is known as Shaev v. Saper et al., alleges that the Company issued a proxy statement on October 27, 2000 that contained false and misleading statements about certain management incentive plans under which Mr. Saper received compensation, and that certain directors of the Company had breached their duties by approving payments of compensation to Mr. Saper in excessive amounts. Neither side conducted any discovery proceedings in the case prior to dismissal. Plaintiff appealed from the order of dismissal to the Third Circuit Court of Appeals (the "Third Circuit"). In a decision filed on February 21, 2003, the Third Circuit vacated the District Court's order of dismissal and remanded the case for further proceedings. In so doing, the Third Circuit noted that for purposes of the appeal it was required to accept as true all of the plaintiff's allegations and held that the plaintiff stated a cause of action on the grounds, among other things, that the proxy statement failed to accurately disclose certain matters relating to management incentive plans under which Mr. Saper received compensation. The Third Circuit also found that dismissal of the complaint for failure by plaintiff to make demand upon the Board of Directors prior to bringing a derivative action was not appropriate at this preliminary stage of the case. Following remand, the parties have begun initial discovery proceedings in the district court.

   Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits
            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
        b. Reports on Form 8-K. For the quarter for which this report on form 10-Q is filed, the Registrant filed a Form 8-K dated April 25, 2003, pertaining to the Earnings Release of Datascope Corp. dated April 24, 2003.

      Form 10-Q


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DATASCOPE CORP.
                         Registrant



                         By: /s/ Lawrence Saper
                             ------------------
                             Chairman of the Board and Chief Executive Officer



                         By:  /s/ Murray Pitkowsky
                              --------------------
                              Senior V.P., Chief Financial Officer and Treasurer



         Dated: May 15, 2003

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


Date:  May 15, 2003
                               /s/ Lawrence Saper
                               -------------------------------------------------
                               Lawrence Saper
                               Chairman of the Board and Chief Executive Officer

Certification of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Quarterly Reports

I, Murray Pitkowsky, Senior V.P., Chief Financial Officer and Treasurer, certify that:


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



Date:  May 15, 2003
                              /s/ Murray Pitkowsky
                              --------------------------------------------------
                              Murray Pitkowsky
                              Senior V.P., Chief Financial Officer and Treasurer