Form 10-K
period 2003-06-30
DATASCOPE CORP
filed 2003-09-24
CIK 27096

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 2003

                                       OR

     |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Common Stock, par value $0.01 per share

                                ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes |X|   No|_|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                Yes |X|   No|_|

   The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2002 was approximately $309 million. As of September 12, 2003, there were 14,770,541 outstanding shares of the registrant's common stock.
                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated by reference in Items 10 through 13 of Part III of this Form 10-K.
===============================================================================

                      [This page intentionally left blank]

                               Table of Contents

                                                                            Page
                                                                            ----
                                     Part I
Item 1.    Business .....................................................     3
Item 2.    Properties ...................................................    16
Item 3.    Legal Proceedings ............................................    16
Item 4.    Submission of Matters to a Vote of Security Holders ..........    18
Item 4A.   Executive Officers of the Company ............................    18

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters ......................................................    19
Item 6.    Selected Financial Data ......................................    20
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    21
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...    32
Item 8.    Financial Statements and Supplementary Data ..................    32
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure .....................................    32
Item 9A.   Controls and Procedures. .....................................    32

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant ...........    33
Item 11.   Executive Compensation .......................................    33
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ...................    33
Item 13.   Certain Relationships and Related Transactions ...............    33
Item 14.   Principal Accountant Fees and Services .......................    33

                                     Part IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K ..........................................................    34

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

Item 1. Business.

Summary

   Datascope Corp. is a diversified medical device company that manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. Operating data for each segment for the last three fiscal years is set forth in footnote 9 to the Consolidated Financial Statements. Our products are distributed worldwide by direct sales employees and independent distributors. Originally organized as a New York corporation in 1964, we reincorporated in Delaware in 1989.

   Below is a summary of our four product lines:

   o Cardiac Assist. We are a leader and pioneer in intra-aortic balloon (IAB) counterpulsation therapy and products including IAB pumps and catheters. The intra-aortic balloon system is used for the treatment of high-risk cardiac conditions resulting from ischemic heart disease and heart failure. Patients experiencing acute coronary syndromes such as acute myocardial infarction, cardiogenic shock and unstable angina may require IAB therapy to support and stabilize their cardiac status. IAB therapy is also used for high-risk patients who require revascularization procedures such as percutaneous coronary interventions (PCI) or coronary artery bypass procedures including both on-pump and off-pump techniques.

   o Patient Monitoring. We manufacture and market a broad line of physiological monitors designed to provide for patient safety and management of patient care. We offer a full line of monitoring solutions from hand-held pulse oximetry devices to acute care monitors designed to meet the demands of today's rapidly changing health care environment. These monitors are used in operating rooms, emergency departments, critical care units, post-anesthesia care units and recovery rooms, intensive care units and labor and delivery rooms.

   o Interventional Products (formerly Collagen Products). Our products are used to seal arterial puncture wounds after angiography and other interventional procedures relying upon access to the body via the femoral artery. We manufacture and sell the VasoSeal line of vascular sealing devices. We recently changed the name of our Collagen Products Division to the Interventional Products Division. The new name reflects our objective to broaden the division's product portfolio to include new products for interventional cardiology and interventional radiology that are not collagen based.

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

   The following table shows the percentage of sales by major product line as a percentage of total sales for the last three years:

                                                   Fiscal Year Ended
                                                        June 30,
                                                  -------------------
                                                  2003    2002   2001
                                                  ----    ----   ----
      Patient Monitoring ......................    42%    39%     35%
      Cardiac Assist ..........................    36%    36%     38%
      Interventional Products .................    13%    17%     19%
      Vascular Grafts .........................     9%     8%      8%


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

Below is a more detailed description of our product lines:

   Cardiac Assist. We are a leader and pioneer in intra-aortic balloon counterpulsation therapy and products. Counterpulsation therapy is used to support and stabilize heart function. This therapy increases the heart's output and the supply of oxygen-rich blood to the heart's coronary arteries while reducing the heart muscle's workload and its oxygen demand. Intra-aortic balloons and pumps are used in counterpulsation therapy for high-risk cardiac patients suffering from ischemic heart disease and heart failure. These products and therapy may be used before or during coronary artery bypass grafting or percutaneous transluminal coronary angioplasty procedures for hemodynamic support. We produce a line of disposable intra-aortic balloon catheters that serve as the pumping device within the patient's aorta. We introduced the first balloon catheter capable of percutaneous insertion. This innovation eliminated the need for surgical insertion. As a result, the market for cardiac assist products expanded from open-heart surgery to interventional cardiology. We continue to advance our cardiac assist technology and to introduce new products.

Intra-Aortic Balloon Pumps

   We manufacture and market the following intra-aortic balloon pumps, or
IABPs:

   In August 2003, we launched our newest pump, the CS100. The CS100 with IntelliSync(TM), a new proprietary software program, represents a major technological leap in the field of Intra-Aortic Balloon Counterpulsation. This new pump matches intelligence, automation and speed of delivery in a sophisticated algorithm that will adapt automatically to changing conditions. The result is continuous, consistent support for the patient.


  Product        Features                                   Significant Developments
  -------        --------                                   ------------------------
System 98XT      o CardioSync(R) 2 software with            o Japanese market introduction in July
                   improved algorithms to provide             2001
                   enhanced counterpulsation therapy        o United States and European market
                 o Faster pneumatics                          introduction in December 2000
                 o Further reduction in required user
                   intervention

System 98        o Larger display                           o Approval to distribute in Japan
                 o Better automation                          received in March 1999
                 o Features make balloon pumping            o Distribution began in 1998 in the
                   therapy simpler to administer and          United States and European Union
                   faster to initiate

System 97e       o Uses CardioSync Software, which          o Worldwide distribution began in 1998
                   assists as many heartbeats as            o Introduced in 1997 at the European
                   possible in the presence of complex        Society of Cardiology Conference
                   heart rhythms
                 o Beat-to-beat support can be
                   optimized with minimal user
                   intervention
                 o Built-in modem
                 o Contains diagnostic software,
                   which enables the unit to be
                   serviced by modem


Intra-Aortic Balloon Catheters

   We manufacture a broad line of disposable intra-aortic balloon catheters for use with intra-aortic balloon pumps in support of counterpulsation therapy.

   In February 2002, we launched our Fidelity(TM) intra-aortic balloon catheter. We believe that Fidelity provides superior performance to all other 8 French ("Fr.") catheters in the market. Fidelity also offers the largest central lumen (0.030") for consistent, clear arterial waveforms which results in better delivery of counterpulsation therapy for the patient and easier patient management for the healthcare provider. A new polymer design enables Fidelity to insert easily and navigate tortuous anatomies. Once inserted, physicians have the longest insertable length available on the market to ensure optimal balloon placement. Fidelity is available in 25cc, 34cc and 40cc balloon volumes.

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

   In addition, we manufacture a complete line of intra-aortic balloon catheters to accommodate counterpulsation therapy in both the adult and pediatric population. We are also the manufacturer of catheters available for pediatric patients in the 2.5cc, 5cc, 7cc, 12cc and 20cc volumes. Our 9.5 Fr. intra-aortic balloon catheters are available in 25cc, 34cc and 40cc volumes. A 50cc volume is also available for patients who are taller than 6 feet.

   Clinical Support. We provide the following clinical and educational services to our customers:

   o Telemedicine via our PC-IABP products which offers remote pump monitoring
   o 24 hour, 7 days a week clinical support
   o On-site training and education for all personnel involved with patient care; over 30,000 clinicians are trained by our clinical staff annually
   o Comprehensive educational materials for hospital staff, patient and family
   o Consultative services to help hospitals maximize the goals of counterpulsation therapy within the hospital network
   o The Benchmark(R) Registry--a comprehensive registry database to assist hospitals worldwide in tracking and comparing outcomes of counterpulsation therapy administered to their patients. This enables our customers to demonstrate and measure the clinical benefits of the therapy. We believe that we are the only supplier offering a comprehensive, centralized repository of global IABP information

   Markets, Sales and Competition. Our cardiac assist products are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and community hospitals with cardiac catheterization laboratories. Our cardiac assist products have been sold, to a growing degree, to the broader range of community hospitals, where counterpulsation therapy is used for temporary support to the patient's heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open-heart surgery, can be conducted. Our main competitor for cardiac assist products is Arrow International, Inc.

   Patient Monitoring. We manufacture and market a broad line of physiological monitors and other related products designed to provide for patient safety and management of patient care. Our monitors are capable of continuous and simultaneous measurement of many different vital signs. Our monitors are used in operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units and labor and delivery rooms.

Patient Monitors

   Our line of patient monitors and their significant features are as follows:

   Passport 2(R)
   o Portable and bedside monitor with color or monochrome display and 6 traces
   o Optional View 12 ECG Analysis module provides continuous 12-lead ECG interpretation with ST and arrhythmia analysis
   o Built-in power supply
   o Fold-away bed rail hook, battery and lightweight design ensures convenient portability
   o Specialized graph trend of heart rate, respiration and pulse oximetry for neonatal applications
   o Oridion Microstream(R)(1) CO2 with unique FilterLines(R)(1) that adapt to any patient for easy CO2 monitoring
   o Optional dual-trace, integrated recorder
   o Masimo SET(R)(2) or Nellcor(R)(3) Oxismart(R)(3) pulse oximetry
   o Telemetry or hardwire communications to our central stations
   o Anesthetic gas analysis through the Gas Module SE


---------------
(1)   Microstream and FilterLines are registered trademarks of Oridion Medical
      Ltd.
(2)   Masimo SET is a registered trademark of Masimo Corporation.
(3) Nellcor, Oxismart and OxiMax are registered trademarks of Nellcor Puritan Bennett Inc.

   Spectrum(TM)
   o Powerful, portable bedside monitor built for performance and function
   o Large, bright 12.1" high-resolution color display with up to 8 traces
   o Advanced functions for acute care areas such as cardiac output and hemodynamic calculations
   o Optional View 12 ECG Analysis module provides continuous 12-lead ECG interpretation with ST and arrhythmia analysis
   o Available standard with Masimo SET pulse oximetry or with optional Nellcor Oxismart pulse oximetry
   o Communicates with our central stations via telemetry or direct connections
   o Anesthetic gas analysis with automatic 5-agent ID with the Gas Module SE
   o Oridion Microstream technology ensures fast CO2 results with lightweight FilterLines

   Trio(TM)
   o Portable, lightweight, compact monitor
   o Ergonomically designed fold-away handle with built-in bed rail hook
   o 8.4" high resolution color display with 4 traces
   o Standard parameters include 3 or 5-lead ECG, NIBP, SpO2, respiration, and temperature
   o Full graphic and list trends of all monitored parameters with event markers
   o Built-in power supply
   o Masimo SET or Nellcor OxiMax(R)(3) pulse oximetry
   o Optional two-trace, integral recorder
   o Sealed lead acid or lithium ion battery

   PatientNet(R)(4)
   o Central Station Monitoring system displays up to 16 patients on a single monitor
   o Telemetry system is WMTS (Wireless Medical Telemetry Service) compliant, operating on a dedicated hospital telemetry bandwidth in the 608-614 MHz range
   o Can support both instrument and ambulatory patient telemetry
   o Compatible with our Spectrum and Passport monitors
   o Patient information may be exported to hospital and clinical information systems
   o Employs access point technology which reduces the number of antenna required in older systems
   o SiteLink(R)(4) option lets users view information on patients many miles away. This option allows for long distance consultation by clinicians at different hospital locations

   Accutorr Plus(R)
   o First non-invasive blood pressure monitor with an integrated patient database that automatically records up to 100 patient measurements
   o Measures pulse oximetry (or blood oxygen saturation), temperature and heart rate
   o Optional recorder module
   o Optional Masimo SET or Nellcor Oxismart pulse oximetry
   o Long life lithium ion battery technology for up to 8 hours run time

   Gas Module SE
   o Anesthetic gas measurement subsystem
   o Monitors CO2, oxygen, nitrous oxide and all 5 inhalated anesthetic gases
   o Interfaces with the controls and displays of the Passport 2 monitor, for use in the growing out-patient surgery market
   o Interfaces with the controls and displays of the Spectrum or Passport 2 monitors, for use in main hospital operating rooms


---------------
(4) PatientNet and SiteLink are registered trademarks of GE Medical System Information Technologies.

   Anestar(TM)
   o An advanced, state-of-the-art anesthesia delivery system
   o Easy to use touch screen interface
   o Volume and pressure ventilation for adults and pediatrics
   o A unique integrated heated breathing system eliminates potential for leaks, condensation and rainout
   o Fresh gas decoupling and automatic compliance compensation
   o Low flow capabilities reduce cost of ownership
   o Designed and built to provide reliable service
   o Compatible with Passport, Spectrum and Gas Module components

   Significant Developments
   ------------------------

   In the past several years, we have expanded our patient monitoring product line:
   o Submitted for FDA 510(k) clearance of Trio in August 2003
   o Received FDA 510(k) clearance for cardiac output, calculations and pulmonary artery wedge pressure addition to Spectrum in September 2003
   o Began international and U.S. shipments of Spectrum in the third quarter of fiscal 2003
   o Began international shipments of Trio in the third quarter of fiscal 2003
   o Began U.S. shipment of View 12 ECG Analysis Module for the Passport 2 in the first quarter of 2003
   o Began International shipments of ViewPoint(TM) central station in the first quarter of 2003
   o Submitted for FDA 510(k) clearance of ViewPoint Ambulatory Telemetry in June 2003
   o Received FDA 510(k) clearance to market the View 12 ECG Analysis Module in September 2002
   o Began shipment of Anestar anesthesia delivery system in January 2002
   o Began U.S. shipment of PatientNet Central Stations in the second quarter of fiscal 2001 and international shipments in the fourth quarter of fiscal 2001
   o Began shipment of Lithium Ion in the Accutorr Plus product in the first quarter of fiscal 2001
   o Began international shipments of the Passport 2 in the first quarter and shipments in the U.S. market in the third quarter of fiscal 2000
   o Received FDA 510(k) clearance for the Passport 2 in January 2000
   o Began shipments of the Gas Module II (SE) in 1998
   o Introduced Accutorr Plus in international markets in fiscal 1996 and the U.S. market in fiscal 1998

   Markets, Sales and Competition. Our patient monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units and labor and delivery rooms. The Passport 2 allows us to further penetrate into our primary patient monitoring markets and also to enter new markets, such as the neonatal intensive care unit. The Spectrum enables us to reach into markets such as intensive care units, operating rooms and coronary care units. The Trio will enable us to target markets such as subacute care facilities, surgery centers, GI/Endoscopy and general patient areas. The PatientNet Central Station network has allowed us to take advantage of the recent FCC decision to open a dedicated hospital telemetry bandwidth operating in the 608-614MHz range.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our patient monitoring products. Our major competitors are Philips Medical, GE Medical Systems, Welch Allyn and Datex-Ohmeda.

   Interventional Products. Our vascular sealing products assure fast and reliable arterial hemostasis after common percutaneous cardiology and radiology procedures, such as balloon angioplasty, arterial stenting and diagnostic angiography.

   We manufacture and market vascular sealing devices under four brand names, VasoSeal(R) VHD, VasoSeal ES(R), VasoSeal VHD Low Profile and VasoSeal Elite(TM). These products rapidly seal femoral arterial punctures. Unlike many other vascular sealing products, VasoSeal works extravascularly, meaning that the product works by sealing the femoral artery on the outside of the artery. With VasoSeal, doctors have an effective alternative to the many competitive sealing products that produce sealing by placing (and leaving behind) permanent foreign objects, such as sutures inside patient arteries. VasoSeal vascular sealing devices provide for reduced time to hemostasis of the arterial puncture wound, reduced time to patient ambulation and discharge following certain percutaneous procedures, cost savings to the hospital and increased patient satisfaction versus manual/mechanical methods of arterial hemostasis.

VasoSeal VHD

   We manufacture and market the VasoSeal VHD extravascular sealing device, the first device of its kind to be approved in the United States. Prior to the introduction of VasoSeal VHD in 1995, the only way to seal femoral arterial puncture wounds was to apply significant pressure by hand over the arterial puncture site and to wait for the blood in the tract to clot naturally. This arterial sealing process is called "manual compression." Manual compression can take 20 minutes or more to accomplish even in the best of circumstances. But sometimes, if a patient has been administered anti-clotting drugs prior to their percutaneous procedure, the patient has to wait many minutes, sometimes even hours, for the effect of the anti-clotting drugs used during their procedure to diminish before manual compression can be successfully administered on their puncture site.

   The concept behind the VasoSeal device is simple. The VasoSeal VHD comes with a measuring device that tells the doctor exactly where a patient's arterial puncture is located below the skin surface. The doctor then uses the VasoSeal VHD to deploy a soft collagen plug directly over the puncture site on the outside of the artery. VasoSeal VHD produces hemostasis in two ways. First, the collagen plug effects a mechanical barrier stopping blood from flowing up the puncture tract. Second, the collagen in the device's plug interacts with the patient's own blood to stimulate the formation of fibrin stimulating the body's own, natural clotting process. By design, and unlike other vascular sealing devices on the market, VasoSeal VHD is designed not to leave a foreign object inside of a patient's artery after deployment. In addition, unlike manual compression, VasoSeal VHD permits the immediate removal of the procedural sheath used in many cardiology and radiology procedures, even when anti-clotting drugs have been administered to a patient.

VasoSeal ES

   The VasoSeal ES device, introduced in Europe in 1998 and in the United States in 1999, retains the proprietary, extravascular technology of our original VasoSeal VHD. However, VasoSeal ES features a "one-size-fits-all" (5 to 8 French) design that eliminates the physician's need to measure skin-to-artery distance and the hospital's need to stock multiple sizes of the device. These features are made possible by VasoSeal ES's unique locator technology that is capable of easily and precisely locating the arterial puncture site below the skin's surface.

   VasoSeal ES is the first vascular sealing device to have been approved by the FDA for use in patients with peripheral vascular disease. As many as 30% of the total patient population undergoing percutaneous cardiology and radiology procedures have peripheral vascular disease.

VasoSeal VHD Low Profile

   VasoSeal VHD Low Profile is a smaller version of VasoSeal VHD and is available in five kit sizes. This device meets the needs of many hospitals who have been increasingly using smaller diameter access sheaths in their percutaneous procedures to minimize vascular trauma. VasoSeal VHD Low Profile is approved for sealing 5 French or smaller puncture sites.

VasoSeal Elite

   VasoSeal Elite is the newest VasoSeal product. VasoSeal Elite utilizes a unique, proprietary sponge collagen technology to produce hemostasis. VasoSeal Elite's new sponge collagen is deployed into a patient's tissue tract, just above the femoral artery, in a compressed form. Upon exposure to blood, the compressed sponge collagen plug expands in seconds to produce an effective blood blockade above the femoral artery.

   VasoSeal Elite uses the same one-size-fits-all location system as VasoSeal ES. However, the body design of VasoSeal Elite is substantially different than VasoSeal ES's. The VasoSeal Elite body design was developed after years of studying the ergonomics of the earlier generation VasoSeal devices, and the different ways physicians deploy these devices. From this research, we developed the unique and effective body design for VasoSeal Elite. The new VasoSeal Elite body was designed specifically to minimize variations in physician deployment methods, variations that could compromise the precise placement of VasoSeal's collagen plug. The new body design of

VasoSeal Elite maximizes the device's potential for producing rapid, secure and consistent mechanical hemostasis.

   VasoSeal Elite provides physicians with the same rapid and reliable mechanical closure capabilities of the many competitive closure devices that leave foreign objects behind in patient arteries. Yet, like the rest of the VasoSeal line, VasoSeal Elite achieves its goals while protecting and preserving the common femoral artery from unnecessary intrusions and left-behind artifacts.

   VasoSeal Elite is designed to serve as the only vascular sealing device a hospital should need to stock. It can be utilized for both diagnostic and interventional procedures. It can be used with a broad variety of 5 to 8 Fr. sheaths. Like VasoSeal ES, VasoSeal Elite has been proven safe and effective in diverse patient populations, including those with peripheral vascular disease.

   Advantages of VasoSeal
   ----------------------

   VasoSeal devices offer the following advantages:

   o Reduces time to ambulation. Certain patients can be ambulated much faster than is possible with conventional manual or mechanical compression methods

   o Faster ambulation can result in significant potential savings for hospitals because patients can be moved relatively quickly after their percutaneous catheterization procedures to lower cost areas in the hospital. Allows the majority of diagnostic angiography patients to be ambulated safely within 1 hour after the procedure, compared with 4 to 6 hours under standard clinical practice, which involves manual compression for vascular closure

   o Early ambulation also lowers the use of human and material resources in the hospital which results in improved patient management and cost minimization

   o Provides increased comfort and satisfaction for patients. Many patients receiving diagnostic or interventional procedures in hospitals are in poor health, are elderly and/or have other medical problems which make it difficult for them to remain motionless or to lie flat for long periods of time. The pressure devices (i.e. sand bags and manual compression), still predominately used by hospitals to produce vascular sealing, cause further discomfort to these patients

   o Is approved for use on patients diagnosed with peripheral vascular disease. As a result, VasoSeal can be used on many more patients than other competitive devices

   o Approved for deployment by healthcare professionals other than physicians (i.e. nurses and technicians), providing a still more cost-effective use of hospital resources

   o Early discharge of certain patients provides the facility with efficiencies throughout the patient care-path. Fewer patient recovery hours equates to better bed utilization, more efficient staffing and fewer overall resources required, providing another cost saving component of the VasoSeal product use

   Clinical Education and Support
   ------------------------------

   We offer health care providers the following services in connection with the use of our VasoSeal devices:

   o On-site training and education of all personnel involved with product deployment and post-deployment patient care to assure successful device outcome

   o 24 hour, 7 days a week clinical support

   o Comprehensive educational materials and programs for staff

   o Patient information guides to educate the patient on appropriate post-care regimens

   o Consultative services to help facilities identify and maximize the goals and objectives of vascular sealing

   Significant Developments
   ------------------------

        Since 1993 we have achieved the following regulatory and marketing milestones in connection with our VasoSeal product line:

   o A new VasoSeal device, VasoSeal Elite, was approved by the FDA in October 2002

   o A CE Mark for VasoSeal Elite was received in May 2002

   o VasoSeal VHD Low Profile was approved by the FDA in June 2002

   o In Japan, VasoSeal VHD was cleared for reimbursement for certain interventional procedures by the Ministry of Health in January 2000

   o United States shipments of the VasoSeal ES device began in August 1999

   o The VasoSeal ES device was approved by the FDA in December 1998

   o In 1998, we began marketing the VasoSeal ES device in Germany, France and the United Kingdom

   o We received the CE mark for the VasoSeal VHD in 1997 and the VasoSeal ES device in 1998

   o In 1994, we received regulatory approval to market the VasoSeal VHD in Japan

   o During calendar years 1993 through 1995, we received regulatory approvals to market the VasoSeal VHD in Canada, Australia, Italy, Spain and the Netherlands

   o Pre-Market Approval (PMA) for the VasoSeal VHD was issued by the FDA in September 1995

   VasoSeal devices have received the following additional approvals from the
FDA:

   o Approval received in April 2002 for a new VasoSeal VHD and ES deployment method, the "Modified Hold Technique," which offered the promise of improved VasoSeal results

   o Approval received in August 1999 to market the VasoSeal VHD and ES for use in patients with peripheral vascular disease

   o Approval received in September 1997 for deployment of VasoSeal by nurses and technicians

   o Approval received in April 1997 for VasoSeal use after stent implantation

   o Approval received in December 1996 for use of VasoSeal in radiology procedures

   o Approval received in August 1996 for early ambulation after VasoSeal use in diagnostic angiography and delayed sheath pull interventional patients

   Markets, Sales and Competition: Our VasoSeal line of products is sold to both interventional cardiology and radiology labs, both in hospitals and in independent diagnostic facilities.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with the VasoSeal VHD, VasoSeal VHD Low Profile, VasoSeal ES and VasoSeal Elite devices. Our competitors are Abbott Laboratories (Perclose and Chito-Seal), St. Jude Medical (Angio-Seal), Vascular Solutions, Inc. (Duett), Sutura, Inc. (Super Stitch), Marine Polymer Technologies (Syvek Patch), and Scion Technologies (Clo-Sur Pad).

   Vascular Grafts. Our InterVascular Inc. subsidiary manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace and bypass diseased arteries. InterVascular also began distribution of peripheral stents in Europe in late fiscal 2001. InterVascular began selling products through its dedicated direct sales organization in the United States in January 2002.

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

   o Infection typically lengthens the hospital stay of a patient by up to 50 days, which results in a significant increase in cost

   InterGard(R) UltraThin

   o The thinnest knitted polyester collagen coated graft on the market giving it exceptional handling and suturing characteristics

   o Designed specifically for use in the replacement of peripheral arteries

   InterGard(R) Heparin

   o A heparin bonded collagen coated graft for replacement and bypass of peripheral arteries

   o Occlusion of a peripheral graft following surgery is the most frequent cause of graft failure

   o InterGard Heparin is designed to address the issue of occlusion and improve long term patency of the graft by allowing the antithrombogenic and antiproliferative properties of unfractionated heparin to be available locally on the graft surface for several weeks following implantation

   o Use of InterGard Heparin grafts has demonstrated 25% better patency and resulted in fewer amputations compared to ePTFE, a synthetic material frequently used for peripheral artery bypass or repair

   HemaCarotid Patches

   o Collagen-coated patches used for repair of carotid and peripheral arteries

   o HemaCarotid patches also manufactured in the UltraThin configuration

   Significant Developments
   ------------------------

   In the last few years, we have expanded our vascular graft product line and achieved the following regulatory and marketing milestones:

   o InterGard Heparin UltraThin graft was introduced in the United States in fiscal 2003

   o Aortic Arch and HemaBridge (specialty grafts for thoracic aorta repair and replacement) received FDA clearance in March 2002

   o InterGard Heparin received FDA clearance in January 2001

   o InterGard UltraThin was introduced in the United States during fiscal
     1999

   o InterGard Silver received the CE mark in April 1999, for commercial sale throughout the European Union

   o InterGard Woven Products were introduced in the United States during fiscal 1999

   o InterGard was approved in both the United States and Japan in fiscal 1998

   Markets, Sales and Competition. Our vascular graft products are sold to vascular and cardiothoracic surgeons.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our vascular graft products. Our major competitors are Boston Scientific, Vascutek, W.L. Gore and Impra, a subsidiary of C.R. Bard, Inc.

   Life Science Research Products. In 1998, we entered the life science research market by forming a new subsidiary, Genisphere Inc. Genisphere has developed reagents based on a new, proprietary class of DNA molecules known as 3DNA(R), or Three Dimensional Nucleic Acid. A reagent is a biologically or chemically active substance. Genisphere's reagents are used to detect and measure other biological substances. Our 3DNA-based reagents have been shown to increase the sensitivity of nucleic acid detection and may also provide substantially greater sensitivity for the detection of proteins than was previously possible using conventional assays. Our first products were probes designed for use in conventional blot assays. Genisphere had an agreement with Fisher Scientific LLC that provided Fisher with the non-exclusive right to distribute only Genisphere's first generation blot products in the United States and Puerto Rico. Genisphere terminated its distribution agreement with Fisher effective in September 2000 because we are no longer actively promoting the first generation blot products.

   Based on our new market entry strategy, our life science research products will be designed primarily for use in newly developed kinds of detection assays. In these new markets, adoption of new technologies, such as 3DNA technology, occurs much faster and potential customers are more highly concentrated and easier to reach, when compared to the mature blot market, which was our initial target market. Our first products for these new markets are detection kits designed to improve the reliability and sensitivity of microarray experiments.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our life science research products. Our major competitors include Amersham Biosciences, PerkinElmer Life Sciences Inc. and Agilent Technologies.

Research and Development

   We invested approximately $29.0 million in 2003, $25.7 million in 2002 and $24.4 million in 2001 on research and development of new products and the improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Our Marketing and Sales Organization

   Our products are sold throughout the world through our own direct sales organization and through independent distributors. Our worldwide direct sales organization employs approximately 420 people and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians on a continuing basis. Our sales are broadly based and no customer accounts for more than 10% of our total sales.

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

   International sales as a percentage of our total sales were 32% in 2003, 30% in 2002 and 29% in 2001. We have subsidiaries in the United Kingdom, France, Germany, Italy, Belgium and the Netherlands. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 9 to the Consolidated Financial Statements for additional information with respect to our international operations and foreign currency exposures.

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

Seasonality

   Typically, our net sales are lower in the first and second quarters and higher in the third and fourth quarters. Lower net sales in the first quarter result from patient tendencies to defer, if possible, hospital procedures during the summer months and from the seasonality of the U.S. and European markets, where summer vacation schedules normally result in fewer hospital procedures. Lower net sales in the second quarter result from holidays in the United States and other markets and patient tendencies to defer, if possible, hospital procedures during these holiday seasons. Independent distributors may randomly place large orders that can distort the net sales pattern just described. In addition, new product introductions and regulatory approvals can impact the typical sales patterns.

Suppliers

   Our products are made of components which we manufacture or which are usually available from existing and alternate sources of supply. Some of our products are manufactured through agreements with unaffiliated companies. We purchase certain components from single or preferred sources of supply. Our use of single or preferred sources of supply increases our exposure to price increases and production delays. In addition, certain of our suppliers have been contemplating, and in a few cases have begun, reducing or eliminating sales of their products to medical device manufacturers like us. We are not able to predict whether or not additional suppliers will withhold their products from medical device manufacturers, including us.

Patents

   We hold a number of United States and foreign patents. In addition, we also have filed a number of patent applications that are currently pending. We do not believe the expiration or invalidity of any of our patents would have a material adverse effect on our business as currently conducted.

Employees

   At the end of fiscal 2003, we had approximately 1,300 employees worldwide. We believe our relationship with our employees is good.

Orders Backlog

   At June 30, 2003, we had a total backlog of unshipped customer orders of $20.7 million, primarily for patient monitoring products. Substantially all of the backlog will be delivered in fiscal 2004. The total backlog at June 30, 2002 was $15.5 million.

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

   On August 1, 2000, CMS established a product-specific reimbursement system for devices used in the hospital outpatient setting that provided for reimbursement for VasoSeal ES and, as of October 1, 2000, for VasoSeal VHD. Effective April 1, 2001, CMS replaced the product-specific reimbursement system with a new system that provided reimbursement for specific types of devices, including vascular closure devices. VasoSeal VHD and ES devices were eligible for reimbursement under this new system as well. Effective April 1, 2002, CMS significantly reduced the reimbursement rate for all vascular closure devices. These special payments ended as of January 1, 2003.

Health Care Reform

   We believe that concerns about potential health care reform legislation have slowed the domestic sales of medical devices generally. Our management cannot predict at this time what impact, if any, the adoption by the United States Congress of health care reform legislation will have on our business.

Available Information

   Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.datascope.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from the Company's Corporate Secretary, Datascope Corp., 14 Philips Parkway, Montvale, New Jersey 07645.

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

                                                                                                             Ownership or
                                                          General Character                                   Expiration
Location                                                 and Use of Property                                 Date of Lease
--------                                                 -------------------                                 -------------
Fairfield, New Jersey                75,000 sq. feet, used for Cardiac Assist facility and          Owned
                                     manufacturing of intra-aortic balloons

Hatfield, Pennsylvania               15,000 sq. feet, used for Genisphere research and              Leased (until 6/30/11)
                                     development, manufacturing and warehousing

Hoevelaken, the Netherlands          12,700 sq. feet, used for administrative offices and the       Owned
                                     European central warehouse

La Ciotat, France                    30,000 sq. feet, used by InterVascular for manufacturing       Owned - 18,000 sq. feet
                                     and warehousing of vascular grafts and administrative          Leased - 12,000 sq. feet (until
                                     offices                                                        5/30/07)

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

                                     o Manufacturing of cardiac assist balloon pump systems

Mahwah, New Jersey                   90,000 sq. feet, used for:                                     Owned
                                     o Interventional Products facility--manufacturing,
                                       warehousing, research and development and distribution of
                                       collagen products and administrative offices

                                     o Warehousing, packaging and distribution of cardiac assist products

                                     o Warehousing and distribution of InterVascular products

                                     o Corporate records storage

Montvale, New Jersey                 38,000 sq. feet, used for corporate and InterVascular          Owned
                                     headquarters

Vaals, the Netherlands               17,500 sq. feet, for sale and not used in current              Owned
                                     operations


   We also lease office space in England, France, Italy, Belgium and Germany. The facility in Vaals, the Netherlands, that was used in the manufacturing, warehousing and research and development for collagen products was closed in May 2002 and offered for sale. We believe that our facilities and equipment are in good working condition and are adequate for our needs.

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

   On July 21, 1999, we instituted patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. in the United States District Court, District of Minnesota. In that litigation our complaint alleged that the manufacture, use and/or sale of Vascular Solutions' Duett device infringed our United States Patent No. 5,725,498. At the end of November 2002, the parties settled the matter. Pursuant to the settlement, Vascular Solutions paid us $3.75 million and we granted Vascular Solutions a limited, non-exclusive patent license.

   In December 2000, an action was filed in New York Supreme Court against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel, M.D., George Heller, Arno Nash and Datascope Corp. The complaint alleges, inter alia, common law claims for breach of the duty of loyalty and breach of fiduciary duty for approving allegedly excessive compensation to defendant Saper. By agreement, the time to respond to this complaint has been extended. The action is pending.

    In August 2001, an action was filed in United States District Court for the District of New Jersey against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel, M.D., George Heller, Arno Nash and Datascope Corp. The Complaint alleges, inter alia, that our October 27, 2000 proxy statement contained materially false and misleading statements concerning, among other things, the deductibility for federal income tax purposes of Mr. Saper's bonus compensation, that it omitted material facts regarding the bonuses payable and the number of persons eligible under the Management Incentive Plan, and that it was coercive insofar as it stated that we might grant Mr. Saper a bonus if the Plan were not approved by the stockholders. The Complaint also alleges that the defendant directors breached their duties of good faith and loyalty and were negligent in connection with these matters, and by approving allegedly excessive payments to Mr. Saper. On April 1, 2002, the District Court granted our motion to dismiss the action, holding that the proxy statement did not contain materially false or misleading statements. The Court declined to exercise its supplemental jurisdiction over the remaining state law claims and dismissed those claims without prejudice. Plaintiff appealed from the order of dismissal to the Third Circuit Court of Appeals. In a decision filed on February 21, 2003, the Third Circuit vacated the District Court's order of dismissal and remanded the case for further proceedings. In so doing, the Third Circuit noted that for purposes of the appeal it was required to accept as true all of the plaintiff's allegations and held that the plaintiff stated a cause of action on the grounds, among other things, that the proxy statement failed to accurately disclose certain matters relating to management incentive plans under which Mr. Saper received compensation. The Third Circuit also found that dismissal of the complaint for failure by plaintiff to make demand upon the Board of Directors prior to bringing a derivative action was not appropriate at this preliminary stage of the case. Following remand, the parties have begun initial discovery proceedings in the district court.

    On January 28, 2003, Sanmina-SCI, one of our suppliers, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that we are obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages of $1.2 million, plus material markup, carrying costs and interest. In response, we filed an answer denying the allegations of the complaint and counterclaimed for damages we suffered in the amount of $2.3 million for Sanmina-SCI's breach of its obligation to us. We believe we have meritorious defenses and a meritorious counterclaim and intend to proceed vigorously in this matter.

    In September 1999, we terminated a distributor agreement with Biomed S.A. The agreement provided for the distribution of our cardiac products in Spain. In addition, we also started to direct market our cardiac products in Spain. In July 2000, Biomed brought an action against us in Spain seeking to have the Spanish Court declare Biomed an exclusive distributor of our products. In October 2000, the Spanish Court ruled that Biomed was not an exclusive distributor of our products in Spain. The matter was settled when we decided to reinstate Biomed as a distributor of our cardiac products in Spain. Final papers were filed in June 2003 with the Spanish Court in order to dismiss the suit.

    The Public Prosecutor's Office in Darmstadt, Germany is conducting an investigation of one current and one former employee of one of our German subsidiaries. The investigation concerns marketing practices under which benefits were provided to customers of the subsidiary. We are cooperating with the investigation. The German subsidiary has annual revenues of under $5 million. We cannot predict at this time what the results of the investigation may be or whether it could have a material adverse effect on us or our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2003.

Item 4A. Executive Officers of the Company.

   The following table sets forth the names, ages, positions and offices of our executive officers:

Name                                      Age                 Positions and Offices Presently Held
  ----                                    ---                 ------------------------------------
Lawrence Saper......................       75      Chairman of the Board and Chief Executive Officer
Murray Pitkowsky....................       72      Senior Vice President, Chief Financial Officer and Treasurer
Fred Adelman........................       50      Chief Accounting Officer and Corporate Controller
Nicholas E. Barker..................       45      Vice President, Design
James L. Cooper.....................       52      Vice President, Human Resources
Thomas Dugan........................       46      Vice President; President, InterVascular, Inc.
Jeffrey L. Purvin...................       51      Vice President; President, Interventional Products Division
Donald Southard.....................       57      Vice President; President, Patient Monitoring Division
Paul J. Southworth..................       59      Vice President; President, Cardiac Assist Division
S. Arieh Zak........................       42      Vice President, Regulatory Affairs and Corporate Counsel

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

   Fiscal Year              High       Low      Dividends
   -----------              ----       ---      ---------
   2002
    First Quarter           $46.93     $34.22     $0.05
    Second Quarter           40.75      31.50      0.05
    Third Quarter            35.65      25.95      0.05
    Fourth Quarter           34.21      25.74      0.05
   2003
    First Quarter           $30.20     $21.60     $0.05
    Second Quarter           28.50      23.48      0.05
    Third Quarter            27.85      21.71      0.05
    Fourth Quarter           33.00      26.13      0.05


   As of September 12, 2003, there were approximately 593 holders of record of our common stock.

Dividend Policy

   On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends. Our dividend policy is reviewed periodically.

Recent Sales of Unregistered Securities

   None.

   The remaining information called for by this item relating to equity compensation plans is reported under Item 12 of this report.

Item 6. Selected Financial Data.

   The following table sets forth selected financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto on pages F-1 to F-26.

                         SELECTED FINANCIAL INFORMATION

Earnings Statement Data:
 (in thousands, except per share data)


                                                        Year Ended June 30,
                                       ------------------------------------------------------
                                         2003       2002        2001       2000        1999
                                         ----       ----        ----       ----        ----
Net Sales..........................    $328,300   $317,400    $312,800   $301,400    $271,500
                                       --------   --------    --------   --------    --------
Cost of sales......................     138,153    133,532     125,030    119,665     106,646
Research and development...........      29,034     25,720      24,402     24,426      28,524
Selling, general and administrative     130,871    126,075     117,571    116,792     105,847
Other Items (A)....................      (3,028)    11,463          --     (3,825)      3,429
                                       --------   --------    --------   --------    --------
                                        295,030    296,790     267,003    257,058     244,446
                                       --------   --------    --------   --------    --------
Operating earnings.................      33,270     20,610      45,797     44,342      27,054
Other (income) expense:
  Interest income..................      (1,583)    (1,891)     (3,669)    (3,659)     (3,342)
  Interest expense.................           1        137          51         21          29
  Other, net.......................         350        297        (176)       132         583
                                       --------   --------    --------   --------    --------
                                         (1,232)    (1,457)     (3,794)    (3,506)     (2,730)
                                       --------   --------    --------   --------    --------
Earnings before taxes on income....      34,502     22,067      49,591     47,848      29,784
Taxes on income....................      11,203      8,166      15,348     14,773       8,372
                                       --------   --------    --------   --------    --------
Net earnings.......................    $ 23,299   $ 13,901    $ 34,243   $ 33,075    $ 21,412
                                       ========   ========    ========   ========    ========
Earnings per share, Basic..........    $   1.58   $   0.94    $   2.30   $   2.18    $   1.40
Earnings per share, Diluted........    $   1.57   $   0.92    $   2.20   $   2.06    $   1.36
Dividends per share (B)............    $   0.20   $   0.20    $   0.19   $   0.12          --


Balance Sheet Data:
 (in thousands)


                                                           As of June 30,
                                       ------------------------------------------------------
                                         2003       2002        2001       2000        1999
                                         ----       ----        ----       ----        ----
Total assets.......................    $338,832   $316,022    $310,335   $295,326    $269,453
Long-term debt.....................          --         --          --         --          --
Working capital....................     131,374    118,241     129,715    120,298     125,261
Stockholders' equity...............     271,675    250,978     243,478    227,286     214,295
Cash dividends.....................       2,957      2,956       2,805      1,809          --

---------------
(A) Other Items include gain on legal settlement in fiscal 2003 (See Note 12 to Consolidated Financial Statements), restructuring charges in fiscal 2002 (see Note 13 to Consolidated Financial Statements), gain on sale of technology in fiscal 2000 and restructuring charges in fiscal 1999.
(B) On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   The following table shows the comparison of net earnings and earnings per diluted share over the past three fiscal years.

                                                 (Dollars in millions,
                                                      except EPS)
                                                ----------------------
                                                  Year ended June 30,
                                                ----------------------
                                                 2003    2002     2001
                                                 ----    ----     ----
      Net Earnings (1) ......................   $23.3    $13.9   $34.2
      Earnings per share, diluted (1) .......   $1.57    $0.92   $2.20


Comparison of Results--Fiscal 2003 vs. Fiscal 2002

Sales

   The following table shows sales by product line over the past three fiscal years.

                                                              Sales by Product Line
                                                              (Dollars in millions)
                                                               Year ended June 30,
                                                            -------------------------
                                                             2003      2002     2001
                                                             ----      ----     ----
      Patient Monitoring ................................   $136.5    $125.0   $110.7
       % change from prior year .........................        9%       13%       5%
       % of total sales .................................       42%       39%      35%
      Cardiac Assist ....................................   $118.4    $112.5   $119.0
       % change from prior year .........................        5%       (5)%      1%
       % of total sales .................................       36%       36%      38%
      Interventional Products
       (formerly Collagen Products) .....................   $ 42.0    $ 53.4   $ 58.8
       % change from prior year .........................      (21)%      (9)%      3%
       % of total sales .................................       13%       17%      19%
      Vascular Grafts ...................................   $ 30.1    $ 25.5   $ 23.3
       % change from prior year .........................       18%       10%      10%
       % of total sales .................................        9%        8%       8%
      Genisphere ........................................   $  1.3    $  1.0   $  1.0
       % change from prior year .........................       --        --       --
       % of total sales .................................       --        --       --
      Total Sales .......................................   $328.3    $317.4   $312.8
       % change from prior year .........................        3%        1%       4%

---------------
(1) Net earnings and earnings per share in fiscal years 2003, 2002 and 2001 shown above include the following:
    Fiscal 2003 Gain on legal settlement of $1.9 million after tax or $0.13 per diluted share.
    Fiscal 2002 Restructuring charges of $9.5 million after tax or $0.63 per diluted share.
    Fiscal 2001 Gain on sale of underutilized facility of $356 thousand after tax or $0.02 per diluted share.

   Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2003 increased 7% to $254.9 million from $237.5 million last year.

 Cardiac Assist

   Cardiac assist product sales increased 5% to $118.4 million in fiscal 2003. The increase is due to stronger worldwide sales of intra-aortic balloon pumps, a modest increase in sales of balloon (IAB) catheters and the favorable effect of foreign exchange translation. The Company's distributor in Japan reduced purchases of IAB catheters in the first half of the fiscal year in order to reduce inventory and resumed its normal purchasing pattern in the second half of the year. Sales of the new, premium-priced FidelityTM 8 Fr. IAB catheter continued to grow, accounting for 61% of total IAB catheter sales in the fourth quarter.

 Patient Monitoring

   Sales of patient monitoring products rose 9% to $136.5 million in fiscal 2003. The sales increase reflects strong growth of several product lines, including Accutorr Plus(R) noninvasive blood pressure monitors, wireless central monitoring systems, Masimo SET(R)(1) pulse oximetry sensors and the AnestarTM anesthesia delivery system. Favorable foreign exchange translation also contributed to sales growth.

   During the third quarter, the Company positioned itself for renewed growth in the bedside monitoring market segment with the introduction of two new monitors, SpectrumTM and TrioTM. The Spectrum monitor is a battery-powered, portable bedside monitor for the high-end, critical care market, a $650 million market segment. The Trio is a compact and highly portable monitor with applications in a wide variety of hospital and outpatient settings. It is aimed at price sensitive markets such as surgery centers, general hospital applications and international markets. The Trio should enable Datascope to expand its share of an estimated $80 million low-end monitor market. Shipments of Spectrum in the U.S. and to international markets began in the third quarter. Shipments of Trio to international markets began in the third quarter, and U.S. sales are expected to begin in the first half of fiscal 2004 when FDA market clearance is expected. Sales of bedside monitors increased in the fourth quarter following the introduction of these two new products.

   Sales of the Interventional Products / Vascular Grafts segment decreased 9% to $72.1 million compared to $78.9 million last year.

 Interventional Products

   Sales of VasoSeal(R) sealing devices decreased 21% to $41.2 million from $52.0 million last year due to continued strong competition and to the production problem that arose shortly after manufacturing of VasoSeal EliteTM began in the third quarter, which interrupted the launch of this next-generation product. This production problem was resolved and shipments of VasoSeal Elite devices, which incorporate a new, proprietary collagen hemostat, resumed in June.

   Sales of collagen hemostats were $0.8 million compared to $1.4 million last year with the decrease due to reduced sales in international markets.

   During the first quarter of fiscal 2004 we changed the name of our Collagen Products Division, which manufactures and markets the VasoSeal devices, to the Interventional Products Division. The new name reflects our objective to broaden the product portfolio offered by the division to include new products for interventional cardiology and interventional radiology that are not collagen-based. The first of these new products, an innovative pressure-assisted dressing for post-hemostasis wound management, is expected to be launched in the first half of the new fiscal year.

 Vascular Grafts

   Sales of InterVascular, Inc.'s products increased 18% to $30.1 million, primarily reflecting favorable foreign exchange translation, a full year of direct sales in the U.S., and increased sales of the InterGard1 Silver anti-microbial graft in Europe. Sales in the U.S. were also higher than last year because the Company's former distributor, whose termination became effective at the end of December 2001, placed no orders in the second quarter last year. We are continuing to seek FDA approval to sell InterGard Silver grafts in the United States.


---------------
(1)   Masimo SET is a registered trademark of Masimo Corporation.

 Genisphere

   Sales of Genisphere products were $1.3 million in fiscal 2003 compared to $1.0 million in the prior year, as Genisphere continued to pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.

   The weaker U.S. dollar compared to the Euro and the British Pound increased consolidated sales by approximately $6.8 million in fiscal 2003 compared to fiscal 2002.

Costs and Expenses

   The gross profit percentage of 57.9% for fiscal 2003 was unchanged from last year. An improved gross margin in the Cardiac Assist / Monitoring Products segment as a result of cost reduction programs and higher average selling prices was offset by the effect of a less favorable sales mix, the write-off of obsolete inventory related to the MR Monitor line and costs associated with the VasoSeal Elite production problem. In addition, for fiscal 2003, the gross margin was favorably impacted by an insurance settlement of $500 thousand recorded in the first quarter related to unusable collagen inventory, which was reserved for in June 1997 with a charge to cost of sales. Datascope filed a claim under its property insurance policy for the unusable collagen inventory. When the Company received the insurance settlement of $500 thousand, in the first quarter of fiscal 2003, the settlement was accounted for as a reduction to cost of sales, consistent with the accounting treatment for the related inventory reserve.

   We continued our companywide focus on new product development and improvements of existing products in fiscal 2003. Spending on research and development (R&D) reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. R&D expenses increased 13% to $29.0 million in fiscal 2003, equivalent to 8.8% of sales compared to $25.7 million, or 8.1% of sales last year.

   R&D expenses for the Cardiac Assist / Monitoring Products segment increased 10% to $18.9 million in fiscal 2003 compared to $17.2 million last year, with the increase primarily due to new product development projects in Patient Monitoring.

   R&D expenses for the Interventional Products / Vascular Grafts segment increased 19% to $7.8 million in fiscal 2003 compared to $6.6 million last year, with the increase primarily due to new product development projects in InterVascular.

   The balance of consolidated R&D is in Corporate and Other and amounted to $2.3 million in fiscal 2003 compared to $1.9 million for the comparable period last year.

   Selling, general and administrative (SG&A) expenses increased 4% to $130.9 million in fiscal 2003, or 39.9% of sales compared to $126.1 million, or 39.7% of sales last year.

   SG&A expenses for the Cardiac Assist / Monitoring Products segment increased 3% to $86.2 million in fiscal 2003, primarily attributable to filling open positions, costs associated with the increased sales and the impact of foreign exchange translation.

   SG&A expenses for the Interventional Products / Vascular Grafts segment decreased 2% to $47.1 million in fiscal 2003. The decrease was primarily attributable to lower selling and marketing expenses in Interventional Products, partially offset by increased selling expenses in InterVascular due to a full year of U.S. direct field force expenses in fiscal 2003 compared to a half year in fiscal 2002 and the impact of foreign exchange translation.

   Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

   The weaker U.S. dollar compared to the Euro and the British Pound increased total SG&A expenses by approximately $4.7 million in fiscal 2003.

Gain on Legal Settlement

   In July 1999, we instituted patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. in the United States District Court, District of Minnesota. In that litigation our complaint alleged that the manufacture, use and/or sale of Vascular Solutions' Duett device infringed our United States Patent No. 5,725,498. In November 2002, the parties settled the matter. Pursuant to the settlement, Vascular Solutions paid us $3.75 million and we granted Vascular Solutions a limited, non-exclusive patent license. In the second quarter of fiscal 2003, we recorded a pretax gain on the settlement, net of related legal expenses, of $3 million, or $1.9 million after tax, equivalent to $0.13 per diluted share.

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

   The workforce reductions totaled 151 employees or 11% of our worldwide employment. The restructuring programs were completed in fiscal 2003.

Interest Income

   Interest income was $1.6 million in fiscal 2003 compared to $1.9 million last year, with the decrease primarily the result of a decline in the average yield from 4.5% to 3.2%, partially offset by a higher average portfolio balance ($49.2 million vs. $38.6 million).

Income Taxes

   In fiscal 2003, the consolidated effective tax rate was 32.5% compared to 37.0% last year. The consolidated effective tax rate for fiscal 2002 was significantly impacted by expenses related to the restructuring programs in the first and second quarters which were not deductible for tax purposes, primarily in international businesses. The effect on the consolidated tax rate of the gain on legal settlement in fiscal 2003 and the restructuring charge in fiscal 2002 was 0.5% and 6.7%, respectively. The remaining increase in the consolidated effective tax rate in fiscal 2003 was primarily attributable to an increase in state income tax rates.

Net Earnings

   Net earnings were $23.3 million or $1.57 per diluted share in fiscal 2003 compared to $13.9 million, or $0.92 per diluted share last year. The increased earnings in fiscal 2003 primarily reflects an increased gross margin from higher sales in all product lines, except VasoSeal, the gain on legal settlement ($1.9 million after-tax), and the negative impact on earnings last year of the restructuring charges ($9.5 million after-tax), partially offset by higher R&D and SG&A expenses, as discussed above.

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

   As of June 30, 2003, we had a notional amount of $7.2 million of foreign exchange forward contracts outstanding, all of which were in Euros and British Pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

Comparison of Results--Fiscal 2002 vs. Fiscal 2001

Sales

   Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2002 increased 3% to $237.5 million from $229.7 million in 2001.

 Cardiac Assist

   Sales of Cardiac Assist products were $112.5 million, 5% below fiscal 2001, primarily due to an exceptionally large number of pumps sold in the previous year in the U.S. to replace discontinued pump models. The worldwide market for intra-aortic balloon catheters in fiscal 2002 remained essentially unchanged, as growth in international markets offset a decline in the U.S. market. Our strong worldwide market share also remained unchanged. Our new IAB catheter, the Fidelity 8 Fr., which was introduced in February 2002, continued to be well received by customers and accounted for 27% of all Datascope balloon catheter unit sales at the end of the fourth quarter, its first full quarter of sales. The Fidelity catheter is priced at a modest premium to the Profile catheter which it is intended to replace.

 Patient Monitoring

   Patient Monitoring sales rose 13% to $125.0 million for the year. This strong sales growth was primarily attributable to increased sales in the U.S. of wireless monitoring systems and a continued sharp gain in sales of Masimo SET pulse oximetry sensors. The new wireless systems use a protected radio band allocated for medical use by the Federal Communications Commission. Increased sales of Passport 2(R) portable monitors and Accutorr Plus noninvasive blood pressure monitors also contributed to growth.

   Sales of the Collagen Products / Vascular Grafts segment were $78.9 million compared to $82.1 million in 2001.

 Collagen Products

   Sales of VasoSeal(R) arterial puncture sealing devices decreased 10% to $52.0 million, reflecting competitive market conditions and loss of market share. VasoSeal's new deployment technique called Modified Hold Technique, or MHT, introduced to the U.S. market in mid-April 2002, protects the mechanical seal created by deployment of VasoSeal's collagen plug, thereby largely eliminating the previous need for post-procedure hold in order to achieve hemostasis. The apparent usage of VasoSeal in those hospitals certified to practice MHT was running higher than usage prior to the introduction of MHT. Retraining physicians for MHT, however, has proved to be more difficult and time-consuming than previously anticipated and this has slowed the introduction of MHT to about 13% of hospitals purchasing VasoSeal at June 30, 2002.

   In the fourth quarter of 2002, we received the CE mark for VasoSeal Elite, the next generation of both the ES and VHD products, which embodies a new, proprietary hemostat that rapidly expands as it comes into contact with blood. Also in the fourth quarter, we received FDA approval for VasoSeal Low Profile, a downsized VHD model aimed at the growing market segment for 4 and 5 Fr. diagnostic procedures.

   Sales of collagen hemostats increased 35% to $1.4 million, primarily due to increased sales in international markets.

 Vascular Grafts

   Sales of InterVascular, Inc. increased 10% to $25.5 million, reflecting continued strong demand for the InterGard Silver anti-microbial graft in international markets and the contribution from sales of peripheral stents. Total international sales increased 16% for the year. Sales in the U.S. declined 15% as the result of the termination, effective December 31, 2001, of InterVascular's former distributor, which placed no orders in the second quarter upon being notified of its termination. Datascope began selling InterVascular products through its dedicated direct sales organization in the U.S. in January 2002.

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

Costs and Expenses

   The gross profit percentage was 57.9% for fiscal 2002 compared to 60.0% in fiscal 2001. The decreased gross margin was primarily attributable to a reduced gross margin in the Cardiac Assist / Monitoring Products segment, as a result of a less favorable sales mix due to increased sales of lower margin patient monitoring products and decreased sales of higher margin cardiac assist products. Reduced sales of high margin VasoSeal products also contributed to the decrease in the gross margin.

   We continued our companywide focus on new product development and improvement of existing products in fiscal 2002. Spending on R&D reflects investment in new product development programs, regulatory compliance and clinical evaluations. R&D expenses increased 5% to $25.7 million in fiscal 2002 compared to $24.4 million and increased as a percentage of sales to 8.1% in fiscal 2002 compared to 7.8% in fiscal 2001.

   R&D expenses for the Cardiac Assist / Monitoring Products segment increased 12% to $17.2 million in fiscal 2002, primarily due to the increase in new product development projects in Patient Monitoring.

   R&D expenses for the Collagen Products / Vascular Grafts segment decreased 7% to $6.6 million in fiscal 2002, with the decrease primarily due to lower expenditures in the Collagen Products business.

   The balance of consolidated R&D is in Corporate and Other and amounted to $1.9 million in fiscal 2002, unchanged from the previous year.

   Selling, general and administrative expenses increased 7% to $126.1 million in fiscal 2002 compared to $117.6 million in fiscal 2001. As a percentage of sales, SG&A expenses were 39.7% in fiscal 2002 compared to 37.6% in fiscal 2001.

   SG&A expenses for the Cardiac Assist / Monitoring Products segment increased 2% to $83.4 million in fiscal 2002. The increase was primarily attributable to filling open field sales positions and territory expansions in Cardiac Assist and Patient Monitoring.

   SG&A expenses for the Collagen Products / Vascular Grafts segment increased 13% to $48.3 million in fiscal 2002. The increase was primarily attributable to the investment in building a U.S. direct field sales force for InterVascular, Inc.

   Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

   The stronger U.S. dollar compared to major European currencies decreased total SG&A expenses by approximately $0.2 million in fiscal 2002 compared to fiscal 2001.

Restructuring Charges

   In the first and second quarters of fiscal 2002, we recorded restructuring charges totaling $l1.5 million. The restructuring programs were committed to and approved by management and the Board of Directors during such quarters and the charges were recorded under the guidelines of the Financial Accounting Standards Board Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." For example, for the involuntary termination benefits, the charge was recorded after all four of the conditions discussed in EITF 94-3 existed.

   The restructuring programs in the first quarter of fiscal 2002 were as follows:

 VasoSeal

   Centralization of manufacturing and cost reduction initiatives in the VasoSeal business, which had experienced pressure on revenue growth due to competition. As a result of the restructuring, the high cost VasoSeal manufacturing and R&D facility in Vaals, the Netherlands, was closed and placed on the market for sale, and the manufacture of VasoSeal products was centralized in the Mahwah, New Jersey facility by the end of the fourth quarter of fiscal 2002. The Vaals facility has not yet been sold. Restructuring charges for this program included asset write-downs resulting from the restructuring decision, contractual and incremental obligations, including lease termination costs and legal fees related to the plant closure, severance expenses for 64 manufacturing and R&D employees in The Netherlands and severance expenses for 20 U.S. employees.

 Cardiac Assist

   Reorganization and streamlining of operations in the Cardiac Assist business, which had experienced pressure on revenue growth. Restructuring charges represented severance expenses for 26 U.S. employees.

   All of the U.S. employees terminated in the first quarter restructuring programs left the Company by September 30, 2001 and the Vaals employees left the Company by the end of May 2002. Severance for the Vaals employees was paid in cash by the end of fiscal 2002. Severance for U.S. employees was paid in cash by the end of fiscal 2003.

   The restructuring programs in the second quarter of fiscal 2002 were as follows:

 Stents

   Exiting the coronary stent business in Europe--Based on the highly competitive stent market and analysis of future economic contributions of the stent business, during the second quarter of fiscal 2002, the Company decided to exit the coronary stent business. In conjunction with this decision, the Company decided not to exercise its option to purchase the remaining 70% of the equity of AMG and QualiMed, two private German companies involved in the distribution, development and manufacture of stent products, and to discontinue financial support to these businesses. As a consequence of these decisions and the anticipated resulting impact on the operations of AMG and QualiMed, we determined that there had been an other than temporary decline in the value of these investments. As a result of our decision to exit this business, we adjusted the carrying value of these investments to their estimated fair value by writing off our 30% equity investment, as well as existing loans of $370,000, to these two companies. Restructuring charges for this program included: asset write-downs, severance expenses for 6 European employees and contractual and incremental obligations, including legal fees and contract termination costs.

 Cardiac Assist

   Closure of a Cardiac Assist direct sales operation in a European country, because it was unprofitable. As a result of the restructuring, Cardiac Assist products in this country are now distributed by a third party. Restructuring charges primarily included severance expenses for 3 European employees and non-cancelable lease termination costs.

 VasoSeal

   Based on continuing intense competition in the vascular closure market, we implemented additional workforce reductions in the VasoSeal business, resulting in severance expenses for 18 U.S. employees. The restructuring charge also included additional severance expense related to the Vaals plant closure, as a result of a further increase to the existing severance packages after the terminations were announced.

 Patient Monitoring

   Cost reduction initiatives in the Patient Monitoring business to realign the cost structure and streamline operations. Restructuring charges for this program included severance expenses for 14 U.S. employees.

   Substantially all of the terminated employees from the second quarter restructuring programs left the Company by December 31, 2001.

Interest Income

   Interest income for fiscal 2002 was $1.9 million compared to $3.7 million in fiscal 2001. The decline in interest income in fiscal 2002 was the result of a lower average portfolio balance (from $60.1 million to $38.6 million) and a decrease in the average yield from 6.0% to 4.5%.

Other Income

   During the first quarter of fiscal 2001, we recorded a pretax gain of $593 thousand, or $0.02 per share after tax, from the sale of an underutilized facility in Oakland, New Jersey.

Income Taxes

   In fiscal 2002 the tax rate was 37.0% compared to 30.9% in fiscal 2001. The tax rate in fiscal 2002 significantly increased due to expenses related to the restructuring programs in the first half of the year that were not deductible for tax purposes, primarily in international businesses.

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

Net Earnings

   Net earnings were $13.9 million or $0.92 per diluted share in fiscal 2002 compared to $34.2 million or $2.20 per diluted share in fiscal 2001. The decreased earnings in fiscal 2002 primarily reflects the impact of the restructuring charges in fiscal 2002 ($9.5 million after-tax), slower sales growth, a reduced gross margin percentage resulting primarily from reduced sales of higher margin products and increased SG&A and R&D expenses, as discussed above.

Liquidity and Capital Resources

   Working capital at June 30, 2003 was $131.4 million compared to $118.2 million at June 30, 2002. The current ratio was 3.8:1 compared to 3.4:1 at June 30, 2002. The increase in working capital and the current ratio was primarily the result of an increase in cash and short-term investments ($17.1 million) and a decrease in current liabilities ($3.2 million), partially offset by a decrease in accounts receivable ($5.5 million) and inventories ($2.5 million).

   In fiscal 2003, cash provided by operations was $32.7 million compared to $18.9 million last year. The increase is primarily attributable to the higher net earnings, higher depreciation and amortization and a decrease in accounts receivable.

   Net cash used in investing activities was $23.3 million, attributable to purchases of investments of $54.1 million and the purchase of $4.6 million of property, plant and equipment, offset by $35.7 million for maturities of investments. Net cash used in financing activities was $3.2 million, due to $3.0 million dividends paid and stock repurchases of $0.9 million, offset by stock option activity of $0.7 million.

   We purchased about 35,000 of our common shares for approximately $0.9 million during fiscal year 2003.

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

   We believe our financial resources are sufficient to meet our projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected us.

   Our contractual obligations as of June 30, 2003 were as follows.

   ($ in thousands)                                             Payments due by period
                                        -----------------------------------------------------------------------
                                        Total    Less than 1 year    1-3 years   3-5 years    More than 5 years
                                       ------    ----------------    ---------   ---------    -----------------
   Operating Lease
      Obligations...................   $9,176         $3,375          $3,959       $1,014           $828
                                       ======         ======          ======       ======           ====


   We also have outstanding purchase orders in the ordinary course of business.

Information Concerning Forward Looking Statements

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the possibility that FDA clearance will not be received in time to begin sales of the new Trio monitor in the first half of fiscal 2004, the new innovative pressure-assisted dressing for post-hemostasis wound management will not be launched in the first half of fiscal 2004, market conditions may change, particularly as the result of competitive activity in the cardiac assist, vascular sealing and other markets served by the Company, the Company's dependence on certain unaffiliated suppliers (including single source manufacturers) for Patient Monitoring, Cardiac Assist and VasoSeal products and the Company's ability to gain market acceptance for new products. Additional risks are the ability of the Company to successfully introduce new products, continued demand for the Company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by us with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

   As discussed in Note 1 to the Consolidated Financial Statements, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Management regularly evaluates its estimates and assumptions on an on-going basis and adjusts as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management believes that the following are its critical accounting policies and estimates:

   o Revenue Recognition

      We recognize revenue and all related costs, including warranty costs, when title and risk of loss passes to the customer and collectibility of the sales price is reasonably assured. Revenue is recognized for products shipped FOB shipping point when they leave our premises. Revenue is recognized for products shipped FOB destination when they reach the customer. For certain products where we maintain consigned inventory at customer locations, revenue is recognized at the time we are notified that the product has been used by the customer. We record estimated sales returns as a reduction of net sales in the same period that the related revenue is recognized. Historical experience is used to estimate an accrual for future returns relating to recorded sales, as well as estimated warranty costs. Revenue for service repairs and maintenance is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract. For certain products, revenue is recognized individually for delivered components when undelivered components, such as installation, are not essential to their functionality. Post shipment obligations for training commitments are considered perfunctory, and sales are recognized when delivered with provision for incremental costs.

   o Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at estimated net realizable value. We rely on prior experience to estimate cash which ultimately will be collected from the gross receivables balance at period-end. Such amount cannot be known with certainty at the financial statement date. We maintain a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. We also maintain a general allowance for estimated future collection losses on existing receivables, determined based on historical trends.

   o Inventory Valuation

      We value our inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventory reserves are recorded to report inventory at its estimated fair market value.
      A reserve is recorded for inventory specifically identified as slow-moving or obsolete. In addition, a general reserve is recorded based upon our historical experience with inventory becoming obsolete due to age, changes in technology and other factors.

   o Goodwill Valuation

      Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to the impairment rules of SFAS No. 142, which we adopted in the first quarter of fiscal 2002. Goodwill is tested for impairment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment may exist. We determine the fair market value of our reporting units using estimates of projected cash flows.

   o Income Taxes

      We operate in multiple tax jurisdictions with different tax rates and must determine the allocation of income to each of these jurisdictions based on estimates and assumptions. In the normal course of business, we will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews frequently require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

   o Pension Plan Actuarial Assumptions

      We sponsor defined benefit pension plans covering substantially all of our employees who meet the applicable eligibility requirements. We use several actuarial and other statistical factors which attempt to estimate the ultimate expense and liability related to our pension plans. These factors include assumptions about discount rate, expected return on plan assets and rate of future compensation increases. In addition, our actuarial consultants also utilize subjective assumptions, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions may differ materially from actual results due to the changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences, depending on their magnitude, could have a significant impact on the amount of pension expense we record in any particular period.

Recent Accounting Pronouncements

   In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. We will continue to account for stock-based compensation using the intrinsic value method. We have adopted the disclosure requirements prescribed by SFAS No. 148 as of March 31, 2003.

   In January 2003, the Financial Accounting Standards Boards issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities."
FIN 46 provides guidance on: (1) the identification of entities for which control is achieved through means other than through voting rights and (2) how to determine when and which business enterprise should consolidate such entities. In addition, FIN 46 requires that any enterprises with a significant variable interest in these types of entities make additional disclosures in all financial statements initially issued after January 31, 2003. The adoption of this Interpretation did not have any impact on our financial statements.

   In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is primarily effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant impact on our financial statements.

   In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a significant impact on our financial statements.

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

   We do not use derivative financial instruments for trading purposes. None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2003, 2002 and 2001.

   As of June 30, 2003, we had a notional amount of $7.2 million of foreign exchange forward contracts outstanding, all of which were in Euros and British Pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

Item 8. Financial Statements and Supplementary Data.

   See Financial Statements following Item 15 of this Annual Report on
Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable.

Item 9A. Controls and Procedures.

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

   The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

   There have been no significant changes in the Company's internal controls over financial reporting or in other factors that would significantly affect the internal controls over financial reporting subsequent to the date the Company completed its evaluation.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

   Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

   The following table provides information as of June 30, 2003 about our Common Stock that may be issued under our existing equity compensation plans upon the exercise of stock options or otherwise:

                      Equity Compensation Plan Information


                                                                                               Number of securities
                                             Number of securities                            remaining available for
                                               to be issued upon       Weighted-average       future issuance under
                                                  exercise of         exercise price of     equity compensation plans
                                             outstanding options,    outstanding options,     (excluding securities
Plan Category                                 warrants and rights    warrants and rights     reflected in column (a))
 -----------------------------------------   --------------------    --------------------   -------------------------
                                                      (a)                    (b)                       (c)
Equity compensation plans approved by
  security holders (1) ...................         2,716,514                $30.52                   785,829
Equity compensation plans not approved by
  security holders........................           116,700(2)             $22.60                   134,706(3)
                                                   ---------                ------                   -------
   Total .................................         2,833,214                $30.19                   920,535

---------------
(1) See footnote 8 to the Consolidated Financial Statements for a description of our stock option plans and the compensation plan for non-employee directors.
(2) Includes grants of options to consultants to purchase up to 86,700 shares of our Common Stock. These options have terms ranging from 5 to 10 years, with exercise prices ranging from $18.25 to $39.45. Some of these options vest over time or upon the occurrence of specified events.
(3) Represents shares of common stock reserved for future issuance under the compensation plan for non-employee directors.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14. Principal Accountant Fees and Services.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)  1. Financial Statements

   Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                         Page
                                                                         ----
Report of Independent Auditors ....................................       F-1
Consolidated balance sheets--June 30, 2003 and 2002 ...............       F-2
Consolidated statements of earnings--Years ended June 30, 2003,
  2002 and 2001....................................................       F-3
Consolidated statements of stockholders' equity--Years ended June
  30, 2003, 2002 and 2001..........................................       F-4
Consolidated statements of cash flows--Years ended June 30, 2003,
  2002 and 2001....................................................       F-5
Notes to consolidated financial statements ........................   F-6 - F-26
   2. Financial Statement Schedules
Schedule II--Valuation and Qualifying Accounts ....................       S-1


   All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

   3. Exhibits

Exhibit No.                              Document Description
-----------                              --------------------
  3.1         Restated Certificate of Incorporation as filed with the Secretary of
              State of the State of Delaware on October 30, 1989, incorporated by reference as Exhibit 3.1 to the registrant's Registration Statement on
              Form 8-B, filed with the Commission in January 1990 (the "Form 8-B").
  3.2         By-Laws, incorporated by reference to Exhibit 3.2 to the Company's Annual
              Report on Form 10-K for fiscal year ended June 30, 1993 (the "1993 10-
              K").
  4.1         Specimen of certificate of Common Stock, incorporated by reference to
              Exhibit 4.2 to the Form 8-B.
  4.2         Form of Certificate of Designations of the Company's Series A Preferred
              Stock, incorporated by reference to Exhibit 2.2 to the Company's
              Registration Statement on Form 8-A, filed with the Commission on May 31,
              1991 (the "Form 8-A").
  4.3         Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2.1 to the Form 8-A.
  4.4         Form of Amendment to Rights Agreement, dated May 24, 2000, between the
              Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2 to the Form 8-A/A, filed with the Commission on
              June 1, 2000.
 10.1         Datascope Corp. 1981 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2.1 to the Form 8-B.
 10.2         Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the
              quarter ended December 31, 1997 (the "2Q 1997 10-Q").
 10.3         Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to
              Exhibit 10.2 to the 2Q 1997 10-Q.
 10.4         Datascope Corp. Annual Incentive Plan, incorporated by reference to
              Exhibit 10.3 to the 2Q 1997 10-Q.
 10.5         Datascope Corp. Amended and Restated Compensation Plan for Non-Employee
              Directors, incorporated by reference to Annex A to the Company's Proxy
              Statement on Schedule 14A filed by the Company on October 28, 2002.
 10.6         Employment Agreement, dated July 1, 1996, by and between the Company and
              Lawrence Saper, incorporated by reference to Exhibit 10.8 to the Annual
              Report on Form 10-K for the fiscal year ended June 30, 1997.

 Exhibit No.                             Document Description
  -----------                            --------------------
     10.7     Split-Dollar Agreement, dated July 25, 1994, by and among the Company,
              Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees
              of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K
              for fiscal year ended June 30, 1996 (the "1996 10-K").
     10.8     Modification Agreement, dated July 25, 1994, by and among the Company,
              Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees
              of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.16 to the 1996 10-K.
     10.9     Assignment, dated July 25, 1994, by Carol Saper, Daniel Brodsky and Helen
              Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of
              Metropolitan Life Insurance Company Insurance Policy No. 940 750 122UM in
              favor of the Company, incorporated by reference to Exhibit 10.17 to the
              1996 10-K.
    10.10     Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and
              Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of
              Security Mutual Life Insurance Company of New York Insurance Policy No.
              11047711 in favor of Datascope Corp., incorporated by reference to
              Exhibit 10.18 to the 1996 10-K.
    10.11     Stock Option Agreement between the Company and William E. Cohn, incorporated by reference to Exhibit 4.1 of the Registration Statement on
              Form S-8, filed with the Commission on June 20, 2000 (the "June 20, 2000
              Form S-8").
    10.12     Stock Option Agreement between the Company and Thor W. Nilsen, incorporated by reference to Exhibit 4.2 of the June 20, 2000 Form S-8.
    10.13     Stock Option Agreement between the Company and Robert Getts, Ph.D., incorporated by reference to Exhibit 4.3 of the June 20, 2000 Form S-8.
    10.14     Stock Option Agreement between the Company and Robert Getts, Ph.D., James
              Kadushin and William Ohley, Ph.D., incorporated by reference to Exhibit
              4.4 of the June 20, 2000 Form S-8.
    10.15     Stock Option Agreement between the Company and Arno Nash and Alan
              Abramson, incorporated by reference to Exhibit 4.5 of the June 20, 2000
              Form S-8.
    10.16     Stock Option Agreement between the Company and David Altschiller, incorporated by reference to Exhibit 4.7 of the June 20, 2000 Form S-8.
    10.17     Amendment to Employment Agreement, dated as of May 30, 2000, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to
              Exhibit 10.22 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2000.
    10.18     Series G Preferred Stock Purchase Agreement, dated as of September 14,
              2001, by and between Masimo Corporation and Datascope Corp., incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K
              for fiscal year ended June 30, 2002 (the "2002 10-K").
    10.19     Second Amendment to Employment Agreement, dated as of October 31, 2001, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.20 of the 2002 10-K.
    10.20     Stock Option Agreement between the Company and William L. Asmundson, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed with the Commission on December 19, 2001 (the
              "December 19, 2001 Form S-8").
    10.21     Stock Option Agreement between the Company and Jorgen K. Winther, incorporated by reference to Exhibit 10.2 of the December 19, 2001 Form
              S-8.
    10.22     Third Amendment to Employment Agreement, dated as of March 13, 2002, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.23 of the 2002 10-K
    10.23*    Fourth Amendment to Employment Agreement, dated as of October 1, 2002, by and between Datascope Corp. and Lawrence Saper.
    10.24     Stock Option Agreement between the Company and David Altschiller, dated
              February 25, 2003 incorporated by reference to Exhibit 4.2 of the
              Registration Statement on Form S-8, filed with the Commission on May 30,
              2003 (the "May 30, 2003 Form S-8").
    10.25     Stock Option Agreement between the Company and Dr. Samuel Money, incorporated by reference to Exhibit 4.3 of the May 30, 2003 Form S-8.

 Exhibit No.                             Document Description
  -----------                            --------------------
    10.26*    Stock Option Agreement between the Company and Leonard Gottlieb, dated
              May 20, 2003.
     21.1*    Subsidiaries of the Company.
     23.1*    Consent of Deloitte & Touche LLP.
     31.1*    Certifications pursuant to Rule 13a-14(a)/15d-14(a)
     32.1*    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*Filed herewith.
    (b) Reports on Form 8-K.
    During the last quarter for which this report on Form 10-K is filed, we filed a Form 8-K dated April 25, 2003 reporting under Item 9 of our issuance of the Earnings Release of Datascope Corp. dated April 24, 2003.
    (c) Exhibits.
    See Item 15(a)(3) above.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DATASCOPE CORP.

Date: September 24, 2003                   By: /s/ LAWRENCE SAPER
                                                -------------------------------
                                           Name:         Lawrence Saper
                                           Title:     Chairman of the Board
                                                   and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                           Title                                 Date
                 ---------                                           -----                                 ----
            /s/ LAWRENCE SAPER                Chairman of the Board and Chief Executive Officer         September 24, 2003
  ----------------------------------------    (Principal Executive Officer)
               Lawrence Saper


           /s/ MURRAY PITKOWSKY               Senior V.P., Chief Financial Officer and Treasurer        September 24, 2003
  ----------------------------------------    (Principal Financial Officer)
              Murray Pitkowsky


             /s/ FRED ADELMAN                 Chief Accounting Officer and Corporate Controller         September 24, 2003
  ----------------------------------------    (Principal Accounting Officer)
                Fred Adelman


             /s/ ALAN ABRAMSON                Director                                                  September 24, 2003
  ----------------------------------------
               Alan Abramson


           /s/ DAVID ALTSCHILLER              Director                                                  September 24, 2003
  ----------------------------------------
             David Altschiller


           /s/ WILLIAM ASMUNDSON              Director                                                  September 24, 2003
  ----------------------------------------
             William Asmundson


             /s/ GEORGE HELLER                Director                                                  September 24, 2003
  ----------------------------------------
               George Heller


               /s/ ARNO NASH                  Director                                                  September 24, 2003
  ----------------------------------------
                 Arno Nash

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

   We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 2003 and 2002 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index at
Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142 effective July 1, 2001.


/s/ Deloitte & Touche LLP
-------------------------------
Parsippany, New Jersey
July 25, 2003

                        DATASCOPE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 June 30,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
                          ASSETS
Current Assets:
  Cash and cash equivalents.............................    $ 10,572   $  5,548
  Short-term investments................................      27,878     15,817
  Accounts receivable less allowance for doubtful
    accounts of $2,020 and $1,159 ......................      73,924     79,400
  Inventories...........................................      49,409     51,930
  Prepaid expenses and other current assets.............       9,727     10,216
  Current deferred taxes................................       6,006      4,658
                                                            --------   --------
   Total Current Assets.................................     177,516    167,569
Property, Plant and Equipment, net .....................      89,607     89,897
Long-term Investments ..................................      36,827     30,525
Other Assets ...........................................      34,882     28,031
                                                            --------   --------
                                                            $338,832   $316,022
                                                            ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................    $ 13,137   $ 15,258
  Accrued expenses......................................      14,064     16,393
  Accrued compensation..................................      14,579     13,218
  Deferred revenue......................................       4,362      4,459
                                                            --------   --------
    Total Current Liabilities ..........................      46,142     49,328
Other Liabilities ......................................      21,015     15,716
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
   Authorized 5 million shares; Issued, none............          --         --
  Common stock, par value $.01 per share:
   Authorized, 45 million shares; Issued, 17,750 and
   17,724 shares........................................         178        177
  Additional paid-in capital............................      73,319     72,542
  Treasury stock at cost, 2,981 and 2,946 shares........     (87,423)   (86,484)
  Retained earnings.....................................     292,912    272,570
  Accumulated other comprehensive loss (cumulative
    translation
    of ($4,435) and ($7,827) and minimum pension
    liability
    adjustments of ($2,876) and $0) ....................      (7,311)    (7,827)
                                                            --------   --------
    Total Stockholders' Equity .........................     271,675    250,978
                                                            --------   --------
                                                            $338,832   $316,022
                                                            ========   ========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)


                                                                                 Year Ended June 30,
                                                                           -------------------------------
                                                                             2003        2002       2001
                                                                           --------    --------   --------
Net Sales..............................................................    $328,300    $317,400   $312,800
                                                                           --------    --------   --------
Costs and Expenses:
  Cost of sales........................................................     138,153     133,532    125,030
  Research and development expenses....................................      29,034      25,720     24,402
  Selling, general and administrative expenses.........................     130,871     126,075    117,571
  Gain on legal settlement.............................................      (3,028)         --         --
  Restructuring charges................................................          --      11,463         --
                                                                           --------    --------   --------
                                                                            295,030     296,790    267,003
                                                                           --------    --------   --------
Operating Earnings.....................................................      33,270      20,610     45,797
Other (Income) Expense:
 Interest income.......................................................      (1,583)     (1,891)    (3,669)
 Interest expense......................................................           1         137         51
 Other, net............................................................         350         297       (176)
                                                                           --------    --------   --------
                                                                             (1,232)     (1,457)    (3,794)
                                                                           --------    --------   --------
Earnings Before Taxes on Income........................................      34,502      22,067     49,591
Taxes on Income........................................................      11,203       8,166     15,348
                                                                           --------    --------   --------
Net Earnings...........................................................    $ 23,299    $ 13,901   $ 34,243
                                                                           ========    ========   ========
Earnings Per Share, Basic..............................................    $   1.58    $   0.94   $   2.30
                                                                           ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Basic............      14,774      14,778     14,904
                                                                           ========    ========   ========
Earnings Per Share, Diluted............................................    $   1.57    $   0.92   $   2.20
                                                                           ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Diluted..........      14,850      15,075     15,547
                                                                           ========    ========   ========



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Shares and dollars in thousands)



                                              Common Stock                 Treasury Stock                 Accumulated
                                              -------------- Additional  -----------------                   Other
                                                        Par    Paid-in                        Retained   Comprehensive
                                             Shares    Value   Capital   Shares     Cost      Earnings        Loss
                                             ------    ----- ----------  ------   --------    --------   -------------
Balance, June 30, 2000 ...................   17,028    $170    $60,145   (2,149)  $(55,247)   $230,187      $ (7,969)
Net earnings .............................                                                      34,243
Foreign currency translation .............                                                                    (2,463)
Total comprehensive income ...............
Stock option transactions ................      480       7     12,794              (8,788)
Tax benefit relating to exercise of stock
  options.................................                       4,995
Cancellation of treasury stock ...........               (2)    (8,786)              8,788
Treasury shares acquired under repurchase
  programs................................                                 (564)   (21,791)
Cash dividends on common stock ...........                                                      (2,805)
                                             ------    ----    -------   ------   --------    --------      --------
Balance, June 30, 2001 ...................   17,508     175     69,148   (2,713)   (77,038)    261,625       (10,432)
Net earnings .............................                                                      13,901
Foreign currency translation .............                                                                     2,605
Total comprehensive income ...............
Stock option transactions ................      216       3      7,833              (6,534)
Tax benefit relating to exercise of stock
  options.................................                       2,094
Cancellation of treasury stock ...........               (1)    (6,533)              6,534
Treasury shares acquired under repurchase
  programs................................                                 (233)    (9,446)
Cash dividends on common stock ...........                                                      (2,956)
                                             ------    ----    -------   ------   --------    --------      --------
Balance, June 30, 2002 ...................   17,724     177     72,542   (2,946)   (86,484)    272,570        (7,827)
Net earnings .............................                                                      23,299
Minimum pension liability adjustments,
  net of tax of $1,988....................                                                                    (2,876)
Foreign currency translation .............                                                                     3,392
Total comprehensive income ...............
Stock option transactions ................       26       1        885                (179)
Tax benefit relating to exercise of stock
  options.................................                          71
Cancellation of treasury stock ...........                        (179)                179
Treasury shares acquired under repurchase
  programs................................                                  (35)      (939)
Cash dividends on common stock ...........                                                      (2,957)
                                             ------    ----    -------   ------   --------    --------      --------
Balance, June 30, 2003 ...................   17,750    $178    $73,319   (2,981)  $(87,423)   $292,912      $ (7,311)
                                             ======    ====    =======   ======   ========    ========      ========


                                               Total
                                             --------
Balance, June 30, 2000 ...................   $227,286
Net earnings .............................     34,243
Foreign currency translation .............     (2,463)
                                             --------
Total comprehensive income ...............     31,780
                                             --------
Stock option transactions ................      4,013
Tax benefit relating to exercise of stock
  options.................................      4,995
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................    (21,791)
Cash dividends on common stock ...........     (2,805)
                                             --------
Balance, June 30, 2001 ...................    243,478
Net earnings .............................     13,901
Foreign currency translation .............      2,605
                                             --------
Total comprehensive income ...............     16,506
                                             --------
Stock option transactions ................      1,302
Tax benefit relating to exercise of stock
  options.................................      2,094
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................     (9,446)
Cash dividends on common stock ...........     (2,956)
                                             --------
Balance, June 30, 2002 ...................    250,978
Net earnings .............................     23,299
Minimum pension liability adjustments,
  net of tax of $1,988....................     (2,876)
Foreign currency translation .............      3,392
                                             --------
Total comprehensive income ...............     23,815
                                             --------
Stock option transactions ................        707
Tax benefit relating to exercise of stock
  options.................................         71
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................       (939)
Cash dividends on common stock ...........     (2,957)
                                             --------
Balance, June 30, 2003 ...................   $271,675
                                             ========




                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                                 Year Ended June 30,
                                                                                           -------------------------------
                                                                                             2003        2002       2001
                                                                                           --------    --------   --------
Operating Activities:
 Net Earnings..........................................................................    $ 23,299    $ 13,901   $ 34,243
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization.......................................................      16,408      14,241     13,982
   Provision for supplemental pension..................................................         733         501        514
   Provision for losses on accounts receivable.........................................       1,118          91         34
   Write-down of facility in Vaals, the Netherlands....................................          --       1,807         --
   Write-off of investments in AMG and QualiMed........................................          --       3,247         --
   Gain on sale of Oakland facility....................................................          --          --       (593)
   Deferred income tax (benefit).......................................................        (479)       (130)     3,240
   Tax benefit relating to stock options exercised.....................................          71       2,094      4,995
 Changes in assets and liabilities
   Accounts receivable.................................................................       7,132      (2,057)    (8,112)
   Inventories.........................................................................      (3,623)     (2,110)   (25,041)
   Other assets........................................................................      (6,777)     (8,271)    (8,839)
   Accounts payable....................................................................      (2,376)     (3,981)     4,409
   Income taxes payable................................................................          --          --     (2,630)
   Accrued and other liabilities.......................................................      (2,806)       (412)    (3,222)
                                                                                           --------    --------   --------
 Net cash provided by operating activities.............................................      32,700      18,921     12,980
                                                                                           --------    --------   --------
Investing Activities:
 Purchases of property, plant and equipment............................................      (4,644)     (6,001)   (10,708)
 Proceeds from sale of Oakland facility................................................          --          --      1,112
 Purchases of investments..............................................................     (54,100)    (68,042)   (49,775)
 Maturities of investments.............................................................      35,737      68,503     68,304
 Equity investments....................................................................        (318)     (1,554)        --
                                                                                           --------    --------   --------
 Net cash (used in) provided by investing activities...................................     (23,325)     (7,094)     8,933
                                                                                           --------    --------   --------
Financing Activities:
 Treasury shares acquired under repurchase programs....................................        (939)     (9,446)   (21,791)
 Exercise of stock options.............................................................         707       1,302      4,013
 Cash dividends paid...................................................................      (2,957)     (2,956)    (2,066)
                                                                                           --------    --------   --------
 Net cash used in financing activities.................................................      (3,189)    (11,100)   (19,844)
                                                                                           --------    --------   --------
 Effect of exchange rates on cash......................................................      (1,162)       (724)       338
                                                                                           --------    --------   --------
Increase in cash and cash equivalents..................................................       5,024           3      2,407
Cash and cash equivalents, beginning of year...........................................       5,548       5,545      3,138
                                                                                           --------    --------   --------
Cash and cash equivalents, end of year.................................................    $ 10,572    $  5,548   $  5,545
                                                                                           ========    ========   ========
Supplemental Cash Flow Information
 Cash paid during the year for:
   Interest............................................................................    $      1    $    137   $     51
                                                                                           --------    --------   --------
   Income taxes........................................................................    $ 13,819    $  7,546   $ 12,334
                                                                                           --------    --------   --------
 Non-cash transactions:
   Net transfers of inventory to fixed assets for use as demonstration equipment.......    $  8,566    $  8,024   $  7,836
                                                                                           --------    --------   --------
 Minimum pension liability adjustments, net of tax.....................................    $  2,876    $     --   $     --
                                                                                           --------    --------   --------


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

 Revenue Recognition

   We recognize revenue and all related costs, including warranty costs, when title and risk of loss passes to the customer and collectibility of the sales price is reasonably assured. Revenue is recognized for products shipped FOB shipping point when they leave our premises. Revenue is recognized for products shipped FOB destination when they reach the customer. For certain products where we maintain consigned inventory at customer locations, revenue is recognized at the time we are notified that the product has been used by the customer. We record estimated sales returns as a reduction of net sales in the same period that the related revenue is recognized. Historical experience is used to estimate an accrual for future returns relating to recorded sales, as well as estimated warranty costs. Revenue for service repairs and maintenance is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract. For certain products, revenue is recognized individually for delivered components when undelivered components, such as installation, are not essential to their functionality. Post shipment obligations for training commitments are considered perfunctory, and sales are recognized when delivered with provision for incremental costs.

   We reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales.

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

                        DATASCOPE CORP. AND SUBSIDIARIES.

                  (Dollars in thousands, except per share data)


1. Summary of Significant Accounting Policies--(Continued)


 Stock-Based Compensation

   We adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") in fiscal 1997 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," ("SFAS No. 148") in January 2003. We continue to account for our employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   In accordance with SFAS No. 123, and as amended by SFAS No. 148, the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to our stock option plans, pro forma net earnings and earnings per share would have been reported as the following pro forma amounts:

                                                                                  Year Ended June 30,
                                                                             ----------------------------
                                                                               2003      2002       2001
                                                                             -------    -------   -------
      Net earnings--as reported ..........................................   $23,299    $13,901   $34,243
      Deduct: Total stock-based employee
       compensation expense determined under fair
       value based method for all awards, net of
       related tax effects ...............................................    (3,475)    (6,563)   (3,103)
                                                                             -------    -------   -------
      Net earnings--pro forma ............................................   $19,824    $ 7,338   $31,140
                                                                             =======    =======   =======
      Earnings per share:
       Basic--as reported ................................................   $  1.58    $  0.94   $  2.30
                                                                             =======    =======   =======
       Basic--pro forma ..................................................   $  1.34    $  0.50   $  2.09
                                                                             =======    =======   =======
       Diluted--as reported ..............................................   $  1.57    $  0.92   $  2.20
                                                                             =======    =======   =======
       Diluted--pro forma ................................................   $  1.33    $  0.49   $  2.00
                                                                             =======    =======   =======


   This pro forma impact only takes into account options granted since July 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the respective vesting period.

   The fair values of option grants were determined using the Black-Scholes option-pricing model with the following assumptions:

                                                                                     Year Ended June 30,
                                                                             ----------------------------------
                                                                                2003        2002         2001
                                                                             ---------    ---------   ---------
      Dividend yield .....................................................        0.71%        0.66%       0.51%
      Volatility .........................................................          34%          34%         34%
      Risk-free interest rate ............................................        2.50%        3.77%       4.94%
      Expected life ......................................................   5.2 Years    5.2 Years   5.5 Years


 Impairment of Long Lived Assets

   The recoverability of certain long-lived assets is evaluated by an analysis of undiscounted cash flows expected to result from the use and eventual disposition of an asset or group of assets compared to its carrying value, and consideration of other significant events or changes in the business environment. If we believe an impairment exists, the carrying amount of these assets is reduced to fair value as defined in

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


1. Summary of Significant Accounting Policies--(Continued)

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

 Other Assets

   a. Goodwill--Goodwill represents the excess of cost over the fair value of net assets acquired. Until June 30, 2001, goodwill was amortized using the straight-line method over periods not exceeding 20 years.

      In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets," ("SFAS No. 142"). The Company discontinued amortizing goodwill, which amounted to $716 thousand pre tax, equivalent to $0.03 per share after tax, in fiscal 2002. Under the provisions of SFAS No. 142, we perform an annual impairment test on the carrying value of goodwill. There was no impairment of goodwill based on appropriate testing and analysis.

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

   c. Internal Use Capitalized Computer Software Costs--We capitalize costs incurred to develop internal use computer software during the application development stage, in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal use computer software costs are amortized on a straight line basis over the remaining estimated economic life of the software, not to exceed 5 years. Costs become amortizable as functionality of the computer software is achieved.

   d. Purchased Technology--We capitalize payments for purchased technology when it is considered probable that the technology will be brought to market in the near future and the profitability of the product is such that it can support recovery of the investment. Satisfaction of the above conditions requires that there be no significant uncertainty about attaining marketability and the remaining open issues necessary to have a saleable product are reasonably predictable. Purchased technology is amortized on a straight-line basis over the remaining estimated economic life of the technology.

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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


1. Summary of Significant Accounting Policies--(Continued)


 New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. This statement was adopted in fiscal year 2003 and did not have a significant impact on our financial statements.

   In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 establishes guidance on the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or with exit (or restructuring) activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 nullifies Issue 94-3 in its entirety. SFAS No. 146 requires that a liability for all costs be recognized when the liability is incurred and establishes a fair value objective for initial measurement of the liability. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a significant impact on our financial statements.

   In January 2003, the Financial Accounting Standards Boards issued FASB Interpretation No. ("FIN 46"), "Consolidation of Variable Entities." FIN 46 provides guidance on: (1) the identification of entities for which control is achieved through means other than through voting rights and (2) how to determine when and which business enterprise should consolidate such entities. In addition, FIN 46 requires that any enterprises with a significant variable interest in these types of entities make additional disclosures in all financial statements initially issued after January 31, 2003. The adoption of this Interpretation did not have any impact on our financial statements.

   In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is primarily effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant impact on the Company's financial statements.

   In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a significant impact on the Company's financial statements.

2. Financial Instruments

   The fair value of accounts receivable and payable are assumed to equal their carrying value because of their short maturity. Fair values of short-term investments are based upon quoted market prices, including accrued interest, and approximate their carrying values due to their short maturities. Fair values of long-term investments, which mature in years 2004 to 2013, are also based upon quoted market prices and include accrued interest. Investments in preferred stock are carried at cost and evaluated for impairment. We

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


2. Financial Instruments--(Continued)


determined that our investment portfolio will be held-to-maturity and is therefore carried at amortized cost. Investments in preferred stock are accounted for under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or carried at cost, as appropriate.

   As of June 30, 2003, investments were classified as follows:

                                              Gross
                                            Unrealized
                              Carrying    ---------------
Short Term                     Value      Gains    Losses   Fair Value
----------                    --------   ------    ------   ----------
U.S. Treasury Securities..    $27,878    $  107     $  1      $27,984
                              -------    ------     ----      -------
 Short-term total ........    $27,878    $  107     $  1      $27,984
                              =======    ======     ====      =======
Long Term
---------
U.S. Treasury Securities..    $27,730    $1,099     $138      $28,691
AAA--Rated Corporate Notes      2,097       294       --        2,391
Preferred Stock...........      7,000        --       --        7,000
                              -------    ------     ----      -------
 Long-term total .........    $36,827    $1,393     $138      $38,082
                              =======    ======     ====      =======
 Totals ..................    $64,705    $1,500     $139      $66,066
                              =======    ======     ====      =======


   As of June 30, 2002, investments were classified as follows:


                                              Gross
                                           Unrealized
                              Carrying    --------------
Short Term                     Value     Gains    Losses   Fair Value
----------                    --------   -----    ------   ----------
U.S. Treasury Securities..    $ 7,963     $  2     $--       $ 7,965
AAA--Rated Corporate Notes      6,826        6      24         6,808
Tax-Exempt Securities.....      1,028       --      --         1,028
                              -------     ----     ---       -------
 Short-term total ........    $15,817     $  8     $24       $15,801
                              =======     ====     ===       =======
Long Term
---------
U.S. Treasury Securities..    $23,414     $252     $ 4       $23,662
AAA--Rated Corporate Notes      2,111       30      --         2,141
Preferred Stock...........      5,000       --      --         5,000
                              -------     ----     ---       -------
 Long-term total .........    $30,525     $282     $ 4       $30,803
                              =======     ====     ===       =======
 Totals ..................    $46,342     $290     $28       $46,604
                              =======     ====     ===       =======


   Since we hold all short- and long-term securities until maturity, such investments are subject to little market risk. We have not incurred losses related to these investments.

   Contractual maturities of debt securities as of June 30, 2003 are as follows:

      Held to Maturity                                          Carrying
       ----------------                                           Value     Fair Value
                                                                --------    ----------
      Due within one year ...................................    $27,878     $27,984
      Due after one year through five years .................      8,273       8,591
      Due after five years through ten years ................     21,554      22,491
                                                                 -------     -------
                                                                 $57,705     $59,066
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

   As of June 30, 2003, we had a notional amount of $7.2 million of foreign exchange forward contracts outstanding, all of which were in Euros and British Pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The foreign currency forward exchange contracts are with large international financial institutions.

   None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2003, 2002 and 2001.

 Concentration of Credit Risk

   Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers' financial condition are performed. We maintain reserves for potential credit losses and these losses have not exceeded our expectations.

3. Inventories

                                                                       June 30,
                                                                  ------------------
                                                                   2003       2002
                                                                  -------    -------
      Materials ...............................................   $20,523    $ 21,301
      Work in process .........................................     8,093       9,228
      Finished goods ..........................................    20,793      21,401
                                                                  -------    --------
                                                                  $49,409    $ 51,930
                                                                  =======    ========


4. Property, Plant and Equipment

                                                                        June 30,
                                                                   -------------------
                                                                    2003        2002
                                                                  --------    --------
      Land ....................................................   $ 10,250    $ 10,232
      Buildings ...............................................     49,366      47,536
      Machinery, furniture and equipment ......................     95,220      91,109
      Leasehold improvements ..................................      3,202       2,642
                                                                  --------    --------
                                                                   158,038     151,519
      Less accumulated depreciation and amortization ..........     68,431      61,622
                                                                  --------    --------
                                                                  $ 89,607    $ 89,897
                                                                  ========    ========


   Depreciation expense was $14.2 million in 2003, $13.3 million in 2002 and $12.4 million in 2001. We estimate the useful life of machinery and equipment at 5 years, furniture at 8 years and buildings at 40 years.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


5. Other Assets

   Other Assets at June 30, 2003 and 2002 were comprised of the following:

                                                                         June 30,
                                                                     -----------------
                                                                      2003      2002
                                                                    -------    -------
      Capitalized software, net of accumulated
       amortization of $4,932 and $2,743 ........................   $14,000    $11,382
      Cash surrender value of officers' life insurance ..........    10,684      9,785
      Goodwill ..................................................     4,065      4,065
      Purchased technology ......................................     2,000         --
      Equity investments ........................................     1,872      1,554
      Non-current deferred tax assets ...........................       699         --
      Other non-current assets ..................................     1,562      1,245
                                                                    -------    -------
                                                                    $34,882    $28,031
                                                                    =======    =======


   Amortization of capitalized software costs was $2.2 million in fiscal 2003, $945 thousand in fiscal 2002 and $857 thousand in fiscal 2001.

   In the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets," and discontinued amortizing goodwill. The following table presents our earnings and earnings per share on a pro forma basis as though goodwill amortization had not been recorded in the prior years.

                                                                    Year Ended June 30,
                                                               ----------------------------
                                                                 2003      2002       2001
                                                               -------    -------   -------
      Net earnings:
       Reported net earnings ...............................   $23,299    $13,901   $34,243
       Add back goodwill amortization ......................        --         --       495
                                                               -------    -------   -------
         Adjusted net earnings..............................   $23,299    $13,901   $34,738
                                                               =======    =======   =======
      Basic earnings per share:
       Reported earnings per share .........................   $  1.58    $  0.94   $  2.30
       Add back goodwill amortization ......................        --         --      0.03
                                                               -------    -------   -------
         Adjusted earnings per share........................   $  1.58    $  0.94   $  2.33
                                                               =======    =======   =======
      Diluted earnings per share:
       Reported earnings per share .........................   $  1.57    $  0.92   $  2.20
       Add back goodwill amortization ......................        --         --      0.03
                                                               -------    -------   -------
         Adjusted earnings per share........................   $  1.57    $  0.92   $  2.23
                                                               =======    =======   =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


6. Taxes on Income

   The provision for taxes on income consisted of the following:

                                                                       Year Ended June 30,
                                                                   ---------------------------
                                                                     2003      2002      2001
                                                                   -------    ------   -------
      Taxes currently payable:
       Federal .................................................   $ 8,566    $6,794   $ 9,803
       State  ..................................................     2,069     1,325       754
       Foreign .................................................     1,047       177     1,551
                                                                   -------    ------   -------
         Total current..........................................    11,682     8,296    12,108
                                                                   -------    ------   -------
      Deferred income taxes:
       Federal  ................................................       (72)       36     2,861
       State ...................................................      (199)     (242)      566
       Foreign  ................................................      (208)       76      (187)
                                                                   -------    ------   -------
         Total deferred.........................................      (479)     (130)    3,240
                                                                   -------    ------   -------
         Total provision for taxes on income....................   $11,203    $8,166   $15,348
                                                                   =======    ======   =======


   Amounts are reflected in the preceding table based on the location of the taxing authorities. As of June 30, 2003, we have not made a U.S. tax provision for the unremitted earnings of our international subsidiaries. These earnings, which approximated $52.3 million as of June 30, 2003, are expected, for the most part, to be permanently reinvested outside of the United States.

   Included in the deferred income tax benefit for fiscal 2003 is $1,988 that has been recorded as a component of accumulated other comprehensive loss.

   Reconciliations of the U.S. statutory income tax rate to our effective tax rate follow:


                                                                   Year Ended June 30,
                                            -----------------------------------------------------------------
                                                   2003                   2002                   2001
                                            -------------------    -------------------    -------------------
                                                      Effective              Effective              Effective
                                            Amount      Rate       Amount       Rate      Amount       Rate
                                           -------      ----       -------      ----      -------      ----
Tax computed at federal statutory rate .   $12,076       35.0%     $ 7,723      35.0%     $17,357      35.0%
(Decrease) increase resulting from:
 Benefit from foreign sales corporation
   and extraterritorial income exclusion    (1,415)      (4.1)      (1,153)     (5.2)      (1,066)     (2.2)
 State taxes on income, net of federal
   income tax benefit...................     1,346        3.9          839       3.8          858       1.7
 Rate differential on foreign income(a)     (1,109)      (3.2)         373       1.7       (2,129)     (4.3)
 Other .................................       305        0.9          384       1.7          328       0.7
                                           -------      ----       -------      ----      -------      ----
   Total provision for taxes on income..   $11,203       32.5%     $ 8,166      37.0%     $15,348      30.9%
                                           =======      ====       =======      ====      =======      ====

---------------
(a) Includes effect of non-tax deductible foreign restructuring expenses in fiscal 2002.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


6. Taxes on Income--(Continued)


   Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items that we receive a tax deduction for, but have not yet been recorded in the consolidated statement of earnings).

   The tax effects of the major items recorded as deferred tax assets and liabilities are:

                                                                   June 30,
                                                         -----------------------------
                                                             2003            2002
                                                        -------------    -------------
                                                         Deferred Tax    Deferred Tax
                                                            Assets          Assets
                                                        (Liabilities)    (Liabilities)
                                                        -------------    -------------
      Inventories ...................................      $ 3,833          $ 2,796
      Accounts receivable ...........................          535              254
      Warranty ......................................          412              897
      Foreign and state tax credits .................          932              937
      Unrealized foreign exchange losses  ...........          364              547
      Deferred state income taxes ...................         (657)            (916)
      Other  ........................................          587              143
                                                           -------          -------
       Current  .....................................        6,006            4,658
                                                           -------          -------
      Supplemental pension  .........................        5,215            4,932
      Tax loss carryforwards  .......................        1,546            1,421
      Accelerated depreciation ......................       (6,605)          (5,514)
      Minimum pension liability .....................        1,988               --
      Other .........................................          101              162
      Less: Valuation allowance .....................       (1,546)          (1,421)
                                                           -------          -------
       Non-current ..................................          699             (420)
                                                           -------          -------
         Total.......................................      $ 6,705          $ 4,238
                                                           =======          =======


   The net non-current deferred tax assets in fiscal 2003 have been included in other assets on the accompanying consolidated balance sheets, and the net non-current deferred tax liabilities in fiscal 2002 have been included in other liabilities.

   A valuation allowance is recorded because some items recorded as deferred tax assets may not be realizable. The valuation allowance reduces the deferred tax assets to our best estimate of net deferred assets which more likely than not will be realized.

   The valuation allowance increased by $125 thousand during fiscal 2003 due to the net increase in foreign and state tax loss carryforwards. The valuation allowance of $1.5 million at June 30, 2003 was comprised of tax benefits of $405 thousand of foreign tax loss carryforwards and $1.1 million of state tax loss carryforwards. Benefits from foreign tax loss carryforwards of $405 thousand expire during the period 2005 through 2010. The benefits of state tax loss carryforwards expire during the period 2005 through 2013.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


7. Other Liabilities

   Other liabilities at June 30, 2003 and 2002 were comprised of the following:

                                                                         June 30,
                                                                     -----------------
                                                                      2003      2002
                                                                    -------    -------
      Supplemental pension payable ..............................   $12,934    $12,233
      Minimum pension liability .................................     5,193        164
      Non-current deferred income  ..............................     1,427      1,557
      Other non-current liabilities  ............................     1,461      1,762
                                                                    -------    -------
                                                                    $21,015    $15,716
                                                                    =======    =======


8. Stock Ownership Plans

 Stock Option Plans

   We have two employee stock option plans covering 7,225,000 shares of common stock, a stock option plan for members of the board of directors covering 150,000 shares of common stock and option agreements with certain consultants. The plans provide that options may be granted at a price of 100% of fair market value on date of grant, may be exercised in full or in installments, at the discretion of the board of directors, and must be exercised within ten years from date of grant.

   A summary of activity under the stock option plans is as follows:


                                                  Year Ended June 30,
                          --------------------------------------------------------------------
                                  2003                    2002                    2001
                          --------------------    --------------------    --------------------
                                      Weighted                Weighted                Weighted
                                       Average                 Average                 Average
                                      Exercise                Exercise                Exercise
                           Shares       Price      Shares       Price      Shares       Price
                          ---------   --------    ---------   --------    ---------   --------
Outstanding at July 1.    2,484,996    $30.92     1,985,155    $29.91     2,231,362    $23.92
 Granted  ............      625,750     28.03     1,103,750     30.19       625,900     37.62
 Exercised ...........      (32,182)    20.34      (369,274)    21.18      (703,571)    18.11
 Canceled ............     (245,350)    33.30      (234,635)    34.20      (168,536)    28.57
                          ---------               ---------               ---------
Outstanding at June 30    2,833,214     30.19     2,484,996     30.92     1,985,155     29.91
                          =========               =========               =========
Exercisable at June 30    1,585,722    $29.67     1,285,005    $28.70       837,411    $23.91
                          ---------               ---------               ---------


   At June 30, 2003 there were 3,619,043 shares of common stock reserved for stock options.

   The weighted average fair value of options granted was $9.58 in 2003, $10.91 in 2002 and $14.92 in 2001.

   The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2003.

                                                                            Stock Options
                                     Stock Options Outstanding               Exercisable
                             ----------------------------------------    --------------------
                                              Weighted       Weighted                Weighted
                                              Average         Average                 Average
                                             Remaining       Exercise                Exercise
Range of Exercise Prices      Options     Contractual Life     Price      Options      Price
------------------------     ---------    ----------------   --------    ---------   --------
$13.88--$28.67 ...........   1,231,564          6.91          $26.03     1,019,352    $26.20
$28.80--$35.19 ...........     949,450          9.11          $30.01       182,433    $31.40
$35.22--$41.58 ...........     652,200          7.49          $38.33       383,937    $38.10
                             ---------                                   ---------
                             2,833,214          7.78          $30.19     1,585,722    $29.67
                             =========                                   =========

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


8. Stock Ownership Plans--(Continued)


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

  Stock Repurchase Programs

   During fiscal years 1996 through 2001 we completed three stock repurchase programs totaling $70 million. We acquired 2,550,275 shares under these programs.

   A fourth stock repurchase program for $40 million was announced on May 16, 2001. We acquired 430,871 shares through June 30, 2003 at a cost of $17.4 million.

 Stock Compensation Plan for Non-Employee Directors

   We have a compensation plan for non-employee directors, which became effective in calendar year 1998. A summary of this plan is shown below:

   o Any member of the board of directors who is not an employee or a consultant to us or any of our divisions or subsidiaries will receive an annual retainer (currently $24 thousand) payable in shares of our common stock

   o Payment of the annual retainer is made in January for the prior calendar year

   o A non-employee director may elect to defer receipt of the annual retainer in which case the annual retainer will be paid entirely in shares of our common stock that will be deposited into a director's account established under the plan

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


8. Stock Ownership Plans--(Continued)


   o In the case of a non-employee director who does not elect to defer the retainer (or who has not filed a form of election), 39.6% of the retainer will be paid in cash (to approximate current federal income tax liability) and the balance in our common stock

   o Distribution of amounts in a director's account will be made when an event of distribution occurs, in accordance with the method of distribution stated in the form of election

   o Each member of the Board of Directors who is not an employee of, or consultant to, the Company receives an annual grant of options to purchase 5,000 shares of our common stock.

   o In fiscal 2003, an additional grant of options to purchase 2,500 shares of our common stock was given to each eligible member of the Board of Directors.

9. Segment Information

   Our business is the development, manufacture and sale of medical devices. We have two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts.

   The Cardiac Assist / Monitoring Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of vascular disease and electronic physiological monitors that provide for patient safety and management of patient care.

   The Interventional Products / Vascular Grafts segment includes extravascular hemostasis devices, which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures and a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


9. Segment Information--(Continued)



                                    Cardiac     Interventional
                                    Assist/        Products/      Corporate
                                   Monitoring      Vascular          and
                                    Products        Grafts        Other(a)    Consolidated
                                    --------        -------        -------      --------
Year ended June 30, 2003
Net sales to external customers     $254,941        $72,048        $ 1,311      $328,300
Operating earnings (b).........     $ 29,732        $   504        $ 3,034      $ 33,270
Assets (d).....................     $183,259        $71,256        $84,317      $338,832
Capital expenditures...........     $  1,772        $ 2,662        $   210      $  4,644
Depreciation and amortization..     $ 13,934        $ 1,556        $   918      $ 16,408

Year ended June 30, 2002
Net sales to external customers     $237,560        $78,865        $   975      $317,400
Operating earnings (c).........     $ 15,071        $ 1,879        $ 3,660      $ 20,610
Assets (d).....................     $184,040        $61,479        $70,503      $316,022
Capital expenditures...........     $  2,862        $ 2,477        $   662      $  6,001
Depreciation and amortization..     $ 11,918        $ 1,594        $   729      $ 14,241

Year ended June 30, 2001
Net sales to external customers     $229,670        $82,108        $ 1,022      $312,800
Operating earnings.............     $ 23,510        $16,606        $ 5,681      $ 45,797
Assets (d).....................     $181,340        $59,343        $69,652      $310,335
Capital expenditures...........     $  7,013        $ 2,145        $ 1,550      $ 10,708
Depreciation and amortization..     $ 11,277        $ 1,524        $ 1,181      $ 13,982

---------------
(a) Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other include cash, investments, property, plant and equipment including the corporate headquarters, goodwill and cash surrender value of officers' life insurance.
(b) Operating earnings for Corporate and Other includes a $3 million gain on legal settlement in fiscal 2003.
(c) Fiscal 2002 operating earnings for the Cardiac Assist / Monitoring Products segment includes $5.8 million in restructuring expenses and fiscal 2002 operating earnings for the Interventional Products / Vascular Grafts segment includes $5.7 million in restructuring expenses.
(d) Assets in the Interventional Products / Vascular Grafts segment include goodwill of $1.8 million in 2003, 2002 and 2001. Assets in Corporate and Other include goodwill of $2.3 million in 2003 and 2002, and $4.2 million in 2001.

Reconciliation to consolidated earnings before income taxes:

                                                               Year Ended June 30,
                                                          ----------------------------
                                                            2003      2002       2001
                                                          -------    -------   -------
      Consolidated operating earnings .................   $33,270    $20,610   $45,797
      Interest income, net ............................     1,582      1,754     3,618
      Other (expense) income ..........................      (350)      (297)      176
                                                          -------    -------   -------
      Consolidated earnings before taxes ..............   $34,502    $22,067   $49,591
                                                          =======    =======   =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)

9. Segment Information--(Continued)

   The following table presents net sales by geography based on the location of the external customer.

                                                               Year Ended June 30,
                                                         -------------------------------
                                                           2003        2002       2001
                                                         --------    --------   --------
      United States ..................................   $224,054    $221,199   $222,484
      Foreign Countries ..............................    104,246      96,201     90,316
                                                         --------    --------   --------
       Total  ........................................   $328,300    $317,400   $312,800
                                                         ========    ========   ========


   The following table presents long-lived assets by geography.

                                                                     June 30,
                                                         -------------------------------
                                                           2003        2002       2001
                                                         --------    --------   --------
      United States ..................................   $113,363    $108,493   $101,644
      Foreign Countries ..............................     10,427       9,435     13,256
                                                         --------    --------   --------
       Total .........................................   $123,790    $117,928   $114,900
                                                         ========    ========   ========


10. Retirement Benefit Plans

   We have various retirement benefit plans covering substantially all U.S. and international employees. Total expense for the domestic and international retirement plans was $5.2 million in 2003, $4.6 million in 2002 and $4.1 million in 2001.

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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10. Retirement Benefit Plans--(Continued)


   The change in benefit obligation, change in plan assets and funded status of the U.S. defined benefit pension plan is shown below:


                                                             Year Ended June 30,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
Change in Projected Benefit Obligation
--------------------------------------
 Pension benefit obligation at beginning of year ........    $ 40,679   $ 34,945
 Service cost ...........................................       2,320      2,040
 Interest cost ..........................................       2,801      2,562
 Plan curtailment .......................................          --       (394)
 Actuarial loss .........................................       4,622      2,307
 Benefits paid ..........................................        (783)      (781)
                                                             --------   --------
   Pension benefit obligation at end of year.............    $ 49,639   $ 40,679
                                                             ========   ========
   Accumulated Benefit Obligation........................    $ 44,068   $ 31,122
                                                             ========   ========
Change in Plan Assets
---------------------
 Fair value of plan assets at beginning of year .........    $ 32,061   $ 30,967
 Actual return on assets ................................       3,043        783
 Employer contributions .................................       4,258      1,092
 Benefits paid ..........................................        (783)      (781)
                                                             --------   --------
   Fair value of plan assets at end of year..............    $ 38,579   $ 32,061
                                                             ========   ========
Funded Status at June 30,
-------------------------
 Pension benefit obligation .............................    $(49,639)  $(40,679)
 Fair value of plan assets ..............................      38,579     32,061
                                                             --------   --------
 Funded status--plan assets less than benefit obligation      (11,060)    (8,618)
 Unrecognized prior service cost ........................         150         23
 Unrecognized net actuarial loss ........................      10,205      5,644
 Unrecognized net obligation remaining at June 30, ......          40        108
                                                             --------   --------
   Net amount recognized.................................    $   (665)  $ (2,843)
                                                             ========   ========


   At June 30, 2003, the U.S. defined benefit pension plan had an accumulated benefit obligation in excess of plan assets. This was due primarily to the significant decline in the discount rate at the June 30, 2003 measurement date. The following are recognized in the consolidated balance sheets:


                                                                   June 30,
                                                               -----------------
                                                                2003       2002
                                                               -------   -------
Accrued benefit liability .................................    $(5,489)  $(2,843)
Intangible asset ..........................................        190        --
Accumulated other comprehensive loss ......................      4,634        --
                                                               -------   -------
 Net amount recognized ....................................    $  (665)  $(2,843)
                                                               =======   =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10. Retirement Benefit Plans--(Continued)


   The components of net pension expense of the U.S. defined benefit pension plan include the following:


                                                                                      Year Ended June 30,
                                                                                 ----------------------------
                                                                                   2003      2002       2001
                                                                                 -------    -------   -------
Pension Expense
---------------
 Service cost................................................................    $ 2,320    $ 2,040   $ 1,767
 Curtailment cost............................................................         --          8        --
 Interest cost...............................................................      2,801      2,562     2,192
 Expected return on assets...................................................     (2,754)    (2,465)   (2,258)
 Amortization of net loss and unrecognized prior service cost................         45          1         1
 Amortization of the remaining unrecognized net obligation...................         67         69        71
                                                                                 -------    -------   -------
   Net pension expense.......................................................    $ 2,479    $ 2,215   $ 1,773
                                                                                 =======    =======   =======



                                                                                 Year Ended June 30,
                                                                                 -------------------
                                                                                 2003    2002   2001
                                                                                 ----    ----   ----
Actuarial Assumptions
---------------------
 Discount rate...............................................................    5.75%   7.00%  7.25%
 Salary increase.............................................................    4.25%   6.00%  6.00%
 Long-term return on assets..................................................    7.75%   7.75%  7.75%


   Plan curtailment and related cost in fiscal 2002 relate to workforce reductions (See footnote 13).

   Plan assets are invested in U.S. Government and corporate securities and include investments in our common stock of $2.8 million (96,000 shares) at June 30, 2003.

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

   The funded status and components of net pension expense of the international defined benefit pension plans are shown below:

                                                              Year Ended June
                                                                    30,
                                                             -----------------
                                                              2003       2002
                                                             -------   -------
Funded Status at June 30,
---------------------------
 Pension benefit obligation .............................    $(2,091)  $(1,559)
 Fair value of plan assets ..............................        270       212
                                                             -------   -------
 Funded status ..........................................     (1,821)   (1,347)
 Unrecognized net actuarial loss ........................        934       581
 Unrecognized net obligation remaining at June 30, ......          4         8
                                                             -------   -------
   Accrued pension cost                                      $  (883)  $  (758)
                                                             =======   =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10. Retirement Benefit Plans--(Continued)


                                                                                 Year Ended June 30,
                                                                                 -------------------
                                                                                 2003    2002   2001
                                                                                 ----    ----   ----
Pension Expense
  ---------------
 Service cost................................................................    $ 97    $ 77   $159
 Interest cost...............................................................     111      95    129
 Expected return on assets...................................................     (20)    (17)   (26)
 Amortization of net loss and unrecognized prior service cost................      20      15     28
 Amortization of the remaining unrecognized net obligation...................       4       4     17
 Curtailment / termination cost..............................................      --      70     --
                                                                                 ----    ----   ----
   Net pension expense.......................................................    $212    $244   $307
                                                                                 ====    ====   ====



                                                                                 Year Ended June 30,
                                                                                 -------------------
                                                                                 2003    2002   2001
                                                                                 ----    ----   ----
Actuarial Assumptions
  ---------------------
 Discount rate...............................................................    5.75%   7.00%  7.25%
 Salary increase.............................................................    4.25%   6.00%  6.00%
 Long-term return on assets..................................................    7.75%   7.75%  7.75%


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

   A summary of Mr. Saper's supplemental pension plan is as follows:

   o Mr. Saper is entitled to receive a lifetime pension of up to 60% of his average earnings for the three-year period in which Mr. Saper's compensation was greatest of the ten years immediately preceding his retirement

   o The supplemental retirement benefit will not be less than the value of the benefit that would have been payable had his retirement occurred at age 65

   o The plan provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a split-dollar agreement between us, Mr. Saper and a trust for the benefit of Mr. Saper's family

   The supplemental pension expense for Mr. Saper recognized in the consolidated financial statements was $432 thousand in 2003, $262 thousand in 2002 and $385 thousand in 2001.

   The supplemental retirement plan covering certain former key officers provides a pension at age 65, for up to 15 years, based on a predetermined earnings level for the five-year period prior to retirement. The supplemental retirement benefit for two current officers provides a lifetime retirement benefit. The supplemental pension expense for these executives recognized in the consolidated financial statements was $301 thousand in 2003, $240 thousand in 2002 and $129 thousand in 2001.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


10. Retirement Benefit Plans--(Continued)

   The change in benefit obligation, funded status and components of net pension expense of the supplemental defined benefit retirement plans are shown below:


                                                             Year Ended June 30,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
Change in Benefit Obligation
------------------------------
 Pension benefit obligation at beginning of year ........    $  9,782   $ 11,945
 Service cost ...........................................         311        278
 Interest cost ..........................................         683        611
 Actuarial loss (gain) ..................................       1,564     (3,017)
 Benefits paid ..........................................         (35)       (35)
                                                             --------   --------
   Pension benefit obligation at end of year.............    $ 12,305   $  9,782
                                                             ========   ========
Funded Status at June 30,
---------------------------
 Pension benefit obligation .............................    $(12,305)  $ (9,782)
 Unrecognized prior service cost ........................         141        190
 Unrecognized net actuarial gain ........................        (770)    (2,641)
                                                             --------   --------
   Net amount recognized.................................    $(12,934)  $(12,233)
                                                             ========   ========



                                                                  June 30,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
Amounts Recognized in the Consolidated Balance Sheet
------------------------------------------------------
 Accrued benefit liability ..............................    $(13,305)  $(12,397)
 Intangible asset .......................................         141        164
 Accumulated other comprehensive loss ...................         230         --
                                                             --------   --------
   Net amount recognized.................................    $(12,934)  $(12,233)
                                                             ========   ========



                                                                Year Ended June 30,
                                                              ----------------------
                                                               2003    2002     2001
                                                              -----    -----   -----
Pension Expense
-----------------
 Service cost.............................................    $ 311    $ 278   $ 289
 Interest cost............................................      683      611     682
 Amortization of net gain.................................     (307)    (433)   (721)
 Amortization of unrecognized prior service cost..........       46       46     264
                                                              -----    -----   -----
   Net pension expense....................................    $ 733    $ 502   $ 514
                                                              =====    =====   =====
Actuarial Assumption
----------------------
 Discount rate............................................     5.75%    7.00%   7.25%


 Defined Contribution Plans

   We have defined contribution savings and supplemental retirement plans that cover substantially all U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible domestic employees. The contributions are based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.75 million for 2003, $1.63 million for 2002 and $1.53 million for 2001.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


11. Commitments and Contingencies

 Leases

   Future minimum rental commitments under noncancellable operating leases are as follows:

      Year
       ----
      2004......................................................   $3,375
      2005......................................................    2,497
      2006......................................................    1,462
      2007......................................................      661
      2008......................................................      353
       Thereafter...............................................      828
                                                                   ------
         Total future minimum rental payments...................   $9,176
                                                                   ======


   Total rent expense amounted to approximately $3.94 million in 2003, $3.67 million in 2002 and $3.52 million in 2001. Certain of our leases contain purchase and/or renewal options.

 Litigation

   We are subject to litigation in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits and that the outcome will not have a material adverse effect on our financial position or results of operations.

 Credit Arrangements

   We have available lines of credit totaling $99.8 million, with interest payable at each lender's prime rate. We did not have any borrowings at June 30, 2003 or June 30, 2002. Of the total available, $25 million expires in October 2003, $24.4 million expires in November 2003 and $25 million expires in March 2004. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.4 million in lines of credit with no expiration date.

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

12. Gain on Legal Settlement

   In July 1999, we instituted patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. in the United States District Court, District of Minnesota. In that litigation our complaint alleged that the manufacture, use and/or sale of Vascular Solutions' Duett device infringed our United States Patent No. 5,725,498. In November 2002, the parties settled the matter. Pursuant to the settlement, Vascular Solutions paid us $3.75 million and we granted Vascular Solutions a limited, non-exclusive patent license. In the second quarter of fiscal 2003, we recorded a pretax gain on the settlement, net of related legal expenses, of $3 million, or $1.9 million after tax, equivalent to $0.13 per diluted share.

13. Restructuring Charges

   In fiscal 2002, we recorded restructuring charges totaling $11.5 million. The restructuring charges consisted of the following.

   o severance expenses, asset writedowns and contractual obligations related to the closure of the VasoSeal manufacturing and R&D facility in Vaals, the Netherlands and severance expenses for U.S. employees

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


13. Restructuring Charges--(Continued)


   o asset write-downs, severance expenses and contractual and incremental obligations associated with exiting the coronary stent sales business in Europe, including the resulting impairment of our investments in AMG and QualiMed

   o closure of an unprofitable Cardiac Assist direct sales operation in a European country

   o workforce reductions in Patient Monitoring

   The workforce reductions totaled 151 employees or 11% of the Company's worldwide employment. The restructuring programs were completed in fiscal 2003. A summary of the restructuring charges is shown below.


                                                 Cardiac              Patient
FY 2002 Restructuring Programs       VasoSeal    Assist    Stents    Monitoring    Total
--------------------------------     --------    -------   ------    ----------   -------
 Asset Write-downs (Non-Cash) ....    $1,807      $ --     $4,011       $ --      $ 5,818
 Severance Expenses ..............     3,552       374        639        420        4,985
 Contractual Obligations .........       355        55        250         --          660
                                      ------      ----     ------       ----      -------
   Total Restructuring Charges....     5,714       429      4,900        420       11,463
Utilized through June 30 2003
-------------------------------
 Asset Write-downs (Non-Cash) ....     1,807        --      4,011         --        5,818
 Severance Expenses ..............     3,552       374        639        420        4,985
 Contractual Obligations .........       355        55        250         --          660
                                      ------      ----     ------       ----      -------
   Remaining Balance June 30, 2003    $   --      $ --     $   --       $ --      $    --
                                      ======      ====     ======       ====      =======


14. Quarterly Financial Data (Unaudited)


                                                   Year Ended June 30, 2003
                                      --------------------------------------------------
                                       First     Second     Third     Fourth
                                      Quarter   Quarter    Quarter   Quarter     Total
                                      -------   -------    -------   -------    --------
Net sales.........................    $72,000   $82,500    $84,700   $89,100    $328,300
                                      -------   -------    -------   -------    --------
Gross margin......................    $42,116   $47,810    $48,732   $51,489    $190,147
                                      -------   -------    -------   -------    --------
Net earnings......................    $ 3,693   $ 6,982    $ 6,371   $ 6,253    $ 23,299
                                      -------   -------    -------   -------    --------
Earnings per share, basic.........    $  0.25   $  0.47    $  0.43   $  0.42    $   1.58
                                      -------   -------    -------   -------    --------
Earnings per share, diluted.......    $  0.25   $  0.47    $  0.43   $  0.42    $   1.57
                                      -------   -------    -------   -------    --------



                                                   Year Ended June 30, 2002
                                      --------------------------------------------------
                                       First     Second     Third     Fourth
                                      Quarter   Quarter    Quarter   Quarter     Total
                                      -------   -------    -------   -------    --------
Net sales.........................    $70,900   $78,300    $81,400   $86,800    $317,400
                                      -------   -------    -------   -------    --------
Gross margin......................    $42,994   $46,112    $46,533   $48,229    $183,868
                                      -------   -------    -------   -------    --------
Net earnings (loss)...............    $ 3,334   $(1,705)   $ 6,026   $ 6,246    $ 13,901
                                      -------   -------    -------   -------    --------
Earnings (loss) per share, basic..    $  0.23   $ (0.12)   $  0.41   $  0.42    $   0.94
                                      -------   -------    -------   -------    --------
Earnings (loss) per share, diluted    $  0.22   $ (0.12)   $  0.40   $  0.42    $   0.92
                                      -------   -------    -------   -------    --------


   Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


15. Earnings Per Share

   The computation of basic and diluted earnings per share is shown in the table below.


                                                                                         Year Ended June 30,
                                                                                    ----------------------------
                                                                                      2003      2002       2001
                                                                                    -------    -------   -------
Net earnings....................................................................    $23,299    $13,901   $34,243
                                                                                    -------    -------   -------
Weighted average shares outstanding for basic earnings per share................     14,774     14,778    14,904
Effect of dilutive employee stock options.......................................         76        297       643
                                                                                    -------    -------   -------
Weighted average shares outstanding for diluted earnings per share..............     14,850     15,075    15,547
                                                                                    =======    =======   =======
Basic earnings per share........................................................    $  1.58    $  0.94   $  2.30
                                                                                    -------    -------   -------
Diluted earnings per share......................................................    $  1.57    $  0.92   $  2.20
                                                                                    -------    -------   -------


16. Related Party Transactions

   Datascope has a preferred stock investment of $5.0 million in Masimo Corporation, a key supplier to the Patient Monitoring business. We purchased $7.8 million of product from Masimo Corporation during fiscal 2003 and $5.2 million in fiscal 2002.

                        DATASCOPE CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



            Column A                 Column B             Column C            Column D      Column E
            --------               ------------    -----------------------   ----------    ----------
                                                         Additions
                                                   -----------------------
                                                      (1)          (2)
                                                  Charged to    Charged to   Deductions
                                    Balance at       Costs        Other         from       Balance at
                                   Beginning of       and       Accounts-     Reserves-     Close of
          Description                 Period       Expenses      Describe     Describe       Period
          -----------              ------------   ----------    ----------   ----------    ----------
Year Ended June 30, 2003
Allowance for doubtful accounts       $1,159        $1,118         $--         $257(A)       $2,020
                                      ======        ======         ===         =======       ======
Reserve for warranty costs.....          325            75          --              --          400
                                      ======        ======         ===         =======       ======
Year Ended June 30, 2002
Allowance for doubtful accounts       $1,350        $   91         $--         $282(A)       $1,159
                                      ======        ======         ===         =======       ======
Reserve for warranty costs.....          350            --          --           25(A)          325
                                      ======        ======         ===         =======       ======
Year Ended June 30, 2001
Allowance for doubtful accounts       $1,644        $   34         $--         $328(A)       $1,350
                                      ======        ======         ===         =======       ======
Reserve for warranty costs.....          640            --          --          290(A)          350
                                      ======        ======         ===         =======       ======

---------------
(A) Write-offs