Form 10-Q
period 2003-09-30
DATASCOPE CORP
filed 2003-11-12
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                             --------------

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
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     YES    x        NO
                                                     ------

Number of Shares of Company's Common Stock outstanding as of October 31, 2003:
14,771,146.

                                 Datascope Corp

                                 Form 10-Q Index

                                                                                                  Page
Part I.  FINANCIAL INFORMATION
     Item 1.    Financial Statements

                Consolidated Balance Sheets at
                September 30, 2003 and June 30, 2003                                               1

                Consolidated Statements of Earnings                                                2

                Consolidated Statements of Cash Flows                                              3

                Notes to Consolidated Financial Statements                                       4-7

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                       8-13

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        14

     Item 4.    Controls and Procedures                                                           14

Part II. OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                  16

Signatures                                                                                        17

Exhibit 31.1.   Certification of Principal Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002                                     18

Exhibit 31.2.   Certification of Principal Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002                                     19

Exhibit 32.1.   Certification of Chief Executive Officer and Chief Financial Officer
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                         20

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                         Sept 30,        June 30,
                                                                                           2003            2003
                                                                                      ------------     -----------
       Assets                                                                          (unaudited)            (a)
       Current Assets:
         Cash and cash equivalents                                                    $    14,193      $    10,572
         Short-term investments                                                            32,324           27,878
         Accounts receivable less allowance for
           doubtful accounts of $2,126 and $2,020                                          65,531           73,924
         Inventories                                                                       53,655           49,409
         Prepaid expenses and other current assets                                          5,696            9,727
         Current deferred taxes                                                             6,006            6,006
                                                                                      -----------      -----------
             Total Current Assets                                                         177,405          177,516

       Property, Plant and Equipment, net of accumulated
          depreciation of $70,733 and $68,431                                              88,729           89,607
       Long-term Investments                                                               40,944           36,827
       Other Assets                                                                        36,285           34,882
                                                                                      -----------      -----------
                                                                                      $   343,363      $   338,832
                                                                                      ===========      ===========
       Liabilities and Stockholders' Equity
       Current Liabilities:
         Accounts payable                                                             $    14,287      $    13,137
         Accrued expenses                                                                  17,588           14,064
         Accrued compensation                                                              12,636           14,579
         Deferred revenue                                                                   3,865            4,362
         Taxes on income                                                                      612               --
                                                                                        ---------        ---------
             Total Current Liabilities                                                     48,988           46,142

       Other Liabilities                                                                   21,348           21,015
       Stockholders' Equity
         Preferred stock, par value $1.00 per share:
           Authorized 5 million shares; Issued, none                                           --               --
         Common stock, par value $.01 per share:
           Authorized, 45 million shares;
           Issued, 17,784 and 17,750 shares                                                   178              178
         Additional paid-in capital                                                        74,172           73,319
         Treasury stock at cost, 3,013 and 2,981 shares                                   (88,477)         (87,423)
         Retained earnings                                                                294,156          292,912
         Accumulated other comprehensive loss:
           Cumulative translation adjustments                                              (4,126)          (4,435)
           Minimum pension liability adjustments                                           (2,876)          (2,876)
                                                                                      -----------      -----------
             Total Stockholders' Equity                                                   273,027          271,675
                                                                                      -----------      -----------
                                                                                      $   343,363      $   338,832
                                                                                      ===========      ===========

(a) Derived from audited financial statements

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended
                                                      September 30,
                                            -------------------------------
                                                2003               2002
                                            ------------        -----------

Net Sales                                   $     77,100        $    72,000
                                            ------------        -----------

Costs and Expenses:
  Cost of sales                                   31,878             29,884
  Research and development
    expenses                                       7,223              7,038
  Selling, general and
    administrative expenses                       32,093             29,782
                                            ------------        -----------
                                                  71,194             66,704
                                            ------------        -----------

Operating Earnings                                 5,906              5,296

Other (Income) Expense:
  Interest income                                   (386)              (301)
  Other, net                                         116                166
                                            ------------        -----------
                                                    (270)              (135)
                                            ------------        -----------

Earnings Before Taxes on Income                    6,176              5,431

Taxes on Income                                    1,976              1,738
                                            ------------        -----------

Net Earnings                                $      4,200        $     3,693
                                            ============        ===========


Earnings Per Share, Basic                   $       0.28        $      0.25
                                            ============        ===========
Weighted average common
   shares outstanding, Basic                      14,770             14,778
                                            ============        ===========

Earnings Per Share, Diluted                 $       0.28        $      0.25
                                            ============        ===========
Weighted average common
   shares outstanding, Diluted                    15,004             14,859
                                            ============        ===========

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                 -------------------------
                                                                                     2003           2002
                                                                                 ----------      ---------
Operating Activities:
     Net cash provided by operating activities                                   $   14,117      $   9,178
                                                                                 ----------      ---------

Investing Activities:
     Capital expenditures                                                              (775)        (1,641)
     Purchases of investments                                                       (19,367)       (11,572)
     Maturities of investments                                                       10,804          6,962
                                                                                 ----------      ---------
     Net cash used in investing activities                                           (9,338)        (6,251)
                                                                                 ----------      ---------

Financing Activities:
     Treasury shares acquired under repurchase programs                              (1,054)          (182)
     Exercise of stock options and other                                                721            105
     Cash dividends paid                                                               (739)          (740)
                                                                                 ----------      ---------
     Net cash used in financing activities                                           (1,072)          (817)
                                                                                 ----------      ---------

     Effect of exchange rates on cash                                                   (86)            77
                                                                                 ----------      ---------

Increase in cash and cash equivalents                                                 3,621          2,187
Cash and cash equivalents, beginning of period                                       10,572          5,548
                                                                                 ----------      ---------

Cash and cash equivalents, end of period                                         $   14,193      $   7,735
                                                                                 ==========      =========

Supplemental Cash Flow Information
     Cash refunded during the period for:
       Income taxes, net                                                            ($2,874)         ($654)
                                                                                 ----------      ---------

     Non-cash transactions:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                      $    2,231      $   1,860
                                                                                 ----------      ---------

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1.  Summary of Significant Accounting Policies

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

Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Stock-Based Compensation

We continue to account for our employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this opinion, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), as amended, the fair value of option grants is estimated on the date of grant using an option-pricing model. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation.


                                                                      Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                      2003           2002
                                                                  ----------      ----------
         Net earnings - as reported                               $    4,200       $  3,693
         Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                     (854)          (879)
                                                                  ----------       ---------
         Net earnings - pro forma                                 $    3,346       $   2,814
                                                                  ==========       =========
         Earnings per share:
               Basic - as reported                                $     0.28       $    0.25
                                                                  ==========       =========
               Basic - pro forma                                  $     0.23       $    0.19
                                                                  ==========       =========
               Diluted - as reported                              $     0.28       $    0.25
                                                                  ==========       =========
               Diluted - pro forma                                $     0.22       $    0.19
                                                                  ==========       =========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1.  Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

This pro forma impact only takes into account options granted since July 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the respective vesting period.

The fair values of option grants were determined using the Black-Scholes option-pricing model with the following assumptions:
                                                    Three Months Ended
                                                       September 30,
                                            ---------------------------------
                                                2003                 2002
                                            ------------          -----------
           Dividend yield                         0.61%                0.71%
           Volatility                               34%                  34%
           Risk-free interest rate                2.95%                2.54%
           Expected life                      5.2 Years            5.2 Years

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is primarily effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characterisics of both Liabilities and Equity," ("SFAS No. 150"). The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31,2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's financial statements.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                               -----------       ----------
                                                 Sept 30,          June 30,
                                                  2003              2003
                                               -----------       ----------
                   Materials                   $    24,096       $   20,523
                   Work in Process                   8,514            8,093
                   Finished Goods                   21,045           20,793
                                               -----------       ----------
                                               $    53,655       $   49,409
                                               ===========       ==========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the three months ended September 30, 2003 were as follows:

          Net earnings                                           $    4,200
          Foreign currency translation adjustments                      309
          Common stock and additional paid-in
                capital effects of stock option activity                853
          Cash dividends on common stock                             (2,956)
          Purchases under stock repurchase plans                     (1,054)
                                                                 ----------
          Total increase in stockholders' equity                 $    1,352
                                                                 ==========

4.  Earnings Per Share

In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:


---------------------------------      ---------------------------------------      --------------------------------------
For Three Months Ended                           September 30, 2003                           September 30, 2002
---------------------------------      ---------------------------------------      --------------------------------------
                                          Net                      Per Share           Net                      Per Share
Basic EPS                               Earnings       Shares        Amount          Earnings       Shares        Amount
---------                             -----------   -----------   -----------      -----------   -----------   -----------
Earnings available to
   common shareholders                 $    4,200        14,770    $     0.28       $    3,693        14,778    $     0.25

Diluted EPS
Options issued to employees                    --           234            --               --            81            --
                                       ----------    ----------    ----------       ----------    ----------    ----------

Earnings available to
   common shareholders
   plus assumed conversions            $    4,200        15,004    $     0.28       $    3,693        14,859    $     0.25
                                       ==========    ==========    ==========       ==========    ==========    ==========

5.  Comprehensive Income

In accordance with Financial Accounting Standard No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three month periods ended September 30, 2003 and 2002 our comprehensive income was as follows:

                                                    ----------      ----------
                                                       2003            2002
                                                    ----------      ----------
         Net earnings                               $    4,200      $    3,693
         Foreign currency translation gain                 309             104
                                                    ----------      ----------
         Total comprehensive income                 $    4,509      $    3,797
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

The Interventional Products / Vascular Grafts segment includes extravascular hemostasis devices which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures and a proprietary line of knitted and woven vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue. Net sales and operating earnings are shown below.


                                                            Cardiac       Interventional
                                                            Assist /        Products /         Corporate
                                                           Monitoring        Vascular             and
                                                            Products          Grafts           Other (a)       Consolidated
                                                         -------------    -------------     -------------    --------------
-----------------------------------------------------
Three months ended September 30, 2003
-----------------------------------------------------
Net sales to external customers                          $     59,756     $      17,049      $        295     $        77,100
                                                         ------------     -------------      ------------     ---------------
Operating earnings (loss)                                $      6,403     $          28      $       (525)    $         5,906
                                                         ------------     -------------      ------------     ---------------

-----------------------------------------------------
Three months ended September 30, 2002
-----------------------------------------------------
Net sales to external customers                          $     54,079     $      17,572      $        349     $        72,000
                                                         ------------     -------------      ------------     ---------------
Operating earnings                                       $      4,505     $         316      $        475     $         5,296
                                                         ------------     -------------      ------------     ---------------

-------------------------------------------------------------------------------------
Reconciliation to consolidated earnings                      Three Months Ended
    before income taxes :                                 9/30/03          9/30/02
-----------------------------------------------------   ------------     -----------
Consolidated operating earnings                         $      5,906     $     5,296
Interest income                                                  386             301
Other (expense) income                                          (116)           (166)
                                                        ------------     -----------
Consolidated earnings before taxes                      $      6,176     $     5,431
                                                        ============     ===========

(a) Net sales of life science products by Genisphere are included within Corporate and Other.

                        Datascope Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     First quarter of fiscal 2004 compared to the corresponding period last year.

     Net Sales

         Net sales of $77.1 million in the first quarter of 2004 increased 7% compared to $72.0 million last year.

              Sales of the Cardiac Assist / Monitoring Products segment were $59.8 million compared to $54.1 million in the first quarter last year.

                  Cardiac assist product sales increased to $28.5 million, 12% higher than the first quarter last year. Part of the increase was due to the resumption of its normal purchasing pattern by the Company's Japanese distributor, which, last year, reduced intra-aortic balloon (IAB) purchases in the first and second quarters to reduce inventory, as previously reported. Continued higher sales of IABs and pumps and the favorable effect of foreign exchange translation also contributed to the sales increase. Sales of the premium-priced Fidelity(TM) 8 Fr. IAB catheter continued to grow, accounting for 69% of total IAB catheter sales in the first quarter of fiscal 2004.

                  In September 2003, the Company announced the global launch of the CS100 automatic intra-aortic balloon pump. The CS100 is the first fully automatic pump produced by Datascope. It has one-button startup that provides faster initiation of therapy, a feature that is particularly valuable in cardiac emergencies. Also, the CS100 gives patients more consistent therapy with greater continuity, enabling healthcare staff to focus more attention on the patient, not the pump.

                  Sales of patient monitoring products rose 10% to $31.3 million. The sales increase reflects strong sales of bedside monitors, including the Passport 2(R) and the recently introduced Spectrum(TM) and Trio(TM) monitors. Also contributing to sales growth were higher sales of wireless central monitoring systems, Masimo SET(R)1 pulse oximetry sensors, the Anestar(TM) anesthesia delivery system and favorable foreign exchange translation.

                  In September 2003, Datascope launched Anestar S, a new anesthesia delivery system that is designed for outpatient surgery centers and operating rooms with space constraints. The Anestar S combines the advanced features of the original Anestar, including an integrated warmed breathing system, advanced ventilation functions and a comprehensive safety platform, in a smaller and cost-effective package. The Anestar S will compete in an estimated $30 million segment of the United States anesthesia delivery market, adding to an estimated $150 million market for the Anestar.

----------
(1) Masimo SET is a registered trademark of Masimo Corporation.

              Sales of the Interventional Products / Vascular Grafts segment were $17.0 million compared to $17.6 million in the first quarter last year.

                  Sales of VasoSeal(R) devices were $10.1 million in the first quarter, lower by 9% from a year ago, reflecting a slowing of the downward sales trend due to the contribution of sales of Elite(TM), the Company's new vascular closure device. While a previously reported production issue with Elite was resolved in June as anticipated, an unrelated problem with production yield has reduced the quantities of Elite currently available for shipment, which will result in decreased Interventional Products Division (IPD) revenues in the second quarter.

                  In September 2003, IPD introduced Safeguard(TM), an innovative pressure dressing designed to maintain hemostasis after manual compression following arterial catheterization procedures. Manual compression is still used to control bleeding in a majority of arterial catheterization procedures worldwide. Safeguard is a single-use, adhesive dressing with an inflatable, see-through, plastic bulb. The market for devices that assist manual compression, in which Safeguard will compete, is estimated at $50 million annually.

                  Sales of InterVascular, Inc.'s products increased 6% to $6.8 million, primarily reflecting favorable foreign exchange translation. Regulatory clearance to market InterGard(R) Silver in the United States is still pending as the FDA has requested additional follow-up data from our clinical study. Because of its antimicrobial coating, the InterGard Silver graft is considered a drug/device combination product, a type of product that typically undergoes a longer regulatory review. We are in the process of providing the requested follow-up data and continue to wait for an indication as to when clearance to market will be forthcoming.

                  Sales of Genisphere products of $0.3 million in the first quarter of fiscal 2004, were unchanged from last year, as Genisphere continued to pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.

         The weaker U.S. dollar compared to the Euro and the British Pound increased total sales by approximately $1.2 million in the first quarter of fiscal 2004 ($0.8 million for the Cardiac Assist / Monitoring Products segment and $0.4 million for the Interventional Products / Vascular Grafts segment).

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 58.7% for the first quarter of fiscal 2004 compared to 58.5% for the corresponding period last year. The modest increase in the gross margin percentage was primarily due to an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment, as a result of cost reduction programs and higher average selling prices. Partially offsetting the above was the effect of a less favorable sales mix.

     Research and Development (R&D)

         We continued our companywide focus on new product development and improvements of existing products in the first quarter of fiscal 2004. Spending on R&D reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. R&D expenses increased 3% to $7.2 million in the first quarter of fiscal 2004, equivalent to 9.4% of sales compared to $7.0 million, or 9.8% of sales for the first quarter last year.

         R&D expenses for the Cardiac Assist / Monitoring Products segment of $4.7 million in the first quarter of fiscal 2004, was unchanged compared to the comparable period last year.

         R&D expenses for the Interventional Products / Vascular Grafts segment increased 11% to $2.1 million in the first quarter of fiscal 2004, with the increase primarily due to new product development projects in InterVascular.

         The balance of consolidated R&D is in Corporate and Other and amounted to $0.4 million in the first quarter of fiscal 2004, unchanged compared to last year.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses increased 8% to $32.1 million in the first quarter of fiscal 2004, or 41.6% of sales compared to $29.8 million, or 41.4% of sales in the first quarter last year.

         SG&A expenses for the Cardiac Assist / Monitoring Products segment increased 10% to $20.9 million in the first quarter of fiscal 2004, with the increase primarily attributable to higher selling expenses as a result of filling open positions and costs associated with the increased sales.

         SG&A expenses for the Interventional Products / Vascular Grafts segment decreased 6% to $11.0 million in the first quarter of fiscal 2004, with the decline primarily due to lower selling expenses in Interventional Products.

         Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

         The weaker U.S. dollar compared to the Euro and the British Pound increased SG&A expenses by approximately $0.9 million in the first quarter of fiscal 2004.

     Other Income and Expense

         Interest income was $0.4 million in the first quarter compared to $0.3 million last year. The increase in interest income in the first quarter of fiscal 2004 was primarily the result of a higher average portfolio balance ($61.9 million vs. $42.6 million), partially offset by a decrease in the average yield from 3.6% to 2.8%.

     Income Taxes

         The consolidated effective tax rate was 32% in the first quarter of fiscal 2004, unchanged compared to the first quarter last year.

     Net Earnings

         Net earnings were $4.2 million or $0.28 per diluted share in the first quarter of fiscal 2004 compared to $3.7 million or $0.25 per diluted share last year. The increased earnings primarily reflect an increased gross margin from the higher sales partially offset by increased R&D and SG&A expenses, as discussed above.

     Liquidity and Capital Resources

         Working capital was $128.4 million at September 30, 2003, compared to $131.4 million at June 30, 2003. The current ratio was at 3.6:1 compared to 3.8:1. The decrease in working capital and the current ratio was primarily the result of an increase in current liabilities ($2.8 million).

         In the first quarter of fiscal 2004, cash provided by operations was $14.1 million compared to $9.2 million in the comparable period last year. The increase is primarily attributable to the higher earnings, higher depreciation and amortization and an increase in accrued expenses and other liabilities.

         Net cash used in investing activities was $9.3 million attributable to purchases of investments of $19.4 million and the purchase of $0.8 million of property, plant and equipment, offset by $10.8 million for maturities of investments. Net cash used in financing activities was $1.1 million due to $0.7 million dividends paid and stock repurchases of $1.1 million (about 32,000 shares), offset by stock option activity of $0.7 million.

         On August 18, 2003, the Board of Directors declared a regular quarterly dividend of $0.05 per share and a special dividend of $0.15 per share, payable on October 1, 2003 to shareholders of record on September 2, 2003. The special dividend amounted to $2.2 million.

         We believe that our existing cash balances and future cash generated from operations will be sufficient to meet our projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected the Company.

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

         o    Goodwill Valuation

              Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to the impairment rules of SFAS 142. Goodwill is tested for impairment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment may exist. We determine the fair market value of our reporting units using estimates of projected cash flows.

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

     Recent Accounting Pronouncements

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is primarily effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on our financial statements.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150"). The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. A portion of the net foreign transaction gain or loss is reported in our consolidated statement of earnings in cost of sales and the balance in other income and expense.

     We do not use derivative financial instruments for trading purposes. None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three month periods ended September 30, 2003 and 2002.

     As of September 30, 2003, we had a notional amount of $8.6 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

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

     There have been no significant changes in the Company's internal controls over financial reporting or in other factors that would significantly affect the internal controls over financial reporting during the Registrant's most recent fiscal quarter.

Part II:   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

                  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. Reports on Form 8-K. During the quarter for which this report on form 10-Q is filed, the Registrant filed a Form 8-K dated July 31, 2003, pertaining to the Earnings Release of Datascope Corp. dated July 30, 2003.

Form 10-Q



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                       DATASCOPE CORP.
                       Registrant



                       By:   /s/ Lawrence Saper
                            -------------------
                            Lawrence Saper
                            Chairman of the Board and Chief Executive Officer



                       By:  /s/ Murray Pitkowsky
                           -------------------
                           Murray Pitkowsky
                           Senior V.P., Chief Financial Officer and Treasurer



Dated: November 10, 2003