Form 10-Q
period 2003-12-31
DATASCOPE CORP
filed 2004-02-13
CIK 27096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                       -------------------------

                        Commission File Number 000-06516

                                DATASCOPE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               13-2529596
-------------------------------------------------------------------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

14 Philips Parkway, Montvale, New Jersey                  07645-9998
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (201) 391-8100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   x     NO
                                              -----        ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES  x     NO
                                               -----      ------

Number of Shares of Company's Common Stock outstanding as of January 31, 2004:
14,788,013.

                                 Datascope Corp.

                                 Form 10-Q Index


Part I.  FINANCIAL INFORMATION                                                            Page

     Item 1.     Financial Statements

                 Consolidated Balance Sheets at
                 December 31, 2003 and June 30, 2003                                         1

                 Consolidated Statements of Earnings                                         2

                 Consolidated Statements of Cash Flows                                       3

                 Notes to Consolidated Financial Statements                                4-7

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                8-13

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk                 14

     Item 4.     Controls and Procedures                                                    14

Part II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                                          15

     Item 4.     Submission of Matters to a Vote of Security Holders                        16

     Item 6.     Exhibits and Reports on Form 8-K                                           16

Signatures                                                                                  17

Exhibit 31.1.    Certification of Principal Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002                              18

Exhibit 31.2.    Certification of Principal Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002                              19

Exhibit 32.1.    Certification of Chief Executive Officer and Chief Financial Officer
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                  20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Datascope Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                  Dec 31,        June 30,
                                                                   2003            2003
                                                              ------------     -----------
       Assets                                                  (unaudited)          (a)
       Current Assets:
         Cash and cash equivalents                            $   12,458       $   10,572
         Short-term investments                                   36,453           27,878
         Accounts receivable less allowance for
           doubtful accounts of $2,294 and $2,020                 71,503           73,924
         Inventories                                              54,410           49,409
         Prepaid expenses and other current assets                10,223            9,727
         Current deferred taxes                                    6,006            6,006
                                                              ----------       ----------
             Total Current Assets                                191,053          177,516

       Property, Plant and Equipment, net of accumulated
          depreciation of $72,692 and $68,431                     88,485           89,607
       Long-term Investments                                      34,402           36,827
       Other Assets                                               37,220           34,882
                                                              ----------       ----------
                                                              $  351,160       $  338,832
                                                              ==========       ==========

       Liabilities and Stockholders' Equity
       Current Liabilities:
         Accounts payable                                     $   15,475       $   13,137
         Accrued expenses                                         16,819           14,064
         Accrued compensation                                     14,183           14,579
         Deferred revenue                                          3,722            4,362
                                                               ---------        ---------
             Total Current Liabilities                            50,199           46,142

       Other Liabilities                                          21,480           21,015
       Stockholders' Equity
         Preferred stock, par value $1.00 per share:
           Authorized 5 million shares; Issued, none                  --               --
         Common stock, par value $.01 per share:
           Authorized, 45 million shares;
           Issued, 17,893 and 17,750 shares                          179              178
         Additional paid-in capital                               77,221           73,319
         Treasury stock at cost, 3,105 and 2,981 shares          (91,726)         (87,423)
         Retained earnings                                       299,034          292,912
         Accumulated other comprehensive loss:
           Cumulative translation adjustments                     (2,351)          (4,435)
           Minimum pension liability adjustments                  (2,876)          (2,876)
                                                              ----------       ----------
             Total Stockholders' Equity                          279,481          271,675
                                                              ----------       ----------
                                                              $  351,160       $  338,832
                                                              ==========       ==========

(a) Derived from audited financial statements

See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                              Six Months Ended              Three Months Ended
                                               December 31,                     December 31,
                                       ----------------------------     -------------------------
                                           2003            2002             2003           2002
                                       ------------    ------------     -----------   -----------

Net Sales                              $   163,900     $   154,500      $   86,800     $   82,500
                                       -----------     ------------     -----------   -----------
Costs and Expenses:
  Cost of sales                             68,052          64,574          36,174         34,690
  Research and development
    expenses                                15,270          14,292           8,047          7,254
  Selling, general and
    administrative expenses                 66,981          63,318          34,888         33,536
                                        ----------      ----------       ---------      ---------
    Subtotal                               150,303         142,184          79,109         75,480
  Gain on legal settlement                      --          (3,028)             --         (3,028)
                                       -----------     -----------      ----------    ------------
                                           150,303         139,156          79,109         72,452
                                       -----------     -----------      ----------    -----------
Operating Earnings                          13,597          15,344           7,691         10,048
Other (Income) Expense:
  Interest income                             (844)           (632)           (458)          (331)
  Interest expense                               0               1               0              1
  Other, net                                     2              39            (114)          (127)
                                       -----------     -----------      ----------    -----------
                                              (842)           (592)           (572)          (457)
                                       -----------     -----------      ----------    -----------
Earnings Before Taxes on Income             14,439          15,936           8,263         10,505
Taxes on Income                              4,620           5,261           2,644          3,523
                                       -----------     -----------      ----------    -----------
Net Earnings                           $     9,819     $    10,675      $    5,619    $     6,982
                                       ===========     ===========      ==========    ===========

Earnings Per Share, Basic                    $0.66           $0.72           $0.38          $0.47
                                       ===========     ===========      ==========    ===========

Weighted average common
   shares outstanding, Basic                14,775          14,782          14,780         14,778
                                       ===========     ===========      ==========    ===========

Earnings Per Share, Diluted                  $0.65           $0.72           $0.37          $0.47
                                       ===========     ===========      ==========    ===========

Weighted average common
   shares outstanding, Diluted              15,082          14,854          15,152         14,841
                                       ============    ===========      ==========    ===========

                 See notes to consolidated financial statements

                        Datascope Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                Six Months Ended
                                                                  December 31,
                                                            ------------------------
                                                                2003         2002
                                                            -----------   ----------

Operating Activities:
     Net cash provided by operating activities              $   15,578    $   19,107
                                                            -----------   ----------

Investing Activities:
     Capital expenditures                                       (2,017)       (3,029)
     Purchases of investments                                  (38,223)      (28,811)
     Maturities of investments                                  32,073        23,953
                                                            ----------    ----------
     Net cash used in investing activities                      (8,167)       (7,887)
                                                            ----------    ----------

Financing Activities:
     Treasury shares acquired under repurchase programs         (4,303)         (486)
     Exercise of stock options and other                         3,451           115
     Cash dividends paid                                        (3,697)       (1,479)
                                                            ----------    ----------
     Net cash used in financing activities                      (4,549)       (1,850)
                                                            ----------    ----------

     Effect of exchange rates on cash                             (976)         (605)
                                                            ----------    ----------

Increase in cash and cash equivalents                            1,886         8,765
Cash and cash equivalents, beginning of period                  10,572         5,548
                                                            ----------    ----------

Cash and cash equivalents, end of period                    $   12,458    $   14,313
                                                            ==========    ==========

Supplemental Cash Flow Information
   Cash refunded during the period for:
       Income taxes, net                                    $    2,067    $    2,298
                                                            ----------    ----------

     Non-cash transactions:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                 $    3,664    $    3,386
                                                            ----------    ----------

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

As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), as amended, the fair value of option grants is estimated on the date of grant using an option-pricing model. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation. These pro forma amounts may not be representative of the effects on net earnings in future years since options generally vest over several years and additional awards may be made each year.


                                                           Six Months Ended              Three Months Ended
                                                             December 31,                   December 31,
                                                      ---------------------------     -----------------------
                                                         2003           2002             2003          2002
                                                      ------------   ------------     -----------   ----------
Net earnings - as reported                            $     9,819    $    10,675      $    5,619    $   6,982
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                 (1,646)        (1,675)           (797)        (802)
                                                      -----------    -----------      ----------    ---------
Net earnings - pro forma                              $     8,173    $     9,000      $    4,822    $   6,180
                                                      ===========    ===========      ==========    =========
Earnings per share:
      Basic - as reported                             $      0.66    $      0.72      $     0.38    $    0.47
                                                      ===========    ===========      ==========    =========
      Basic - pro forma                               $      0.55    $      0.61      $     0.33    $    0.42
                                                      ===========    ===========      ==========    =========
      Diluted - as reported                           $      0.65    $      0.72      $     0.37    $    0.47
                                                      ===========    ===========      ==========    =========
      Diluted - pro forma                             $      0.54    $      0.61      $     0.32    $    0.42
                                                      ===========    ===========      ==========    =========

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1.  Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

For purposes of the pro forma disclosures, the weighted average fair values of options granted for the three months ended December 31, 2003 and 2002 were $12.35 and $9.07, and for the six months ended December 31, 2003 and 2002 were $11.72 and $9.58, respectively.

The fair values of options granted were determined using the Black-Scholes option-pricing model with the following assumptions:

                                          Three and Six Months Ended
                                                 December 31,
                                       --------------------------------
                                            2003               2002
                                       --------------     -------------
         Dividend yield                        0.59%             0.72%
         Volatility                              33%               34%
         Risk-free interest rate               3.40%             2.93%
         Expected life                     5.2 Years         5.2 Years

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106," ("SFAS No. 132 (revised)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. Based on these effective dates, we will provide the additional interim disclosures beginning with our third quarter ending March 31, 2004 and the annual disclosures beginning with our fiscal year ending June 30, 2004.

2.  Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                  -------------         ------------
                                      Dec 31,              June 30,
                                       2003                  2003
                                  -------------         ------------
         Materials                      $24,526              $20,523
         Work in Process                  9,494                8,093
         Finished Goods                  20,390               20,793
                                  -------------         ------------
                                        $54,410              $49,409
                                  =============         ============

                        Datascope Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the six months ended December 31, 2003 were as follows:

         Net earnings                                               $    9,819
         Foreign currency translation adjustments                        2,084
         Common stock and additional paid-in
            capital effects of stock option activity                     3,903
         Cash dividends on common stock                                 (3,697)
         Purchases under stock repurchase plans                         (4,303)
                                                                    -----------
         Total increase in stockholders' equity                     $    7,806
                                                                    ===========

4.  Earnings Per Share

The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share for the three and six months ended December 31, 2003 and 2002 is as follows:

-------------------------------------    ------------------------------------------       ----------------------------------------
For Six Months Ended                                  December 31, 2003                                December 31, 2002
-------------------------------------    ------------------------------------------       ----------------------------------------
                                             Net                        Per Share             Net                       Per Share
Basic EPS                                  Earnings        Shares         Amount            Earnings        Shares        Amount
---------                                ------------   ------------   ------------       ------------   ------------   ----------

Earnings available to
   common shareholders                   $      9,819         14,775          $0.66            $10,675         14,782        $0.72

Diluted EPS
-----------
Options issued to employees                        --            307           0.01                 --             72           --
                                         ------------   ------------   ------------       ------------   ------------   ----------
Earnings available to
   common shareholders
   plus assumed conversions              $      9,819         15,082   $       0.65       $     10,675         14,854        $0.72
                                         ============   ============   ============       ============   ============   ==========

-------------------------------------    ------------------------------------------       -----------------------------------------
For Three Months Ended                                December 31, 2003                                  December 31, 2002
-------------------------------------    ------------------------------------------       -----------------------------------------
                                             Net                        Per Share             Net                       Per Share
Basic EPS                                  Earnings        Shares         Amount            Earnings        Shares        Amount
---------                                ------------   ------------   ------------       ------------   ------------   -----------
Earnings available to
   common shareholders                         $5,619         14,780          $0.38             $6,982         14,778        $0.47

Diluted EPS
-----------
Options issued to employees                        --            372           0.01                 --             63           --
                                         ------------   ------------   ------------       ------------   ------------   -----------
Earnings available to
   common shareholders
   plus assumed conversions                    $5,619         15,152          $0.37             $6,982         14,841        $0.47
                                         ============   ============   ============       ============   ============   ===========

5.  Comprehensive Income

Our comprehensive income for the three and six month periods ended December 31, 2003 and 2002 was as follows:


                                                          Six Months Ended                   Three Months Ended
                                                    ---------------------------       ----------------------------
                                                      12/31/03       12/31/02           12/31/03       12/31/02
                                                    ------------   ------------       ------------   -------------
         Net earnings                                     $9,819        $10,675             $5,619         $6,982
         Foreign currency translation gain                 2,084          1,309              1,775          1,205
                                                    ------------   ------------       ------------   -------------
         Total comprehensive income                      $11,903        $11,984             $7,394         $8,187
                                                    ============   ============       ============   =============

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

                                             Cardiac         Interventional
                                              Assist/          Products/           Corporate
                                            Monitoring          Vascular              and
                                             Products            Grafts            Other (a)        Consolidated
                                           --------------     --------------     --------------    ---------------
------------------------------------------
Six months ended December 31, 2003
------------------------------------------
Net sales to external customers                 $130,700            $32,590               $610          $163,900
                                           -------------      -------------      -------------     -------------
Operating earnings (loss)                        $17,119            ($2,014)           ($1,508)          $13,597
                                           -------------      -------------      -------------     -------------

------------------------------------------
Six months ended December 31, 2002
------------------------------------------
Net sales to external customers                 $118,082            $35,793               $625          $154,500
                                           -------------      -------------      -------------     -------------
Operating earnings (b)                           $11,462             $1,617             $2,265           $15,344
                                           -------------      -------------      -------------     -------------

------------------------------------------
Three months ended December 31, 2003
------------------------------------------
Net sales to external customers                  $70,944            $15,541               $315           $86,800
                                           -------------      -------------      -------------     -------------
Operating earnings (loss)                        $10,716            ($2,042)             ($983)           $7,691
                                           -------------      -------------      -------------     -------------

------------------------------------------
Three months ended December 31, 2002
------------------------------------------
Net sales to external customers                  $64,003            $18,221               $276           $82,500
                                           -------------      -------------      -------------     -------------
Operating earnings (b)                            $6,969             $1,289             $1,790           $10,048
                                           -------------      -------------      -------------     -------------

----------------------------------------------------------------------------------------------------------------
Reconciliation to consolidated earnings            Six Months Ended                     Three Months Ended
    before income taxes :                    12/31/03           12/31/02           12/31/03           12/31/02
------------------------------------------ --------------     --------------     --------------    -------------
Consolidated operating earnings                  $13,597            $15,344             $7,691           $10,048
Interest income, net                                 844                631                458               330
Other (expense) income                                (2)               (39)               114               127
                                           -------------      -------------      -------------     -------------
Consolidated earnings before taxes               $14,439            $15,936             $8,263           $10,505
                                           =============      =============      =============     =============

(a) Net sales of life science products by Genisphere are included within Corporate and Other.

(b) Operating earnings for Corporate and Other for the three and six months ended December 31, 2002 includes a gain on legal settlement of $3.0 million.

                        Datascope Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Second quarter and first six months of fiscal 2004 compared to the corresponding periods last year.

     Net Sales

         Net sales of $86.8 million in the second quarter and $163.9 million in the first six months of fiscal 2004 increased 5% and 6%, compared to the second quarter and first six months of fiscal 2003, respectively.

              Sales of the Cardiac Assist / Monitoring Products segment were $70.9 million compared to $64.0 million in the second quarter and $130.7 million in the first six months of fiscal 2004 compared to $118.1 million last year.

                  Cardiac Assist product sales in the second quarter of fiscal 2004 increased 12% to $32.3 million, reflecting continued higher sales of intra-aortic balloon (IAB) catheters and pumps and favorable foreign exchange translation. Increased sales of IABs were primarily attributable to strong international sales and increased purchases by the Company's Japanese distributor. Last year, the distributor reduced IAB purchases in the first and second quarters to reduce inventory, as previously reported. Sales of the premium-priced Fidelity(TM) 8Fr. IAB catheter continued to grow, accounting for 77% of total IAB catheter sales in the second quarter of fiscal 2004. Higher sales of pumps in the second quarter reflected the first full quarter of sales of the new CS100(TM) intra-aortic balloon pump, Datascope's first fully automatic pump, which was launched globally in September 2003 and has rapidly replaced the Company's 98XT model. In the first six months of fiscal 2004 sales of Cardiac Assist products were $60.8 million compared to $54.3 million last year.

                  Sales of patient monitoring products exceeded sales of the prior year's second quarter, rising 10% to $38.6 million. The second quarter was driven by increased sales of bedside monitors, including sales of the recently introduced Spectrum(TM) and Trio(TM) monitors. Higher sales of wireless central monitoring systems, Masimo SET(R)(1) pulse oximetry sensors, the Anestar(TM) anesthesia delivery system and favorable foreign exchange translation also contributed to sales growth. Sales of patient monitoring products in the first six months of fiscal 2004 were $69.9 million compared to $63.8 million last year.

         Sales of the Interventional Products / Vascular Grafts segment were $15.6 million compared to $18.2 million in the second quarter and $32.6 million in the first six months of fiscal 2004 compared to $35.8 million last year.

-------------
(1) Masimo SET is a registered trademark of Masimo Corporation.

              Sales of the Interventional Products (IP) division declined to $8.4 million in the second quarter compared to $10.9 million last year. As disclosed in the first quarter 10-Q, a production yield problem reduced the quantities of Elite(TM) available for sale in the second quarter. The Elite product is the Company's new vascular closure device. Late in the second quarter, the Company began producing sufficient quantities to support the marketing effort for Elite. In the first six months of fiscal 2004 sales of VasoSeal products were $17.9 million compared to $21.7 million last year.

              During the second quarter, the IP division began shipments of Safeguard(TM), an innovative pressure dressing designed to maintain hemostasis after manual compression following arterial catheterization procedures. Safeguard competes in an estimated $50 million annual market for devices that assist manual compression. The Company is encouraged by the early positive market response to the Safeguard product.

              Datascope plans to enter the dialysis access market with the ProLumen(TM) thrombectomy device. Thrombectomy is the process of removing blood clots from blocked dialysis access sites. ProLumen, which is designed to quickly and effectively clear clotted grafts, will compete in an estimated $37 million annual market, principally in the U.S. Datascope expects that the IP division direct sales force will be able to introduce ProLumen to the market quickly and efficiently because thrombectomy procedures are performed primarily by interventional radiologists in the U.S., a current and well-established sales call point. The ProLumen device has FDA clearance, an application for CE mark has been submitted and the Company plans to launch the ProLumen in the U.S. in the third quarter of fiscal 2004.

              Sales of InterVascular, Inc.'s products were $7.2 million compared to $7.3 million last year. Lower sales in parts of Europe and to our distributor in Japan were approximately offset by favorable foreign exchange translation. Regulatory clearance to market InterGard(R) Silver in the U.S. is still pending as the FDA has requested longer-term follow-up data and additional information from our clinical study, which we expect to submit during the current quarter. In the first six months of fiscal 2004, sales of InterVascular products were $14.0 million compared to $13.7 million last year, primarily due to favorable foreign exchange translation.

         Sales of Genisphere products of $0.3 million in the second quarter and $0.6 million in the first six months of fiscal 2004, were unchanged from last year. Genisphere continued to pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.

         The weaker U.S. dollar compared to the Euro and the British Pound increased total sales by approximately $2.0 million in the second quarter of fiscal 2004 and $3.2 million for the first six months of fiscal 2004 ($1.4 million and $2.2 million for the Cardiac Assist / Monitoring Products segment and $0.6 million and $1.0 million for the Interventional Products / Vascular Grafts segment for the second quarter and first six month periods, respectively).

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 58.3% for the second quarter and 58.5% for the first six months of fiscal 2004 compared to 58.0% and 58.2% for the corresponding periods last year. The modest increase in the gross margin percentage was primarily due to an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment, as a result of cost reduction programs and higher average selling prices. Partially offsetting the above was the effect of a less favorable sales mix and costs associated with the Elite production yield problem.

     Research and Development (R&D)

         We continued our companywide focus on new product development and improvements of existing products in the second quarter and first six months of fiscal 2004. Spending on R&D reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. R&D expenses increased 11% to $8.0 million in the second quarter of fiscal 2004, equivalent to 9.3% of sales compared to $7.3 million or 8.8% of sales in the second quarter last year. R&D expenses increased 7% to $15.3 million in the first six months of fiscal 2004, equivalent to 9.3% of sales compared to $14.3 million, or 9.3% of sales for the same period last year.

         R&D expenses for the Cardiac Assist / Monitoring Products segment increased 4% to $5.0 million in the second quarter and 2% to $9.7 million in the first six months of fiscal 2004, with the increases primarily attributable to filling open positions.

         R&D expenses for the Interventional Products / Vascular Grafts segment increased 22% to $2.3 million in the second quarter and 16% to $4.4 million in the first six months of fiscal 2004, with the increases primarily due to new product development projects in InterVascular.

         The balance of consolidated R&D is in Corporate and Other and amounted to $0.7 million in the second quarter and $1.2 million in the first six months of fiscal 2004.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses increased 4% to $34.9 million in the second quarter of fiscal 2004, or 40.2% of sales compared to $33.5 million or 40.6% of sales in the second quarter last year. In the first six months of fiscal 2004, SG&A expenses increased 6% to $67.0 million, or 40.9% of sales, compared to $63.3 million, or 41.0% of sales, for the same period last year.

         SG&A expenses for the Cardiac Assist / Monitoring Products segment increased 9% to $23.2 million in the second quarter of fiscal 2004 and 9% to $44.1 million in the first six months of fiscal 2004, with the increases primarily attributable to higher selling expenses as a result of filling open positions and higher marketing expenses related to new product introductions.

         SG&A expenses for the Interventional Products / Vascular Grafts segment decreased 1% to $11.4 million in the second quarter and decreased 3% to $22.4 million for the first six months of fiscal 2004, with the declines primarily due to lower selling and marketing expenses in Interventional Products.

         Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

         The weaker U.S. dollar compared to the Euro and the British Pound increased SG&A expenses by approximately $1.4 million in the second quarter and $2.3 million for the first six months of fiscal 2004.

     Gain on Legal Settlement

         On July 21, 1999, Datascope Corp. instituted patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. in the United States District Court, District of Minnesota. In that litigation, Datascope's complaint alleged that the manufacture, use and/or sale of Vascular Solutions' Duett device infringed Datascope's United States Patent No. 5,725,498. At the end of November 2002, the parties settled the matter. Pursuant to the settlement, Vascular Solutions paid Datascope $3.75 million and Datascope granted Vascular Solutions a limited, non-exclusive patent license. In the second quarter of fiscal 2003, we recorded an after-tax gain on the settlement, net of related legal expenses, of $1.9 million or $0.13 per diluted share.

     Other Income and Expense

         Interest income was $0.5 million in the second quarter compared to $0.3 million last year. The increase in interest income in the second quarter of fiscal 2004 was primarily the result of a higher average portfolio balance ($65.8 million vs. $46.1 million), partially offset by a decrease in the average yield from 3.2% to 2.6%. Interest income was $0.8 million in the first six months of fiscal 2004 compared to $0.6 million in the same period last year with the increase due to similar reasons discussed above.

     Income Taxes

         In the second quarter and first six months of fiscal 2004, the consolidated effective tax rate was 32.0% for both periods, compared to 33.5% and 33.0% for the corresponding periods last year. The effect on the consolidated tax rate of the gain on legal settlement in fiscal 2003 was 1.5% and 1.0% for the second quarter and first six months last year, respectively.

     Net Earnings

         Net earnings were $5.6 million or $0.37 per diluted share in the second quarter of fiscal 2004 compared to $7.0 million, or $0.47 per diluted share for the same period last year. Net earnings in the first six months of fiscal 2004 were $9.8 million or $0.65 per diluted share compared to $10.7 million, or $0.72 per diluted share last year. The decreased earnings in the fiscal 2004 periods primarily reflect the positive impact on earnings last year of the gain on legal settlement ($1.9 million or $0.13 per diluted share), increased R&D and SG&A expenses in fiscal 2004, as discussed above, partially offset by an increased gross margin from the higher sales.

     Liquidity and Capital Resources

         Working capital was $140.9 million at December 31, 2003, compared to $131.4 million at June 30, 2003. The current ratio was unchanged at 3.8:1. The increase in working capital was primarily the result of an increase in current assets ($13.5 million).

         In the first six months of fiscal 2004, cash provided by operations was $15.6 million compared to $19.1 million last year. The decrease is primarily attributable to the lower earnings and an increase in inventories and other current assets.

         At December 31, 2003, approximately one-half of our cash and marketable investments were held by our European subsidiaries. These funds are subject to U.S. tax upon repatriation to the United States.

         Net cash used in investing activities was $8.2 million attributable to purchases of investments of $38.2 million and the purchase of $2.0 million of property, plant and equipment, offset by $32.0 million for maturities of investments. Net cash used in financing activities was $4.5 million due to $3.7 million dividends paid and stock repurchases of $4.3 million (about 124,000 shares), offset by stock option activity of $3.5 million.

         On August 18, 2003, the Board of Directors declared a regular quarterly dividend of $0.05 per share and a special dividend of $0.15 per share, payable on October 1, 2003 to shareholders of record on September 2, 2003. The special dividend amounted to $2.2 million.

         On December 16, 2003, the Board of Directors declared a regular quarterly dividend of $0.05 per share payable on January 15, 2004 to stockholders of record as of December 26, 2003.

         We believe that our existing cash balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital and capital investment needs. The moderate rate of current U.S. inflation has not significantly affected the Company.

     Information Concerning Forward Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the possibility that the IP division direct sales force will not be able to introduce ProLumen to the market quickly and efficiently, market conditions may change, particularly as the result of competitive activity in markets served by the Company, the Company's dependence on certain unaffiliated suppliers (including single source manufacturers) for Patient Monitoring, Cardiac Assist and VasoSeal products and the Company's ability to gain market acceptance for new products. Additional risks are the ability of the Company to successfully introduce new products, continued demand for the Company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

     Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits
        - an amendment of FASB Statements No. 87, 88 and 106," ("SFAS No. 132 (revised)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. Based on these effective dates, we will provide the additional interim disclosures beginning with our third quarter ending March 31, 2004 and the annual disclosures beginning with our fiscal year ending June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Due to the global nature of our operations, including the sale and purchase of products in foreign currencies, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. A portion of the net foreign transaction gain or loss is reported in our consolidated statement of earnings in cost of sales and the balance in other income and expense.

     We do not use derivative financial instruments for trading purposes. None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three and six month periods ended December 31, 2003 and 2002.

     As of December 31, 2003, we had a notional amount of $8.3 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

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

     Item 1.  Legal Proceedings

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

         The Shaev litigation is described in our annual report on Form 10-K for the fiscal year ended June 30, 2003. In this matter, discovery is still in progress and mediation has been scheduled for March 2004.

         The Sanmina - SCI litigation is described in our annual report on Form 10-K for the fiscal year ended June 30, 2003. In this matter, discovery is still in progress and mediation has been scheduled for April 2004.

         On December 2, 2003, a former Datascope employee, Michael Barile, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. and various John Does seeking, inter alia, indemnification from the Company of approximately $1 million in legal fees and expenses he allegedly incurred in defending a criminal action brought against him by the United States Attorney's Office for the District of Maryland, as well as additional damages Mr. Barile alleges he suffered as a result of such prosecution. In response, the Company has filed an answer denying the allegations of the complaint and has brought counterclaims against Mr. Barile seeking damages resulting from Mr. Barile's improper conduct as an employee of Datascope. The Company believes it has meritorious counterclaims and meritorious defenses to Mr. Barile's claims and intends to defend and prosecute this action vigorously. Although Mr. Barile has yet to reply to the Company's counterclaims and no discovery has begun, the Court has notified the Company that it will be requiring that the parties engage in mediation in the near future.

     Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of Datascope Corp. was held on December 9, 2003 and the following matters were voted upon:

         1. To approve the election of Lawrence Saper, Arno Nash and Robert Klatell to serve as Class III members of the Datascope Corp. Board of Directors until the 2006 annual meeting of shareholders and until the election and qualification of their respective successors.


                L. Saper       For:      11,862,041      Withheld:    1,378,878
                A. Nash        For:      11,463,035      Withheld:    1,777,884
                R. Klatell     For:      11,955,890      Withheld:    1,285,029

            William L. Asmundson, George Heller, Alan Abramson and David Altschiller continued to serve as members of the Datascope Corp. Board of Directors after the annual meeting.

         2. Proposal to approve the Datascope Corp. 2004 Management Incentive Plan.

                               For:      10,395,450      Against:    776,130
                               Abstain:     446,295

     Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits
                 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. Reports on Form 8-K. During the quarter for which this report on form 10-Q is filed, the Registrant filed a Form 8-K dated October 28, 2003, pertaining to the Earnings Release of Datascope Corp. dated October 28, 2003.

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


                        DATASCOPE CORP.
                          Registrant



                        By:   /s/ Lawrence Saper
                             ------------------------------
                             Lawrence Saper
                             Chairman of the Board and Chief Executive Officer



                        By:  /s/ Murray Pitkowsky
                             ------------------------------
                             Murray Pitkowsky
                             Senior V.P., Chief Financial Officer and Treasurer



Dated: February 12, 2004