Form 10-K/A
period 2003-06-30
DATASCOPE CORP
filed 2004-05-17
CIK 27096

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K/A
                                AMENDMENT No. 1

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |X|

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                Yes |X|   No|_|

   The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2002 was approximately $309 million. As of September 12, 2003, there were 14,770,541 outstanding shares of the registrant's common stock.
                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated by reference in Items 10 through 13 of Part III of this Form 10-K/A.
===============================================================================

Purpose of Amendment
--------------------

This amendment is being filed to reflect the restatement of the Company's consolidated statements of cash flows, as discussed in Note 17 thereto, and other information related to such restatement. Except for Items 7, 8 and 9A of
Part II, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

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

                                     PART I


   This Report on Form 10-K/A contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K/A and include statements regarding our intent, belief or current expectations that relate to, among other things, trends affecting our financial condition or results of operations and our business and strategies. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Forward-looking statements speak only as of the date the statement is made. Readers are cautioned that these forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including competitive factors, changes in government regulation and our ability to introduce new products.
The accompanying information contained in this Report on Form 10-K/A, including, without limitation, the information set forth below under Item 1 regarding the description of our business and under Item 7 concerning "Management's
Discussion and Analysis of Financial Condition and Results of Operations," identifies additional important factors that could cause these differences. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in this Report on Form 10-K/A will not be realized. All subsequent written and oral forward-looking statements attributable to us or persons acting for or on our behalf are expressly qualified in their entirety by this section.

Item 1. Business.

Summary

   Datascope Corp. is a diversified medical device company that manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. Operating data for each segment for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements. Our products are distributed worldwide by direct sales employees and independent distributors. Originally organized as a New York corporation in 1964, we reincorporated in Delaware in 1989.

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

   On July 21, 1999, we initiated patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. in the United States District Court, District of Minnesota. In that litigation our complaint alleged that the manufacture, use and/or sale of Vascular Solutions' Duett device infringed our United States Patent No. 5,725,498. At the end of November 2002, the parties settled the matter. Pursuant to the settlement, Vascular Solutions paid us $3.75 million and we granted Vascular Solutions a limited, non-exclusive patent license.

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

Item 4A. Executive Officers of the Company.

   The following table sets forth the names, ages, positions and offices of our executive officers:

Name                                      Age                 Positions and Offices Presently Held
  ----                                    ---                 ------------------------------------
Lawrence Saper......................       76      Chairman of the Board and Chief Executive Officer
Murray Pitkowsky....................       72      Senior Vice President, Chief Financial Officer and Treasurer
Fred Adelman........................       51      Vice President, Chief Accounting Officer and Corporate Controller
Nicholas E. Barker..................       46      Vice President, Design
James L. Cooper.....................       53      Vice President, Human Resources
Thomas Dugan........................       47      Vice President; President, InterVascular, Inc.
Henry Scaramelli....................       51      Vice President, Corporate Controller-Operations
S. Arieh Zak........................       43      Vice President, Regulatory Affairs and Corporate Counsel

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   As discussed in Note 17 to the Notes to the Consolidated Financial Statements, "Restatement of Cash Flow Statements," the consolidated statements of cash flows for the years ended June 30, 2003, 2002 and 2001 have been restated to change the classification of payments for purchased technology, capitalized software and other individually insignificant items. Such restatement does not change our income statement or balance sheet and, accordingly, has had no effect on previously reported net income, earnings per share or net worth. Amounts affected by this restatement included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" have been appropriately revised.

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

Gain on Legal Settlement

   In July 1999, we instituted patent infringement litigation relating to a vascular sealing method against Vascular Solutions, Inc. in the United States District Court, District of Minnesota. In that litigation our complaint alleged that the manufacture, use and/or sale of Vascular Solutions' Duett device infringed our United States Patent No. 5,725,498. In November 2002, the parties settled the matter. Pursuant to the settlement, Vascular Solutions paid us $3.75 million and we granted Vascular Solutions a limited, non-exclusive patent license. In the second quarter of fiscal 2003, we recorded a pretax gain on the settlement, net of related legal expenses, of $3.0 million, or $1.9 million after tax, equivalent to $0.13 per diluted share.

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

Restructuring Charges

   In the first and second quarters of fiscal 2002, we recorded restructuring charges totaling $l1.5 million. The restructuring programs were committed to and approved by management and the Board of Directors during such quarters and the charges were recorded under the guidelines of the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." For example, for the involuntary termination benefits, the charge was recorded after all four of the conditions discussed in EITF Issue No. 94-3 existed.

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

   In fiscal 2003, cash provided by operations was $39.8 million compared to $24.0 million last year. The increase is primarily attributable to the higher net earnings, higher depreciation and amortization and a decrease in accounts receivable.

   Net cash used in investing activities was $30.4 million, attributable to purchases of investments of $54.1 million, capitalized software of $4.8 million, purchased technology and licenses of $2.1 million, equity investments of $0.4 million and the purchase of $4.6 million of property, plant and equipment, offset by $35.7 million for maturities of investments. Net cash used in financing activities was $3.2 million, due to $3.0 million dividends paid and stock repurchases of $0.9 million, offset by stock option activity of $0.7 million.

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

   In fiscal 2002, cash provided by operations was $24.0 million, primarily attributable to net earnings and depreciation and amortization, partially offset by increased other assets and a decrease in accounts payable. Net cash used in investing activities was $12.1 million, primarily attributable to the purchase of $6.0 million of property, plant and equipment, investments of $68.0 million, capitalized software of $4.8 million, equity investments of $1.6 million, purchased technology and licenses of $0.3 million, partially offset by $68.5 million for maturities of investments. Net cash used in financing activities was $11.1 million, attributable to stock repurchases of $9.4 million and $3.0 million dividends paid, partially offset by $1.3 million cash received from exercise of stock options.

   We purchased about 233,000 of our common shares for approximately $9.4 million during fiscal year 2002.

   In fiscal 2001, cash provided by operations was $15.6 million, primarily attributable to net earnings and depreciation and amortization, partially offset by increased inventories and accounts receivable. Net cash provided by investing activities was $6.4 million, primarily attributable to maturities of marketable securities of $68.3 million, partially offset by purchases of marketable securities of $49.8 million, the purchase of $10.7 million of property, plant and equipment and capitalized software of $2.6 million. Net cash used in financing activities was $19.8 million, attributable to stock repurchases of $21.8 million and $2.1 million dividends paid, partially offset by $4.0 million cash received from exercise of stock options.

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

Critical Accounting Policies and Estimates

   As discussed in Note 1 to the Consolidated Financial Statements, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Management regularly evaluates its estimates and assumptions on an on-going basis and adjusts as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management believes that the following are its critical accounting policies and estimates:

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

   o Inventory Valuation

      We value our inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventory reserves are recorded to report inventory at its estimated fair market value.
      A reserve is recorded for inventory specifically identified as slow-moving or obsolete. In addition, a reserve is recorded based upon our historical experience with inventory becoming obsolete due to age, changes in technology and other factors.

   o Goodwill Valuation

      Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to the impairment rules of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," which we adopted in the first quarter of fiscal 2002. Goodwill is tested for impairment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment may exist. We determine the fair value of our reporting units using estimates of projected cash flows.

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

   See Financial Statements following Item 15 of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable.

Item 9A. Controls and Procedures.

   Subsequent to the issuance of its consolidated financial statements for the year ended June 30, 2003, the Company determined that cash flows associated with payments for purchased technology, capitalized software and other individually insignificant items should have been classified as investing activities rather than as operating activities in its statements of cash flows. Once the Company identified the situation, it notified its independent auditors, outside counsel and audit committee. The change in classification was attributable to inadvertent human error, which the Company does not believe is indicative of a material weakness in our internal controls. The Company is in the process of implementing additional control procedures to address this matter for future filings.

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

---------------
(1) See Note 8 to the Consolidated Financial Statements for a description of our stock option plans and the compensation plan for non-employee directors.
(2) Includes grants of options to consultants to purchase up to 86,700 shares of our Common Stock. These options have terms ranging from 5 to 10 years, with exercise prices ranging from $18.25 to $39.45. Some of these options vest over time or upon the occurrence of specified events.
(3) Represents shares of common stock reserved for future issuance under the compensation plan for non-employee directors.

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

---------------
*Filed herewith.
    (b) Reports on Form 8-K.
    During the last quarter for which this report on Form 10-K/A is filed, we filed a Form 8-K dated April 25, 2003 reporting under Item 9 of our issuance of the Earnings Release of Datascope Corp. dated April 24, 2003.
    (c) Exhibits.
    See Item 15(a)(3) above.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DATASCOPE CORP.

Date: May 17, 2004                         By: /s/ LAWRENCE SAPER
                                               -------------------------------
                                           Name:         Lawrence Saper
                                           Title:     Chairman of the Board
                                                   and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                           Title                                 Date
                 ---------                                           -----                                 ----
            /s/ LAWRENCE SAPER                Chairman of the Board and Chief Executive Officer         May 17, 2004
  ----------------------------------------    (Principal Executive Officer)
               Lawrence Saper


           /s/ MURRAY PITKOWSKY               Senior V.P., Chief Financial Officer and Treasurer        May 17, 2004
  ----------------------------------------    (Principal Financial Officer)
              Murray Pitkowsky


             /s/ FRED ADELMAN                 V.P., Chief Accounting Officer and Corporate Controller   May 17, 2004
  ----------------------------------------    (Principal Accounting Officer)
                Fred Adelman


                                              Director
  ----------------------------------------
               Alan Abramson


                                              Director
  ----------------------------------------
             David Altschiller


           /s/ WILLIAM ASMUNDSON              Director                                                  May 17, 2004
  ----------------------------------------
             William Asmundson


             /s/ GEORGE HELLER                Director                                                  May 17, 2004
  ----------------------------------------
               George Heller


             /s/ ROBERT KLATELL               Director                                                  May 17, 2004
  ----------------------------------------
               Robert Klatell


                                              Director
  ----------------------------------------
                 Arno Nash

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15
(a) (2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2001.

As discussed in Note 17 to the consolidated financial statements, the accompanying 2003, 2002 and 2001 consolidated statements of cash flows have been restated.


/s/ Deloitte & Touche LLP
-------------------------------
Parsippany, New Jersey
July 25, 2003
(May 17, 2004 as to the effects of the restatement discussed in Note 17)

                        DATASCOPE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                 June 30,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
                          ASSETS
Current Assets:
  Cash and cash equivalents.............................    $ 10,572   $  5,548
  Short-term investments................................      27,878     15,817
  Accounts receivable less allowance for doubtful
    accounts of $2,020 and $1,159 ......................      73,924     79,400
  Inventories, net......................................      49,409     51,930
  Prepaid expenses and other current assets.............       9,727     10,216
  Current deferred income taxes.........................       6,006      4,658
                                                            --------   --------
   Total Current Assets.................................     177,516    167,569
Property, Plant and Equipment, net .....................      89,607     89,897
Long-term Investments ..................................      36,827     30,525
Other Assets ...........................................      34,882     28,031
                                                            --------   --------
                                                            $338,832   $316,022
                                                            ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................    $ 13,137   $ 15,258
  Accrued expenses......................................      14,064     16,393
  Accrued compensation..................................      14,579     13,218
  Deferred revenue......................................       4,362      4,459
                                                            --------   --------
    Total Current Liabilities ..........................      46,142     49,328
Other Liabilities ......................................      21,015     15,716
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
   Authorized 5 million shares; Issued, none............          --         --
  Common stock, par value $.01 per share:
   Authorized, 45 million shares; Issued, 17,750 and
   17,724 shares........................................         178        177
  Additional paid-in capital............................      73,319     72,542
  Treasury stock at cost, 2,981 and 2,946 shares........     (87,423)   (86,484)
  Retained earnings.....................................     292,912    272,570
  Accumulated other comprehensive loss (cumulative
    translation adjustments of ($4,435) and ($7,827)
    and minimum pension liability adjustments of
    ($2,876) and $0) ...................................      (7,311)    (7,827)
                                                            --------   --------
    Total Stockholders' Equity .........................     271,675    250,978
                                                            --------   --------
                                                            $338,832   $316,022
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
                                                                           ========    ========   ========



                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Shares and dollars in thousands)



                                              Common Stock                 Treasury Stock                 Accumulated
                                              -------------- Additional  -----------------                   Other
                                                        Par    Paid-in                        Retained   Comprehensive
                                             Shares    Value   Capital   Shares     Cost      Earnings        Loss
                                             ------    ----- ----------  ------   --------    --------   -------------
Balance, June 30, 2000 ...................   17,028    $170    $60,145   (2,149)  $(55,247)   $230,187      $ (7,969)
Net earnings .............................                                                      34,243
Foreign currency translation adjustments..                                                                    (2,463)
Total comprehensive income ...............
Stock option transactions ................      480       7     12,794              (8,788)
Tax benefit relating to exercise of stock
  options.................................                       4,995
Cancellation of treasury stock ...........               (2)    (8,786)              8,788
Treasury shares acquired under repurchase
  programs................................                                 (564)   (21,791)
Cash dividends on common stock ...........                                                      (2,805)
                                             ------    ----    -------   ------   --------    --------      --------
Balance, June 30, 2001 ...................   17,508     175     69,148   (2,713)   (77,038)    261,625       (10,432)
Net earnings .............................                                                      13,901
Foreign currency translation adjustments..                                                                     2,605
Total comprehensive income ...............
Stock option transactions ................      216       3      7,833              (6,534)
Tax benefit relating to exercise of stock
  options.................................                       2,094
Cancellation of treasury stock ...........               (1)    (6,533)              6,534
Treasury shares acquired under repurchase
  programs................................                                 (233)    (9,446)
Cash dividends on common stock ...........                                                      (2,956)
                                             ------    ----    -------   ------   --------    --------      --------
Balance, June 30, 2002 ...................   17,724     177     72,542   (2,946)   (86,484)    272,570        (7,827)
Net earnings .............................                                                      23,299
Minimum pension liability adjustments,
  net of tax of $1,988....................                                                                    (2,876)
Foreign currency translation adjustments..                                                                     3,392
Total comprehensive income ...............
Stock option transactions ................       26       1        885                (179)
Tax benefit relating to exercise of stock
  options.................................                          71
Cancellation of treasury stock ...........                        (179)                179
Treasury shares acquired under repurchase
  programs................................                                  (35)      (939)
Cash dividends on common stock ...........                                                      (2,957)
                                             ------    ----    -------   ------   --------    --------      --------
Balance, June 30, 2003 ...................   17,750    $178    $73,319   (2,981)  $(87,423)   $292,912      $ (7,311)
                                             ======    ====    =======   ======   ========    ========      ========


                                               Total
                                             --------
Balance, June 30, 2000 ...................   $227,286
Net earnings .............................     34,243
Foreign currency translation adjustments..     (2,463)
                                             --------
Total comprehensive income ...............     31,780
                                             --------
Stock option transactions ................      4,013
Tax benefit relating to exercise of stock
  options.................................      4,995
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................    (21,791)
Cash dividends on common stock ...........     (2,805)
                                             --------
Balance, June 30, 2001 ...................    243,478
Net earnings .............................     13,901
Foreign currency translation adjustments..      2,605
                                             --------
Total comprehensive income ...............     16,506
                                             --------
Stock option transactions ................      1,302
Tax benefit relating to exercise of stock
  options.................................      2,094
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................     (9,446)
Cash dividends on common stock ...........     (2,956)
                                             --------
Balance, June 30, 2002 ...................    250,978
Net earnings .............................     23,299
Minimum pension liability adjustments,
  net of tax of $1,988....................     (2,876)
Foreign currency translation adjustments..      3,392
                                             --------
Total comprehensive income ...............     23,815
                                             --------
Stock option transactions ................        707
Tax benefit relating to exercise of stock
  options.................................         71
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................       (939)
Cash dividends on common stock ...........     (2,957)
                                             --------
Balance, June 30, 2003 ...................   $271,675
                                             ========




                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                                 Year Ended June 30,
                                                                                           -------------------------------
                                                                                             2003        2002       2001
                                                                                           --------    --------   --------
                                                                                             (As restated, see note 17)
Operating Activities:
Net Earnings...........................................................................    $ 23,299    $ 13,901   $ 34,243
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation.......................................................................      14,219      13,296     12,409
    Amortization.......................................................................       2,189         945      1,573
    Provision for supplemental pension.................................................         733         501        514
    Provision for losses on accounts receivable........................................       1,118          91         34
    Write-down of facility in Vaals, The Netherlands...................................          --       1,807         --
    Write-off of investments in AMG and QualiMed.......................................          --       3,247         --
    Gain on sale of Oakland facility...................................................          --          --       (593)
    Deferred income tax (benefit)......................................................        (479)       (130)     3,240
    Tax benefit relating to stock options exercised....................................          71       2,094      4,995
Changes in assets and liabilities
    Accounts receivable................................................................       7,132      (2,057)    (8,112)
    Inventories........................................................................      (3,623)     (2,110)   (25,041)
    Other assets.......................................................................         294      (3,237)    (6,257)
    Accounts payable...................................................................      (2,376)     (3,981)     4,409
    Income taxes payable...............................................................          --          --     (2,630)
    Accrued and other liabilities......................................................      (2,806)       (412)    (3,222)
                                                                                           --------    --------   --------
Net cash provided by operating activities..............................................      39,771      23,955     15,562
                                                                                           --------    --------   --------

Investing Activities:
     Purchases of property, plant and equipment.......................................      (4,644)     (6,001)   (10,708)
     Proceeds from sale of Oakland facility...........................................          --          --      1,112
     Purchases of investments.........................................................     (54,100)    (68,042)   (49,775)
     Maturities of investments........................................................      35,737      68,503     68,304
     Capitalized software.............................................................      (4,806)     (4,768)    (2,562)
     Purchased technology and licenses................................................      (2,133)       (266)       (20)
     Equity investments...............................................................        (450)     (1,554)        --
                                                                                          --------    --------   --------
Net cash (used in) provided by investing activities...................................     (30,396)    (12,128)     6,351
                                                                                          --------    --------   --------

Financing Activities:
     Treasury shares acquired under repurchase programs...............................        (939)     (9,446)   (21,791)
     Exercise of stock options........................................................         707       1,302      4,013
     Cash dividends paid..............................................................      (2,957)     (2,956)    (2,066)
                                                                                           --------    --------   --------
     Net cash used in financing activities............................................      (3,189)    (11,100)   (19,844)
                                                                                           --------    --------   --------

     Effect of exchange rates on cash.................................................      (1,162)       (724)       338
                                                                                           --------    --------   --------

Increase in cash and cash equivalents..................................................       5,024           3      2,407
Cash and cash equivalents, beginning of year...........................................       5,548       5,545      3,138
                                                                                           --------    --------   --------

Cash and cash equivalents, end of year.................................................    $ 10,572    $  5,548   $  5,545
                                                                                           ========    ========   ========

Supplemental Cash Flow Information
Cash paid during the year for:
  Interest.............................................................................    $      1    $    137   $     51
                                                                                           --------    --------   --------
  Income taxes.........................................................................    $ 13,819    $  7,546   $ 12,334
                                                                                           --------    --------   --------

Non-cash investing and financing activities:
  Net transfers of inventory to fixed assets
    for use as demonstration equipment.................................................    $  8,566    $  8,024   $  7,836
                                                                                           --------    --------   --------


                 See notes to consolidated financial statements

                       DATASCOPE CORP. AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company"--which may be referred to as our, us or we). All significant intercompany balances and transactions have been eliminated.

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

 Earnings Per Share

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," we report basic earnings per share, which is based upon weighted average common shares outstanding, and diluted earnings per share, which includes the dilutive effect of stock options outstanding.

                        DATASCOPE CORP. AND SUBSIDIARIES.

                  (Dollars in thousands, except per share data)


1. Summary of Significant Accounting Policies--(Continued)


 Stock-Based Compensation

   We adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997 and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," in January 2003. We continue to account for our employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   In accordance with SFAS No. 123, and as amended by SFAS No. 148, the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to our stock option plans, pro forma net earnings and earnings per share would have been reported as the following pro forma amounts:

                                                                                  Year Ended June 30,
                                                                             ----------------------------
                                                                               2003      2002       2001
                                                                             -------    -------   -------
      Net earnings--as reported ..........................................   $23,299    $13,901   $34,243
      Add: Total stock based employee compensation expense included in
       determination of net income as reported............................        --         --        --
      Deduct: Total stock-based employee
       compensation expense determined under fair
       value based method for all awards, net of
       related tax effects ...............................................    (3,475)    (6,563)   (3,103)
                                                                             -------    -------   -------
      Net earnings--pro forma ............................................   $19,824    $ 7,338   $31,140
                                                                             =======    =======   =======
      Earnings per share:
       Basic--as reported ................................................   $  1.58    $  0.94   $  2.30
                                                                             =======    =======   =======
       Basic--pro forma ..................................................   $  1.34    $  0.50   $  2.09
                                                                             =======    =======   =======
       Diluted--as reported ..............................................   $  1.57    $  0.92   $  2.20
                                                                             =======    =======   =======
       Diluted--pro forma ................................................   $  1.33    $  0.49   $  2.00
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
      Expected life ......................................................   5.2 Years    5.2 Years   5.5 Years


 Impairment of Long Lived Assets

   The recoverability of certain long-lived assets is evaluated by an analysis of undiscounted cash flows expected to result from the use and eventual disposition of an asset or group of assets compared to its carrying value, and consideration of other significant events or changes in the business environment. If we believe an impairment exists, the carrying amount of these assets is reduced to fair value as defined in

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


1. Summary of Significant Accounting Policies--(Continued)

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

 Other Assets

   a. Goodwill--Goodwill represents the excess of cost over the fair value of net assets acquired. Until June 30, 2001, goodwill was amortized using the straight-line method over periods not exceeding 20 years.

      Effective July 1, 2001, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." The Company discontinued amortizing goodwill, which would have amounted to $716 pre tax, equivalent to $0.03 per share after tax, in fiscal 2002. Under the provisions of SFAS No. 142, we perform an annual impairment test on the carrying value of goodwill. There was no impairment of goodwill based on appropriate testing and analysis.

   b. Capitalized Software Development--In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and included in Other Assets. Software development costs are amortized using the straight-line method over the remaining estimated economic life of the product, not to exceed 5 years.

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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


1. Summary of Significant Accounting Policies--(Continued)


 Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. This statement was adopted in fiscal year 2003 and did not have a significant impact on our financial statements.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 establishes guidance on the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," or with exit (or restructuring) activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 nullifies Issue 94-3 in its entirety. SFAS No. 146 requires that a liability for all costs be recognized when the liability is incurred and establishes a fair value objective for initial measurement of the liability. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a significant impact on our financial statements.

   In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance on: (1) the identification of entities for which control is achieved through means other than through voting rights and (2) how to determine when and which business enterprise should consolidate such entities. In addition, FIN 46 requires that any enterprises with a significant variable interest in these types of entities make additional disclosures in all financial statements initially issued after January 31, 2003. The adoption of this Interpretation did not have any impact on our financial statements.

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is primarily effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant impact on the Company's financial statements.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a significant impact on the Company's financial statements.

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

3. Inventories, Net

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

   In the first quarter of fiscal 2002, we adopted SFAS No. 142, and discontinued amortizing goodwill. The following table presents our earnings and earnings per share on a pro forma basis as though goodwill amortization had not been recorded in the prior years.


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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (Dollars in thousands, except per share data)


6. Taxes on Income--(Continued)


   Deferred taxes arise because of differences in the timing of recognition between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items that we receive a tax deduction for, but have not yet been recorded in the consolidated statement of earnings).

   The tax effects of the major items recorded as deferred income tax assets and liabilities are:

                                                                                    June 30,
                                                                 -----------------------------------------------
                                                                         2003                      2002
                                                                 ---------------------     ---------------------
       Deferred Income Tax Assets
       Inventories                                                            $ 3,833                   $ 2,796
       Accounts receivable                                                        535                       254
       Warranty                                                                   412                       897
       Foreign and state tax credits                                              932                       937
       Unrealized foreign exchange losses                                         364                       547
       Supplemental pension                                                     5,215                     4,932
       Tax loss carryforwards                                                   1,546                     1,421
       Minimum pension liability                                                1,988                        --
       Other                                                                      688                       305
                                                                    ------------------         -----------------
         Total                                                               $ 15,513                  $ 12,089
                                                                    ------------------         -----------------

       Deferred Income Tax Liabilities
       Accelerated depreciation                                                 6,605                     5,514
       Deferred state income taxes                                                657                       916
                                                                    ------------------         -----------------
         Total                                                                  7,262                     6,430
                                                                    ------------------         -----------------

       Net deferred income tax assets                                           8,251                     5,659
       Less: Valuation allowance                                               (1,546)                   (1,421)
                                                                    ------------------         -----------------
       Net                                                                    $ 6,705                   $ 4,238
                                                                    ==================         =================


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


   Plan curtailment and related cost in fiscal 2002 relate to workforce reductions (See Note 13).

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


16. Related Party Transactions

   In fiscal 2002, Datascope made a preferred stock investment of $5.0 million in Masimo Corporation, a key supplier to the Patient Monitoring business. We purchased $7.8 million of product from Masimo Corporation during fiscal 2003, $5.2 million in fiscal 2002 and $4.1 million in fiscal 2001.

17. Restatement of Cash Flow Statements

   Subsequent to the issuance of its consolidated financial statements for the year ended June 30, 2003, the Company determined that cash flows associated with payments for purchased technology, capitalized software and other individually insignificant items should have been classified as investing activities rather than as operating activities in its consolidated statements of cash flows.

   As a result, cash flows provided by operating activities for the years ended June 30, 2003, 2002 and 2001 have been increased by $7.1 million, $5.0 million and $2.6 million, respectively, cash flows used for investing activities for the years ended June 30, 2003 and 2002 have been increased by $7.1 million and $5.0 million, respectively, and cash flows provided by investing activities for the year ended June 30, 2001 have been decreased by $2.6 million from the amounts previously reported. Such restatement does not change our statement of earnings or balance sheet and, accordingly, has had no effect on previously reported net income, earnings per share or net worth.

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