Form 10-Q/A
period 2003-09-30
DATASCOPE CORP
filed 2004-05-17
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                   FORM 10-Q/A
                                AMENDMENT NO. 1
(Mark One)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES    x       NO
                                                  -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     YES    x        NO
                                                     ------

Number of Shares of Company's Common Stock outstanding as of October 31, 2003:
14,771,146.

Purpose of Amendment

This amendment is being filed to reflect the restatement of the Company's condensed consolidated statements of cash flows, as discussed in Note 7 thereto, and other information related to such restatement. Except for Items 1, 2 and 4 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.


                                 Datascope Corp

                                Form 10-Q/A Index

                                                                                                  Page
Part I.  FINANCIAL INFORMATION
     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets at
                September 30, 2003 and June 30, 2003                                               1

                Condensed Consolidated Statements of Earnings                                      2

                Condensed Consolidated Statements of Cash Flows (As Restated)                      3

                Notes to Condensed Consolidated Financial Statements                             4-7

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                       8-13

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        14

     Item 4.    Controls and Procedures                                                           14

Part II. OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                  16

Signatures                                                                                        17

Exhibit 31.1.   Certification of Principal Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002                                     18

Exhibit 31.2.   Certification of Principal Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002                                     19

Exhibit 32.1.   Certification of Chief Executive Officer and Chief Financial Officer
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                         20

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                        Datascope Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                         Sept 30,        June 30,
                                                                                           2003            2003
                                                                                      ------------     -----------
       Assets                                                                                                  (a)
       Current Assets:
         Cash and cash equivalents                                                    $    14,193      $    10,572
         Short-term investments                                                            32,324           27,878
         Accounts receivable less allowance for
           doubtful accounts of $2,126 and $2,020                                          65,531           73,924
         Inventories                                                                       53,655           49,409
         Prepaid expenses and other current assets                                         11,702           15,733
                                                                                      -----------      -----------
             Total Current Assets                                                         177,405          177,516

       Property, Plant and Equipment, net of accumulated
          depreciation of $70,733 and $68,431                                              88,729           89,607
       Long-term Investments                                                               40,944           36,827
       Other Assets                                                                        36,285           34,882
                                                                                      -----------      -----------
                                                                                      $   343,363      $   338,832
                                                                                      ===========      ===========
       Liabilities and Stockholders' Equity
       Current Liabilities:
         Accounts payable                                                             $    14,287      $    13,137
         Accrued expenses                                                                  17,588           14,064
         Accrued compensation                                                              12,636           14,579
         Deferred revenue                                                                   3,865            4,362
         Taxes on income                                                                      612               --
                                                                                        ---------        ---------
             Total Current Liabilities                                                     48,988           46,142

       Other Liabilities                                                                   21,348           21,015
       Stockholders' Equity
         Preferred stock, par value $1.00 per share:
           Authorized 5 million shares; Issued, none                                           --               --
         Common stock, par value $.01 per share:
           Authorized, 45 million shares;
           Issued, 17,784 and 17,750 shares                                                   178              178
         Additional paid-in capital                                                        74,172           73,319
         Treasury stock at cost, 3,013 and 2,981 shares                                   (88,477)         (87,423)
         Retained earnings                                                                294,156          292,912
         Accumulated other comprehensive loss:
           Cumulative translation adjustments                                              (4,126)          (4,435)
           Minimum pension liability adjustments                                           (2,876)          (2,876)
                                                                                      -----------      -----------
             Total Stockholders' Equity                                                   273,027          271,675
                                                                                      -----------      -----------
                                                                                      $   343,363      $   338,832
                                                                                      ===========      ===========

(a) Derived from consolidated audited financial statements

                 See notes to condensed consolidated financial statements

                        Datascope Corp. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)


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
                                            ============        ===========

            See notes to condensed consolidated financial statements

                        Datascope Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                    2003                 2002
                                                                               ----------------     ----------------
                                                                                   ( As restated, see note 7 )
Operating Activities:
     Net cash provided by operating activities                                        $ 15,951             $ 10,078
                                                                               ----------------     ----------------

Investing Activities:
     Capital expenditures                                                                 (775)              (1,641)
     Purchases of investments                                                          (19,367)             (11,572)
     Maturities of investments                                                          10,804                6,962
     Capitalized software                                                               (1,834)                (834)
     Purchased technology and licenses                                                      --                  (66)
                                                                               ----------------     ----------------
     Net cash used in investing activities                                             (11,172)              (7,151)
                                                                               ----------------     ----------------

Financing Activities:
     Treasury shares acquired under repurchase programs                                 (1,054)                (182)
     Exercise of stock options and other                                                   721                  105
     Cash dividends paid                                                                  (739)                (740)
                                                                               ----------------     ----------------
     Net cash used in financing activities                                              (1,072)                (817)
                                                                               ----------------     ----------------

     Effect of exchange rates on cash                                                      (86)                  77
                                                                               ----------------     ----------------

Increase in cash and cash equivalents                                                    3,621                2,187
Cash and cash equivalents, beginning of period                                          10,572                5,548
                                                                               ----------------     ----------------

Cash and cash equivalents, end of period                                              $ 14,193             $  7,735
                                                                               ================     ================

Supplemental Cash Flow Information
     Cash refunded during the period for:
       Income taxes, net                                                               ($2,874)               ($654)
                                                                               ----------------     ----------------

     Non-cash investing and financing activities:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                           $  2,231             $  1,860
                                                                               ----------------     ----------------


            See notes to condensed consolidated financial statements

                        Datascope Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company" - which may be referred to as "our", "us" or "we"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year.

Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and Notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003.

Stock-Based Compensation

We continue to account for our employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this opinion, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, the fair value of option grants is estimated on the date of grant using an option-pricing model. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation.

                                                                      Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                      2003           2002
                                                                  ----------      ----------
         Net earnings - as reported                               $    4,200       $  3,693
         Add: Total stock based employee compensation
         expense included in determination of net income
         as reported                                                     ---            ---
         Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                     (854)          (879)
                                                                  ----------       ---------
         Net earnings - pro forma                                 $    3,346       $   2,814
                                                                  ==========       =========
         Earnings per share:
               Basic - as reported                                $     0.28       $    0.25
                                                                  ==========       =========
               Basic - pro forma                                  $     0.23       $    0.19
                                                                  ==========       =========
               Diluted - as reported                              $     0.28       $    0.25
                                                                  ==========       =========
               Diluted - pro forma                                $     0.22       $    0.19
                                                                  ==========       =========

                        Datascope Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

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
           Expected life                      5.2 Years            5.2 Years

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is primarily effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characterisics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31,2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's financial statements.

2.  Inventories, Net

Inventories, net are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

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
                                               ===========       ==========

                        Datascope Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
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
                                                                 ==========

4.  Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share", we disclose both Basic and Diluted Earnings Per Share. The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share is as follows:


---------------------------------      ---------------------------------------      --------------------------------------
For Three Months Ended                           September 30, 2003                           September 30, 2002
---------------------------------      ---------------------------------------      --------------------------------------
                                          Net                      Per Share           Net                      Per Share
Basic EPS                               Earnings       Shares        Amount          Earnings       Shares        Amount
---------                             -----------   -----------   -----------      -----------   -----------   -----------
Earnings available to
   common shareholders                 $    4,200        14,770    $     0.28       $    3,693        14,778    $     0.25

Diluted EPS
Options issued to employees                    --           234            --               --            81            --
                                       ----------    ----------    ----------       ----------    ----------    ----------

Earnings available to
   common shareholders                 $    4,200        15,004    $     0.28       $    3,693        14,859    $     0.25
                                       ==========    ==========    ==========       ==========    ==========    ==========

5.  Comprehensive Income

In accordance with SFAS No. 130, "Reporting Comprehensive Income", we disclose comprehensive income and its components. For the three month periods ended September 30, 2003 and 2002 our comprehensive income was as follows:

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
                                                    ==========      ==========

                        Datascope Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

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

7.  Restatement of Cash Flow Statements

Subsequent to the issuance of its condensed consolidated financial statements for the three months ended September 30, 2003, the Company determined that cash flows associated with payments for purchased technology, capitalized software and other individually insignificant items should have been classified as investing activities rather than as operating activities in its condensed consolidated statements of cash flows.

As a result, cash flows provided by operating activities for the three months ended September 30, 2003 and 2002 have been increased by $1.9 million and $0.9 million, respectively, and cash flows used for investing activities for the three months ended September 30, 2003 and 2002 have been increased by $1.9 million and $0.9 million, respectively, from the amounts previously reported. Such restatement does not change our statement of earnings or balance sheet and, accordingly, has had no effect on previously reported net income, earnings per share or net worth.

                        Datascope Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 7 to the Notes to the Condensed Consolidated Financial Statements, "Restatement of Cash Flow Statements," the condensed consolidated statements of cash flows for the three months ended September 30, 2003 and 2002 have been restated to change the classification of payments for purchased technology, capitalized software and other individually insignificant items. Such restatement does not change our income statement or balance sheet and, accordingly, has had no effect on previously reported net income, earnings per share or net worth. Amounts affected by this restatement included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" have been appropriately revised.

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

         In the first quarter of fiscal 2004, cash provided by operating activities was $16.0 million compared to $10.1 million in the comparable period last year. The increase is primarily attributable to the higher earnings, higher depreciation and amortization and an increase in accrued expenses and other liabilities.

         Net cash used in investing activities was $11.2 million attributable to purchases of investments of $19.4 million, capitalized software of $1.8 million and the purchase of $0.8 million of property, plant and equipment, offset by $10.8 million for maturities of investments. Net cash used in financing activities was $1.1 million due to $0.7 million dividends paid and stock repurchases of $1.1 million (about 32,000 shares), offset by stock option activity of $0.7 million.

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

     Critical Accounting Policies and Estimates

         As discussed in Note 1 to the Condensed Consolidated Financial Statements, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Management regularly evaluates its estimates and assumptions on an on-going basis and adjusts as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Management believes that the following are its critical accounting policies and estimates:

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

Item 4.  Controls and Procedures

     Subsequent to the issuance of its condensed consolidated financial statements for the three months ended September 30, 2003, the Company determined that cash flows associated with payments for purchased technology, capitalized software and other individually insignificant items should have been classified as investing activities rather than as operating activities in its condensed consolidated statements of cash flows. Once the Company identified the situation, it notified its independent auditors, outside counsel and audit committee. The change in classification was attributable to inadvertent human error, which the Company does not believe is indicative of a material weakness in our internal controls. The Company is in the process of implementing additional control procedures to address this matter for future filings.

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

         a.   Exhibits

                  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. Reports on Form 8-K. During the quarter for which this report on form 10-Q/A is filed, the Registrant filed a Form 8-K dated July 31, 2003, pertaining to the Earnings Release of Datascope Corp. dated July 30, 2003.

Form 10-Q/A



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



Dated: May 17, 2004