Form 10-Q/A
period 2003-12-31
DATASCOPE CORP
filed 2004-05-17
CIK 27096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

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

                                 Datascope Corp.

                                Form 10-Q/A Index


Part I.  FINANCIAL INFORMATION                                                            Page

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets at
                 December 31, 2003 and June 30, 2003                                         1

                 Condensed Consolidated Statements of Earnings                               2

                 Condensed Consolidated Statements of Cash Flows (As Restated)               3

                 Notes to Condensed Consolidated Financial Statements                      4-7

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                8-13

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk                 14

     Item 4.     Controls and Procedures                                                    14

Part II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                                          15

     Item 4.     Submission of Matters to a Vote of Security Holders                        16

     Item 6.     Exhibits and Reports on Form 8-K                                           16

Signatures                                                                                  17

Exhibit 31.1.    Certification of Principal Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002                              18

Exhibit 31.2.    Certification of Principal Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002                              19

Exhibit 32.1.    Certification of Chief Executive Officer and Chief Financial Officer
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                  20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Datascope Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Dec 31,        June 30,
                                                                   2003            2003
                                                              ------------     -----------
       Assets                                                                          (a)
       Current Assets:
         Cash and cash equivalents                            $   12,458       $   10,572
         Short-term investments                                   36,453           27,878
         Accounts receivable less allowance for
           doubtful accounts of $2,294 and $2,020                 71,503           73,924
         Inventories                                              54,410           49,409
         Prepaid expenses and other current assets                16,229           15,733
                                                              ----------       ----------
             Total Current Assets                                191,053          177,516

       Property, Plant and Equipment, net of accumulated
          depreciation of $72,692 and $68,431                     88,485           89,607
       Long-term Investments                                      34,402           36,827
       Other Assets                                               37,220           34,882
                                                              ----------       ----------
                                                              $  351,160       $  338,832
                                                              ==========       ==========

       Liabilities and Stockholders' Equity
       Current Liabilities:
         Accounts payable                                     $   15,475       $   13,137
         Accrued expenses                                         16,819           14,064
         Accrued compensation                                     14,183           14,579
         Deferred revenue                                          3,722            4,362
                                                               ---------        ---------
             Total Current Liabilities                            50,199           46,142

       Other Liabilities                                          21,480           21,015
       Stockholders' Equity
         Preferred stock, par value $1.00 per share:
           Authorized 5 million shares; Issued, none                  --               --
         Common stock, par value $.01 per share:
           Authorized, 45 million shares;
           Issued, 17,893 and 17,750 shares                          179              178
         Additional paid-in capital                               77,221           73,319
         Treasury stock at cost, 3,105 and 2,981 shares          (91,726)         (87,423)
         Retained earnings                                       299,034          292,912
         Accumulated other comprehensive loss:
           Cumulative translation adjustments                     (2,351)          (4,435)
           Minimum pension liability adjustments                  (2,876)          (2,876)
                                                              ----------       ----------
             Total Stockholders' Equity                          279,481          271,675
                                                              ----------       ----------
                                                              $  351,160       $  338,832
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
                                       ============    ===========      ==========    ===========

            See notes to condensed consolidated financial statements

                        Datascope Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                         December 31,
                                                                              ------------------------------------
                                                                                   2003                 2002
                                                                              ----------------     ---------------
                                                                                  ( As restated, see note 7 )
Operating Activities:
     Net cash provided by operating activities                                        $19,482             $20,978
                                                                              ----------------     ---------------

Investing Activities:
     Capital expenditures                                                              (2,017)             (3,029)
     Purchases of investments                                                         (38,223)            (28,811)
     Maturities of investments                                                         32,073              23,953
     Capitalized software                                                              (3,104)             (1,738)
     Purchased technology and licenses                                                   (800)               (133)
                                                                              ----------------     ---------------
     Net cash used in investing activities                                            (12,071)             (9,758)
                                                                              ----------------     ---------------

Financing Activities:
     Treasury shares acquired under repurchase programs                                (4,303)               (486)
     Exercise of stock options and other                                                3,451                 115
     Cash dividends paid                                                               (3,697)             (1,479)
                                                                              ----------------     ---------------
     Net cash used in financing activities                                             (4,549)             (1,850)
                                                                              ----------------     ---------------

     Effect of exchange rates on cash                                                    (976)               (605)
                                                                              ----------------     ---------------

Increase in cash and cash equivalents                                                   1,886               8,765
Cash and cash equivalents, beginning of period                                         10,572               5,548
                                                                              ----------------     ---------------

Cash and cash equivalents, end of period                                              $12,458             $14,313
                                                                              ================     ===============

Supplemental Cash Flow Information
     Cash paid during the period for:
       Income taxes, net                                                              $ 2,067             $ 2,298
                                                                              ----------------     ---------------

     Non-cash investing and financing activities:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                           $ 3,664             $ 3,386
                                                                              ----------------     ---------------

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


                                                           Six Months Ended              Three Months Ended
                                                             December 31,                   December 31,
                                                      ---------------------------     -----------------------
                                                         2003           2002             2003          2002
                                                      ------------   ------------     -----------   ----------
Net earnings - as reported                            $     9,819    $    10,675      $    5,619    $   6,982
Add: Total stock based employee compensation
expense included in determination of
net income as reported                                         --             --              --           --
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                 (1,646)        (1,675)           (797)        (802)
                                                      -----------    -----------      ----------    ---------
Net earnings - pro forma                              $     8,173    $     9,000      $    4,822    $   6,180
                                                      ===========    ===========      ==========    =========
Earnings per share:
      Basic - as reported                             $      0.66    $      0.72      $     0.38    $    0.47
                                                      ===========    ===========      ==========    =========
      Basic - pro forma                               $      0.55    $      0.61      $     0.33    $    0.42
                                                      ===========    ===========      ==========    =========
      Diluted - as reported                           $      0.65    $      0.72      $     0.37    $    0.47
                                                      ===========    ===========      ==========    =========
      Diluted - pro forma                             $      0.54    $      0.61      $     0.32    $    0.42
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
         Expected life                     5.2 Years         5.2 Years

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106," ("SFAS No. 132 (revised)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. Based on these effective dates, we will provide the additional interim disclosures beginning with our third quarter ending March 31, 2004 and the annual disclosures beginning with our fiscal year ending June 30, 2004.

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
                                                                    ===========

4.  Earnings Per Share

The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share for the three and six months ended December 31, 2003 and 2002 is as follows:

-------------------------------------    ------------------------------------------       ----------------------------------------
For Six Months Ended                                  December 31, 2003                                December 31, 2002
-------------------------------------    ------------------------------------------       ----------------------------------------
                                             Net                        Per Share             Net                       Per Share
Basic EPS                                  Earnings        Shares         Amount            Earnings        Shares        Amount
---------                                ------------   ------------   ------------       ------------   ------------   ----------

Earnings available to
   common shareholders                   $      9,819         14,775          $0.66            $10,675         14,782        $0.72

Diluted EPS
-----------
Options issued to employees                        --            307           0.01                 --             72           --
                                         ------------   ------------   ------------       ------------   ------------   ----------
Earnings available to
   common shareholders                   $      9,819         15,082   $       0.65       $     10,675         14,854        $0.72
                                         ============   ============   ============       ============   ============   ==========

-------------------------------------    ------------------------------------------       -----------------------------------------
For Three Months Ended                                December 31, 2003                                  December 31, 2002
-------------------------------------    ------------------------------------------       -----------------------------------------
                                             Net                        Per Share             Net                       Per Share
Basic EPS                                  Earnings        Shares         Amount            Earnings        Shares        Amount
---------                                ------------   ------------   ------------       ------------   ------------   -----------
Earnings available to
   common shareholders                         $5,619         14,780          $0.38             $6,982         14,778        $0.47

Diluted EPS
-----------
Options issued to employees                        --            372           0.01                 --             63           --
                                         ------------   ------------   ------------       ------------   ------------   -----------
Earnings available to
   common shareholders                         $5,619         15,152          $0.37             $6,982         14,841        $0.47
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

7.  Restatement of Cash Flow Statements

Subsequent to the issuance of its condensed consolidated financial statements for the six months ended December 31, 2003, the Company determined that cash flows associated with payments for purchased technology, capitalized software and other individually insignificant items should have been classified as investing activities rather than as operating activities in its condensed consolidated statements of cash flows.

As a result, cash flows provided by operating activities for the six months ended December 31, 2003 and 2002 have been increased by $3.9 million and $1.9 million, respectively, and cash flows used for investing activities for the six months ended December 31, 2003 and 2002 have been increased by $3.9 million and $1.9 million, respectively, from the amounts previously reported. Such restatement does not change our statement of earnings or balance sheet and, accordingly, has had no effect on previously reported net income, earnings per share or net worth.

                        Datascope Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 7 to the Notes to the Condensed Consolidated Financial Statements, "Restatement of Cash Flow Statements," the condensed consolidated statements of cash flows for the six months ended December 31, 2003 and 2002 have been restated to change the classification of payments for purchased technology, capitalized software and other individually insignificant items. Such restatement does not change our income statement or balance sheet and, accordingly, has had no effect on previously reported net income, earnings per share or net worth. Amounts affected by this restatement included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" have been appropriately revised.

Business Overview

     Datascope Corp. is a diversified medical device Company that manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. Our products are sold worldwide by direct sales employees and independent distributors.

     We have continued our focus on new product development and have increased our investment in research and development during the first six months of fiscal 2004. Datascope's financial position continued to strengthen in the first six months of fiscal 2004, with cash and marketable investments increasing $8.0 million to $76.3 million at December 31, 2003. The increase resulted primarily from positive cash flow from operating activities.

Results of Operations

     The following table shows the comparison of net earnings and earnings per diluted share for the second quarter and six month periods of fiscal 2004 and 2003.

                                                           (Dollars in millions, except EPS)
                                          ---------------------------------------------------------------------
                                                  Six Months Ended                   Three Months Ended
                                                    December 31,                        December 31,
                                          ---------------------------------   ---------------------------------
                                               2003             2002               2003             2002
                                          ---------------- ----------------   ---------------- ----------------
     Net Earnings (1)                          $   9.8          $   10.7            $   5.6          $   7.0
     Earnings per share, diluted (1)             $0.65             $0.72              $0.37            $0.47


-------------
(1) Net earnings and earnings per share in the six month period of fiscal year 2003 shown above include a gain on legal settlement of $1.9 million after tax or $0.13 per diluted share.

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

-------------
(1) Masimo SET is a registered trademark of Masimo Corporation.

              Sales of the Interventional Products (IP) division declined to $8.4 million in the second quarter compared to $10.9 million last year. As disclosed in the first quarter 10-Q/A, a production yield problem reduced the quantities of Elite(TM) available for sale in the second quarter. The Elite product is the Company's new vascular closure device. Late in the second quarter, the Company began producing sufficient quantities to support the marketing effort for Elite. In the first six months of fiscal 2004 sales of VasoSeal products were $17.9 million compared to $21.7 million last year.

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

         In the first six months of fiscal 2004, cash provided by operating activities was $19.5 million compared to $21.0 million last year. The decrease is primarily attributable to the lower earnings and an increase in inventories.

         At December 31, 2003, approximately one-half of our cash and marketable investments were held by our European subsidiaries. These funds are subject to U.S. tax upon repatriation to the United States.

         Net cash used in investing activities was $12.1 million attributable to purchases of investments of $38.2 million, capitalized software of $3.1 million, purchased technology and licenses of $0.8 million and the purchase of $2.0 million of property, plant and equipment, offset by $32.0 million for maturities of investments. Net cash used in financing activities was $4.5 million due to $3.7 million dividends paid and stock repurchases of $4.3 million (about 124,000 shares), offset by stock option activity of $3.5 million.

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

     Recent Accounting Pronouncements

        In December 2003, the FASB issued SFAS No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits
        - an amendment of FASB Statements No. 87, 88 and 106," ("SFAS No. 132 (revised)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. Based on these effective dates, we will provide the additional interim disclosures beginning with our third quarter ending March 31, 2004 and the annual disclosures beginning with our fiscal year ending June 30, 2004.

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

Item 4.  Controls and Procedures

     Subsequent to the issuance of its condensed consolidated financial statements for the six months ended December 31, 2003, the Company determined that cash flows associated with payments for purchased technology, capitalized software and other individually insignificant items should have been classified as investing activities rather than as operating activities in its condensed consolidated statements of cash flows. Once the Company identified the situation, it notified its independent auditors, outside counsel and audit committee. The change in classification was attributable to inadvertent human error, which the Company does not believe is indicative of a material weakness in our internal controls. The Company is in the process of implementing additional control procedures to address this matter for future filings.

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

         The Shaev litigation is described in our annual report on Form 10-K/A for the fiscal year ended June 30, 2003. In this matter, discovery is still in progress and mediation has been scheduled for March 2004.

         The Sanmina - SCI litigation is described in our annual report on Form 10-K/A for the fiscal year ended June 30, 2003. In this matter, discovery is still in progress and mediation has been scheduled for April 2004.

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

     Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits
                 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. Reports on Form 8-K. During the quarter for which this report on form 10-Q/A is filed, the Registrant filed a Form 8-K dated October 28, 2003, pertaining to the Earnings Release of Datascope Corp. dated October 28, 2003.

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