Form 10-Q
period 2004-03-31
DATASCOPE CORP
filed 2004-05-17
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ________________


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

Number of Shares of Company's Common Stock outstanding as of April 30, 2004:
14,790,467.

                                 Datascope Corp.

                                 Form 10-Q Index

                                                                                                 Page
                                                                                                 ----
Part I.  FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets at
                 March 31, 2004 and June 30, 2003                                                   1

                 Condensed Consolidated Statements of Earnings                                      2

                 Condensed Consolidated Statements of Cash Flows                                    3

                 Notes to Condensed Consolidated Financial Statements                             4-9

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                      11-16

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk                        17

     Item 4.     Controls and Procedures                                                           17

Part II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                                                 18

     Item 6.     Exhibits and Reports on Form 8-K                                                  18

Signatures                                                                                         19

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

Exhibit 31.2.    Certification of Principal Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1.    Certification of Chief Executive Officer and Chief Financial Officer
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



PART I.  FINANCIAL INFORMATION
       Item 1. Financial Statements

                        Datascope Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                               March 31,            June 30,
                                                                 2004                2003
                                                              -----------          ---------
                                                                                         (a)
Assets
Current Assets:
  Cash and cash equivalents                                    $  11,340           $  10,572
  Short-term investments                                          37,489              27,878
  Accounts receivable less allowance for
    doubtful accounts of $2,253 and $2,020                        68,590              73,924
  Inventories, net                                                51,858              49,409
  Prepaid expenses and other current assets                       17,786              15,733
                                                               ---------           ---------
      Total Current Assets                                       187,063             177,516

Property, Plant and Equipment, net of accumulated
   depreciation of $74,190 and $68,431                            87,910              89,607
Long-term Investments                                             43,551              36,827
Other Assets                                                      41,512              34,882
                                                               ---------           ---------
                                                               $ 360,036           $ 338,832
                                                               =========           =========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                             $  16,929           $  13,137
  Accrued expenses                                                17,698              14,064
  Accrued compensation                                            14,575              14,579
  Deferred revenue                                                 3,757               4,362
                                                               ---------           ---------
      Total Current Liabilities                                   52,959              46,142

Other Liabilities                                                 21,649              21,015
Stockholders' Equity
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                         --                  --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares;
    Issued, 17,916 and 17,750 shares                                 179                 178
  Additional paid-in capital                                      77,905              73,319
  Treasury stock at cost, 3,126 and 2,981 shares                 (92,500)            (87,423)
  Retained earnings                                              305,414             292,912
  Accumulated other comprehensive loss:
    Cumulative translation adjustments                            (2,694)             (4,435)
    Minimum pension liability adjustments                         (2,876)             (2,876)
                                                               ---------           ---------
      Total Stockholders' Equity                                 285,428             271,675
                                                               ---------           ---------
                                                               $ 360,036           $ 338,832
                                                               =========           =========



           (a) Derived from consolidated audited financial statements See notes to condensed consolidated financial statements

                        Datascope Corp. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Nine Months Ended                  Three Months Ended
                                                  March 31,                           March 31,
                                         ---------------------------         ---------------------------
                                            2004             2003              2004              2003
                                         ---------         ---------         ---------         ---------
Net Sales                                $ 253,800         $ 239,200         $  89,900         $  84,700
                                         ---------         ---------         ---------         ---------
Costs and Expenses:
  Cost of sales                            105,044           100,542            36,992            35,968
  Research and development
    expenses                                23,683            21,787             8,413             7,495
  Selling, general and
    administrative expenses                101,313            95,568            34,332            32,250
                                         ---------         ---------         ---------         ---------
    Subtotal                               230,040           217,897            79,737            75,713
  Gain on legal settlement                      --            (3,028)               --                --
                                         ---------         ---------         ---------         ---------
                                           230,040           214,869            79,737            75,713
                                         ---------         ---------         ---------         ---------
Operating Earnings                          23,760            24,331            10,163             8,987
Other (Income) Expense:
  Interest income                           (1,408)           (1,152)             (564)             (520)
  Interest expense                              --                 1                --                --
  Other, net                                   258               176               256               137
                                         ---------         ---------         ---------         ---------
                                            (1,150)             (975)             (308)             (383)
                                         ---------         ---------         ---------         ---------
Earnings Before Taxes on Income             24,910            25,306            10,471             9,370
Taxes on Income                              7,971             8,260             3,351             2,999
                                         ---------         ---------         ---------         ---------
Net Earnings                             $  16,939         $  17,046         $   7,120         $   6,371
                                         =========         =========         =========         =========

Earnings Per Share, Basic                $    1.15         $    1.15         $    0.48         $    0.43
                                         =========         =========         =========         =========

Weighted average common
   shares outstanding, Basic                14,780            14,775            14,789            14,769
                                         =========         =========         =========         =========

Earnings Per Share, Diluted              $    1.12         $    1.15         $    0.47         $    0.43
                                         =========         =========         =========         =========

Weighted average common
   shares outstanding, Diluted              15,108            14,840            15,157            14,818
                                         =========         =========         =========         =========



            See notes to condensed consolidated financial statements

                        Datascope Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                  -------------------------------------------
                                                                                         2004                    2003
                                                                                  -------------------     -------------------
                                                                                                             (As restated
                                                                                                              See note 9)
Operating Activities:
     Net cash provided by operating activities                                              $ 33,231                $ 31,384
                                                                                  -------------------     -------------------

Investing Activities:
     Capital expenditures                                                                     (3,115)                 (4,168)
     Purchases of investments                                                                (63,089)                (43,885)
     Maturities of investments                                                                46,753                  31,519
     Capitalized software                                                                     (4,458)                 (3,434)
     Purchased technology and licenses                                                        (1,858)                   (133)
     Equity investments                                                                         (500)                   (450)
                                                                                  -------------------     -------------------
     Net cash used in investing activities                                                   (26,267)                (20,551)
                                                                                  -------------------     -------------------

Financing Activities:
     Treasury shares acquired under repurchase programs                                       (5,077)                   (657)
     Exercise of stock options and other                                                       4,081                     253
     Cash dividends paid                                                                      (4,437)                 (2,217)
                                                                                  -------------------     -------------------
     Net cash used in financing activities                                                    (5,433)                 (2,621)
                                                                                  -------------------     -------------------

     Effect of exchange rates on cash                                                           (763)                   (956)
                                                                                  -------------------     -------------------

Increase in cash and cash equivalents                                                            768                   7,256
Cash and cash equivalents, beginning of period                                                10,572                   5,548
                                                                                  -------------------     -------------------

Cash and cash equivalents, end of period                                                    $ 11,340                $ 12,804
                                                                                  ===================     ===================

Supplemental Cash Flow Information
     Cash paid during the period for:
       Income taxes                                                                         $  7,307                $  6,890
                                                                                  -------------------     -------------------
     Non-cash investing and financing activities:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                                 $  5,499                $  5,129
                                                                                  -------------------     -------------------
       Purchased technology milestone accrued                                               $  2,000                $     --
                                                                                  -------------------     -------------------


            See notes to condensed consolidated financial statements

                        Datascope Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company" - which may be referred to as "our", "us" or "we"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. The presentation of certain prior year information has been reclassified to conform with the current year presentation.

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


                                                             Nine Months Ended        Three Months Ended
                                                                March 31,                  March 31,
                                                         -----------------------     ----------------------
                                                           2004          2003          2004         2003
                                                         -------       ---------     ------       ---------
Net earnings - as reported                               $16,939       $17,046       $7,120       $   6,371
Add: Total stock based employee compensation
expense included in determination of net
income as reported                                            --            --           --              --
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                (2,602)       (2,611)        (956)           (935)
                                                         -------       -------       ------       ---------
Net earnings - pro forma                                 $14,337       $14,435       $6,164       $   5,436
                                                         =======       =======       ======       =========
Earnings per share:
      Basic - as reported                                $  1.15       $  1.15       $ 0.48       $    0.43
                                                         =======       =======       ======       =========
      Basic - pro forma                                  $  0.97       $  0.98       $ 0.42       $    0.37
                                                         =======       =======       ======       =========
      Diluted - as reported                              $  1.12       $  1.15       $ 0.47       $    0.43
                                                         =======       =======       ======       =========
      Diluted - pro forma                                $  0.95       $  0.97       $ 0.41       $    0.37
                                                         =======       =======       ======       =========

                        Datascope Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

1.  Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

For purposes of the pro forma disclosures, the weighted average fair values of options granted for the three months ended March 31, 2004 and 2003 were $12.14 and $8.26, and for the nine months ended March 31, 2004 and 2003 were $11.90 and $9.18, respectively.

The fair values of options granted were determined using the Black-Scholes option-pricing model with the following assumptions:

                                           Three and Nine Months Ended
                                                    March 31,
                                           ---------------------------
                                              2004             2003
                                           ---------         ---------
       Dividend yield                          0.58%             0.76%
       Volatility                                33%               34%
       Risk-free interest rate                 2.97%             2.90%
       Expected life                       5.2 Years         5.2 Years

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106," ("SFAS No. 132 (revised)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. Based on these effective dates, we are providing the additional interim disclosures as of this quarter ending March 31, 2004 (See Note 7) and will provide annual disclosures beginning with our fiscal year ending June 30, 2004.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities." FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of this Interpretation applies to our financial statements beginning January 1, 2004. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

2.  Inventories, Net

Inventories, net are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                           ---------         --------
                                           March 31,         June 30,
                                             2004              2003
                                           ---------         --------
       Materials                           $21,976           $20,523
       Work in Process                       9,508             8,093
       Finished Goods                       20,374            20,793
                                           --------          --------
                                           $51,858           $49,409
                                           ========          ========

                        Datascope Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

3.  Stockholders' Equity

Changes in the components of stockholders' equity for the nine months ended March 31, 2004 were as follows:


              Net earnings                                     $16,939
              Foreign currency translation adjustments           1,741
              Common stock and additional paid-in
                 capital effects of stock option activity        4,587
              Cash dividends on common stock                    (4,437)
              Purchases under stock repurchase plans            (5,077)
                                                               -------
              Total increase in stockholders' equity           $13,753
                                                               =======

4.  Earnings Per Share

The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share for the three and nine months ended March 31, 2004 and 2003 is as follows:


------------------------------     --------------------------------------      ---------------------------------------
For Nine Months Ended                          March 31, 2004                                 March 31, 2003
------------------------------     --------------------------------------      ---------------------------------------
                                     Net                         Per Share       Net                        Per Share
Basic EPS                          Earnings        Shares          Amount      Earnings        Shares         Amount
---------                          --------        ------        ---------     --------       -------       ---------
Earnings available to
   common shareholders              $16,939         14,780        $   1.15     $17,046         14,775        $   1.15

Diluted EPS
-----------
Options issued to employees              --            328            0.03          --             65              --
                                    -------        -------        --------     -------        -------        --------
Earnings available to
   common shareholders              $16,939         15,108        $   1.12     $17,046         14,840        $   1.15
                                    =======        =======        ========     =======        =======        ========


------------------------------     --------------------------------------      ---------------------------------------
For Three Months Ended                         March 31, 2004                               March 31, 2003
------------------------------     --------------------------------------      ---------------------------------------
                                     Net                         Per Share       Net                        Per Share
Basic EPS                          Earnings        Shares          Amount      Earnings        Shares         Amount
---------                          --------        ------        ---------     --------       -------       ---------
Earnings available to
   common shareholders             $7,120         14,789         $   0.48      $6,371         14,769         $   0.43

Diluted EPS
-----------
Options issued to employees            --            368             0.01          --             49               --
                                   ------         ------         --------      ------         ------         --------
Earnings available to
   common shareholders             $7,120         15,157         $   0.47      $6,371         14,818         $   0.43
                                   ======         ======         ========      ======         ======         ========


5.  Comprehensive Income

Our comprehensive income for the three and nine month periods ended March 31, 2004 and 2003 was as follows:


                                                         Nine Months Ended           Three Months Ended
                                                       ---------------------       ----------------------
                                                       3/31/04       3/31/03       3/31/04        3/31/03
                                                       -------       -------       -------        -------
        Net earnings                                   $16,939       $17,046       $ 7,120        $ 6,371
        Foreign currency translation gain (loss)         1,741         1,932          (343)           623
                                                       -------       -------       -------        -------
        Total comprehensive income                     $18,680       $18,978       $ 6,777        $ 6,994
                                                       =======       =======       =======        =======

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

The Interventional Products / Vascular Grafts segment includes extravascular hemostasis devices which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures, dialysis access products and a proprietary line of knitted and woven vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue. Net sales and operating earnings are shown below.


                                            Cardiac         Interventional
                                             Assist /          Products /        Corporate
                                            Monitoring          Vascular           and
                                            Products            Grafts           Other (a)        Consolidated
                                            ---------       --------------       ----------       ------------
---------------------------------
Nine months ended March 31, 2004
---------------------------------
Net sales to external customers             $202,546          $ 50,218           $  1,036          $253,800
                                            --------          --------           --------          --------
Operating earnings (loss)                   $ 26,504          ($ 3,725)          $    981          $ 23,760
                                            --------          --------           --------          --------

---------------------------------
Nine months ended March 31, 2003
---------------------------------
Net sales to external customers             $184,770          $ 53,494           $    936          $239,200
                                            --------          --------           --------          --------
Operating earnings (b)                      $ 20,497          $    430           $  3,404          $ 24,331
                                            --------          --------           --------          --------

---------------------------------
Three months ended March 31, 2004
---------------------------------
Net sales to external customers             $ 71,846          $ 17,628           $    426          $ 89,900
                                            --------          --------           --------          --------
Operating earnings (loss)                   $  9,385          ($ 1,711)          $  2,489          $ 10,163
                                            --------          --------           --------          --------

---------------------------------
Three months ended March 31, 2003
---------------------------------
Net sales to external customers             $ 66,688          $ 17,701           $    311          $ 84,700
                                            --------          --------           --------          --------
Operating earnings (loss)                   $  9,035          ($ 1,187)          $  1,139          $  8,987
                                            --------          --------           --------          --------

------------------------------------------------------------------------------------------------------------
Reconciliation to consolidated earnings          Nine Months Ended                   Three Months Ended
    before income taxes :                   3/31/04            3/31/03          3/31/04            3/31/03
---------------------------------------     --------          ----------       ---------          ---------
Consolidated operating earnings             $ 23,760          $ 24,331          $ 10,163          $  8,987
Interest income, net                           1,408             1,151               564               520
Other (expense) income                          (258)             (176)             (256)             (137)
                                            --------          --------          --------          --------
Consolidated earnings before taxes          $ 24,910          $ 25,306          $ 10,471          $  9,370
                                            ========          ========          ========          ========

(a) Net sales of life science products by Genisphere are included within Corporate and Other.

(b) Operating earnings for Corporate and Other for the nine months ended March 31, 2003 includes a gain on legal settlement of $3.0 million.

                        Datascope Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

7.  Defined Benefit Retirement Plans

U.S. and International

We have defined benefit pension plans designed to provide retirement benefits to substantially all of our employees. Pension benefits are based on years of service, compensation and social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Funding policies for the international plans are based on local statutes.

The components of net pension expense of our U.S. and international defined benefit pension plans are shown below:

                                                        Nine Months Ended            Three Months Ended
                                                            March 31,                     March 31,
                                                      ----------------------        ----------------------
                                                       2004           2003           2004           2003
                                                      -------        -------        -------        -------
Service Cost                                          $ 2,132        $ 1,883        $   769        $   633
Interest Cost                                           2,249          2,268            811            763
Expected return on assets                              (2,276)        (2,161)          (821)          (727)
Amortization of net loss and unrecognized
  prior service cost                                      368             51            133             17
Amortization of the remaining unrecognized net
   obligation                                              33             55             12             19
                                                      -------        -------        -------        -------
   Net pension expense                                $ 2,506        $ 2,096        $   904        $   705
                                                      =======        =======        =======        =======
   Contributions                                      $    90        $ 2,593        $    83        $   582
                                                      =======        =======        =======        =======

Supplemental Retirement Plans

We have noncontributory, unfunded supplemental defined benefit retirement plans for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, and certain current and former key officers. Life insurance has been purchased to recover a portion of the net after tax cost for these supplemental retirement plans.

The components of net pension expense of the supplemental defined benefit pension plans are shown below:


                                                       Nine Months Ended          Three Months Ended
                                                            March 31,                  March 31,
                                                      -------------------         -------------------
                                                       2004         2003          2004          2003
                                                      -----         -----         -----         -----
Service Cost                                          $ 279         $ 237         $  93         $  79
Interest Cost                                           529           521           176           173
Amortization of net loss (gain)                          11          (234)            4           (78)
Amortization of unrecognized prior service cost          17            35             6            12
                                                      -----         -----         -----         -----
   Net pension expense                                $ 836         $ 559         $ 279         $ 186
                                                      =====         =====         =====         =====

                        Datascope Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                 (Unaudited, in thousands except per share data)

8.  Acquired Intangible Assets

The following is a summary of our intangible assets and goodwill.

                                                     March 31, June 30,
            Intangible Assets                          2004      2003
        ---------------------------                   -------   -------
        Purchased technology and licenses, gross      $6,363    $2,505
        Accumulated amortization                        (125)      (65)
                                                      -------   -------
        Purchased technology and licenses, net        $6,238    $2,440
                                                      =======   =======

The balances in purchased technology and licenses, primarily represent milestones for the ProLumen thrombectomy device, purchased from Rex Medical LP. Amortization expense for the nine month periods ended March 31, 2004 and 2003 was $60 and $35, respectively.

At March 31, 2004, estimated future amortization expense of intangible assets subject to amortization is as follows: $170 for the remaining three months of fiscal 2004 and approximately $670, $670, $660 and $630 for fiscal years 2005, 2006, 2007, and 2008, respectively.

                                                      March 31,  June 30,
               Goodwill                                 2004      2003
        ------------------------                       -------   -------
        Goodwill, gross                                $8,421    $8,421
        Accumulated amortization                       (4,356)   (4,356)
                                                       -------   -------
        Goodwill, net                                  $4,065    $4,065
                                                       =======   =======

There was no acquired goodwill and no change in the carrying value of existing goodwill during the nine months ended March 31, 2004. Amortization of goodwill was discontinued upon the adoption of SFAS No. 142 in fiscal year 2002. The Company's annual impairment test is performed during the fourth quarter of its fiscal year. There has been no impairment of goodwill based on appropriate testing and analysis performed since the initial test for impairment in the fourth quarter of fiscal 2002.

Of the $4.1 million in net goodwill, $1.8 million is included in the Interventional Products / Vascular Grafts segment and the remaining $2.3 million is in Corporate and Other.

Intangible assets and goodwill are included in other assets on the accompanying condensed consolidated balance sheets.

9. Restatement of Cash Flow Statement, Nine Months Ended March 31, 2003

Subsequent to the issuance of its condensed consolidated financial statements for the period ended March 31, 2003, the Company determined that cash flows associated with purchased technology, capitalized software and other individually insignificant items, should be classified as investing activities rather than as operating activities in its condensed consolidated statements of cash flows.

As a result, cash flows provided by operating activities for the nine months ended March 31, 2003 have been increased by $4.0 million and cash flows used for investing activities for the nine months ended March 31, 2003 have been increased by $4.0 million from the amounts previously reported. Such restatement does not change our statement of earnings or balance sheet and, accordingly, has had no effect on previously reported net income, earnings per share or net worth.

                        Datascope Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As discussed in Note 9 to the Notes to the Condensed Consolidated Financial Statements, "Restatement of Cash Flow Statements," the condensed consolidated statement of cash flows for the nine months ended March 31, 2003 has been restated to change the classification of payments for purchased technology, capitalized software and other individually insignificant items. Such restatement does not change our income statement or balance sheet and, accordingly, has had no effect on previously reported net income, earnings per share or net worth. Amounts affected by this restatement included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" have been appropriately revised.

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

     We have continued our focus on new product development and have increased our investment in research and development during the first nine months of fiscal 2004. Datascope's financial position continued to strengthen in the first nine months of fiscal 2004, with cash and marketable investments increasing $17.1 million to $85.4 million at March 31, 2004. The increase resulted primarily from positive cash flow from operating activities.

Results of Operations

     The following table shows the comparison of net earnings and earnings per diluted share for the third quarter and nine month periods of fiscal 2004 and 2003.


                                                           (Dollars in millions, except EPS)
                                          ---------------------------------------------------------------------
                                                 Nine Months Ended                   Three Months Ended
                                                     March 31,                           March 31,
                                          ---------------------------------   ---------------------------------
                                               2004             2003               2004             2003
                                          ---------------- ----------------   ---------------- ----------------
     Net Earnings(1)                        $     16.9       $      17.0         $      7.1       $      6.4
     Earnings per share, diluted(1)              $1.12             $1.15              $0.47            $0.43


     Net Sales

     Net sales of $89.9 million in the third quarter and $253.8 million in the first nine months of fiscal 2004 increased 6% compared to the third quarter and first nine months of fiscal 2003.

         Sales of the Cardiac Assist / Monitoring Products segment were $71.8 million in the third quarter in fiscal 2004 compared to $66.7 million in the same period last year and $202.5 million in the first nine months of fiscal 2004 compared to $184.8 million last year.

              Cardiac assist product sales in the third quarter of fiscal 2004 increased 7% to $33.8 million, reflecting continued higher sales of intra-aortic balloon (IAB) catheters and pumps and favorable foreign exchange translation of $0.9 million. Sales of the premium-priced FidelityTM 8Fr. IAB catheter continued to increase, accounting for 85% of total IAB catheter sales in the third quarter. The new CS100TM intra-aortic balloon pump, Datascope's first fully automatic pump, was launched globally in September 2003 and has rapidly replaced the Company's 98XT model. Increased purchases of pumps by the Company's Japanese distributor and higher shipments to international markets also contributed to increased pump sales. In the first nine months of fiscal 2004 sales of cardiac assist products were $94.6 million compared to $85.9 million last year.

--------

(1) Net earnings and earnings per share in the nine month period of fiscal year 2003 shown above include a gain on legal settlement of $1.9 million after tax or $0.13 per diluted share.

              Sales of patient monitoring products rose 8% to $38.0 million, the thirteenth consecutive quarter of increased sales compared to the prior year's quarter. The increase was attributable to higher sales of bedside monitors, including the recently introduced Spectrum(TM) and Trio(TM) monitors, and favorable foreign exchange translation of $1.0 million. Sales of patient monitoring products in the first nine months of fiscal 2004 were $107.9 million compared to $98.9 million last year.

              In February, the Company received clearance to market the Trio monitor in the United States market. The Trio is a portable patient monitor that targets price-sensitive markets estimated at $80 million in annual worldwide sales. These markets include surgery center, general hospital and outpatient applications. The Trio features full monitoring capabilities including ECG, respiration, blood pressure, oxygen saturation and temperature. It also provides one of the largest, highest resolution displays in a compact, highly portable package with optional battery power for patient transport. The Trio was introduced in international markets in the third quarter of last fiscal year.

         Sales of the Interventional Products / Vascular Grafts segment were $17.6 million compared to $17.7 million in the third quarter and $50.2 million in the first nine months of fiscal 2004 compared to $53.5 million last year.

              Sales of the Interventional Products (IP) division were $9.4 million in the third quarter, compared to $9.8 million last year, a decline of 4% despite a 12% drop in sales of vascular closure devices. IP sales benefited from sales of Safeguard(TM), an innovative dressing designed to maintain hemostasis after arterial catheterization procedures, that was launched in the second quarter. In the first nine months of fiscal 2004 sales of IP division products were $28.0 million compared to $31.9 million last year.

              The Company entered the dialysis access market in the U.S. with the launch of the ProLumen(TM) thrombectomy device. Thrombectomy is the process of removing blood clots from blocked dialysis access sites. An estimated 290,000 people require dialysis access, with this number increasing at a rate of 6% annually. In the U.S., thrombectomy procedures are performed primarily by interventional radiologists, a current and well-established sales call point for the IP division. ProLumen is designed to quickly and effectively clear clotted grafts in an estimated $37 million annual market for such devices in the United States. Shipments began at the end of the third quarter and the Company is pleased with the market response to date.

              Sales of InterVascular, Inc.'s products were $8.2 million compared to $7.9 million last year, with foreign exchange contributing $0.6 million to this year's results. Excluding foreign exchange, sales declined 4% due to lower selling prices in certain European markets and lower shipments to the Company's distributor in Japan. In March, the Company resubmitted its 510(k) notification to the FDA for regulatory clearance to market InterGard(R) Silver grafts in the United States. In the first nine months of fiscal 2004, sales of InterVascular products were $22.2 million compared to $21.6 million last year.

              Sales of Genisphere products of $0.4 million in the third quarter and $1.0 million in the first nine months of fiscal 2004, increased $0.1 million compared to the corresponding periods last year, attributable to sales of new products. Genisphere continued to pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.

         The weaker U.S. dollar compared to the Euro and the British Pound increased total sales by approximately $2.5 million in the third quarter of fiscal 2004 and $5.7 million for the first nine months of fiscal 2004 ($1.9 million and $4.0 million for the Cardiac Assist / Monitoring Products segment and $0.6 million and $1.7 million for the Interventional Products / Vascular Grafts segment for the third quarter and first nine month periods, respectively).

     Gross Profit (Net Sales Less Cost of Sales)

         The gross profit percentage was 58.9% for the third quarter and 58.6% for the first nine months of fiscal 2004 compared to 57.5% and 58.0% for the corresponding periods last year. The increase in the gross margin percentage was primarily due to an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment, as a result of cost reduction programs and sales of new products with higher margins.

     Research and Development (R&D)

         We continued our Companywide focus on new product development and improvements of existing products. Spending on R&D reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. R&D expenses increased 12% to $8.4 million in the third quarter of fiscal 2004, equivalent to 9.4% of sales compared to $7.5 million or 8.8% of sales in the third quarter last year. R&D expenses increased 9% to $23.7 million in the first nine months of fiscal 2004, equivalent to 9.3% of sales compared to $21.8 million, or 9.1% of sales for the same period last year.

         R&D expenses for the Cardiac Assist / Monitoring Products segment increased $0.4 million or 9% to $5.1 million in the third quarter and $0.6 million or 4% to $14.8 million in the first nine months of fiscal 2004. Last year, R&D expenses in Cardiac Assist were lower due to capitalization of software development expenses for the CS100 pump, which reached technological feasibility in the third quarter last year.

         R&D expenses for the Interventional Products / Vascular Grafts segment increased $0.2 million or 11% to $2.4 million in the third quarter and $0.9 million or 15% to $6.8 million in the first nine months of fiscal 2004, with the increases primarily due to new product development projects in InterVascular.

         The balance of consolidated R&D is in Corporate and Other and amounted to $0.9 million in the third quarter and $2.1 million in the first nine months of fiscal 2004.

     Selling, General & Administrative Expenses (SG&A)

         SG&A expenses increased 6% to $34.3 million in the third quarter of fiscal 2004, or 38.2% of sales compared to $32.3 million or 38.1% of sales in the third quarter last year. In the first nine months of fiscal 2004, SG&A expenses increased 6% to $101.3 million, or 39.9% of sales, compared to $95.6 million, or 40.0% of sales, for the same period last year.

         SG&A expenses for the Cardiac Assist / Monitoring Products segment increased $3.1 million or 14% to $25.1 million in the third quarter of fiscal 2004 and $6.8 million or 11% to $69.2 million in the first nine months of fiscal 2004. The increases were primarily attributable to higher selling expenses as a result of filling open positions, higher commission expense on higher sales and unfavorable foreign exchange translation.

         SG&A expenses for the Interventional Products / Vascular Grafts segment increased $0.4 million or 3% to $12.5 million in the third quarter due to expenses related to the integration of the clinical specialist staff and territory managers to create a larger direct sales organization in the IP division. SG&A expenses decreased $0.4 million or 1% in the first nine months of fiscal 2004 compared to the corresponding period last year due to lower selling expenses in the IP division.

         Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

         The weaker U.S. dollar compared to the Euro and the British Pound increased SG&A expenses by approximately $1.4 million in the third quarter and $3.7 million for the first nine months of fiscal 2004.

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

     Other Income and Expense

         Interest income was $0.6 million in the third quarter compared to $0.5 million last year, with the increase primarily resulting from a higher average portfolio balance, partially offset by a decrease in the average yield from 2.9% to 2.5%. Interest income was $1.4 million in the first nine months of fiscal 2004 compared to $1.2 million in the same period last year with the increase due to similar reasons discussed above.

     Income Taxes

         Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. In the third quarter and first nine months of fiscal 2004, the consolidated effective tax rate was 32.0% for both periods, compared to 32.0% and 32.6% for the corresponding periods last year. The effect on the consolidated tax rate of the gain on legal settlement was 0.6% for the first nine months of last year.

         Datascope's tax rates differed from the United States federal statutory rate of 35% in all above periods due primarily to tax rate benefits of earnings from operations in lower-tax jurisdictions and the U.S. benefit of the extraterritorial income exclusion.

     Net Earnings

         Net earnings were $7.1 million or $0.47 per diluted share in the third quarter of fiscal 2004 compared to $6.4 million, or $0.43 per diluted share for the same period last year. The increased earnings and earnings per share in the third quarter of fiscal 2004 was primarily attributable to the increased gross margin on higher sales and an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment, partially offset by increased R&D and SG&A expenses.

         Net earnings in the first nine months of fiscal 2004 were $16.9 million or $1.12 per diluted share compared to $17.0 million, or $1.15 per diluted share last year. The decreased earnings in the first nine months of fiscal 2004 primarily reflect the positive impact on earnings last year of the gain on legal settlement ($1.9 million or $0.13 per diluted share) and increased R&D and SG&A expenses, partially offset by an increased gross margin from higher sales in the Cardiac Assist / Monitoring Products segment.

     Liquidity and Capital Resources

         Working capital was $134.1 million at March 31, 2004, compared to $131.4 million at June 30, 2003. The current ratio declined to 3.5:1 from 3.8:1 at June 30, 2003 primarily due to an increase in current liabilities. The increase in working capital was primarily the result of an increase in current assets ($9.5 million), partially offset by the increase in current liabilities ($6.8 million).

         Our primary source of funds continues to be cash generated from operating activities in the first nine months of fiscal 2004. Cash provided by operating activities was $33.2 million compared to $31.4 million last year. The primary sources of cash from operating activities were net earnings. The increase in cash flow from operations was primarily attributable to an increase in accrued and other liabilities, partially offset by an increase in accounts receivable and other assets.

         At March 31, 2004, approximately one-half of our cash and marketable investments were held by our European subsidiaries. These funds are available for use by our U.S. operations; however, they would be subject to additional U.S. tax upon repatriation to the United States.

         Net cash used in investing activities in the first nine months of fiscal 2004 was $26.3 million attributable to purchases of investments of $63.1 million, capitalized software of $4.5 million, property, plant and equipment of $3.1 million, purchased technology and licenses of $1.9 million and equity investments of $0.5 million. Partially offsetting the above was $46.8 million for maturities of investments. Net cash used in financing activities was $5.4 million due to $4.4 million dividends paid and stock repurchases of $5.1 million (about 146,000 shares), offset by stock option activity of $4.1 million.

         On August 18, 2003, the Board of Directors declared a regular quarterly dividend of $0.05 per share and a special dividend of $0.15 per share, payable on October 1, 2003 to stockholders of record on September 2, 2003. The special dividend amounted to $2.2 million.

         On December 16, 2003, the Board of Directors declared a regular quarterly dividend of $0.05 per share payable on January 15, 2004 to stockholders of record as of December 26, 2003.

         On February 19, 2004, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on April 2, 2004 to stockholders of record as of March 5, 2004.

         We have available lines of credit totaling $99.0 million, with interest payable at each lender's prime rate. We did not have any borrowings at March 31, 2004 or June 30, 2003. Of the total available, $25 million expires in October 2004, $23.6 million expires in November 2004 and $25 million expires in March 2005. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.4 million in lines of credit with no expiration date.

         We believe that our existing cash balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current U.S. inflation has not significantly affected the Company.

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

     Recent Accounting Pronouncements

         In December 2003, the FASB issued SFAS No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106," ("SFAS No. 132 (revised)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. Based on these effective dates, we have provided the additional interim disclosures beginning with our third quarter ending March 31, 2004 and will provide the annual disclosures beginning with our fiscal year ending June 30, 2004.

        In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities." FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a Company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of this Interpretation applies to our financial statements beginning January 1, 2004. The adoption of FIN 46R did not have an impact on our consolidated financial statements.

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

     We do not use derivative financial instruments for trading purposes. None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three and nine month periods ended March 31, 2004 and 2003.

     As of March 31, 2004, we had a notional amount of $14.9 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

Item 4.  Controls and Procedures

     Subsequent to March 31, 2004, the Company determined that cash flows associated with payments for purchased technology, capitalized software and other individually insignificant items should have been classified as investing activities rather than as operating activities in its condensed consolidated statements of cash flows. Once the Company identified the situation, it notified its independent auditors, outside counsel and audit committee. The change in classification was attributable to inadvertent human error, which the Company does not believe is indicative of a material weakness in our internal controls. The Company is in the process of implementing additional control procedures to address this matter for future filings.

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

         The Shaev litigation is described in our annual report on Form 10-K/A for the fiscal year ended June 30, 2003. In this matter, discovery is still in progress and mediation was conducted in March 2004. As a result of the discussions during the mediation, the parties are discussing various forms of settlement.

         The Sanmina - SCI litigation is described in our annual report on Form 10-K/A for the fiscal year ended June 30, 2003. In this matter, discovery is still in progress, mediation was held on May 10, 2004 and the parties agreed to exchange a limited amount of discovery material before another mediation, to discuss settlement, is scheduled.

         On December 2, 2003, a former Datascope employee, Michael Barile, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. and various John Does seeking, inter alia, indemnification from the Company of approximately $1 million in legal fees and expenses he allegedly incurred in defending a criminal action brought against him by the United States Attorney's Office for the District of Maryland, as well as additional damages Mr. Barile alleges he suffered as a result of such prosecution. In response, the Company has filed an answer denying the allegations of the complaint and has brought counterclaims against Mr. Barile seeking damages resulting from Mr. Barile's improper conduct as an employee of Datascope. The Company believes it has meritorious counterclaims and meritorious defenses to Mr. Barile's claims and intends to defend and prosecute this action vigorously. Mr. Barile has replied to the Company's counterclaims by denying them. Mediation was held on April 28, 2004 and the parties agreed to exchange a limited amount of discovery material before another mediation, to discuss settlement, is scheduled.



     Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits
                 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the Registrant filed a Form 8-K dated January 29, 2004, pertaining to the Earnings Release of Datascope Corp. dated January 28, 2004.

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


                                 DATASCOPE CORP.
                                 Registrant



                            By:    /s/ Lawrence Saper
                                  ---------------------------------
                                  Lawrence Saper
                                  Chairman of the Board and Chief
                                  Executive Officer



                            By:  /s/ Murray Pitkowsky
                                  ---------------------------------
                                 Murray Pitkowsky
                                 Senior V.P., Chief Financial Officer
                                 and Treasurer



Dated: May 17, 2004