Form 10-K
period 2004-06-30
DATASCOPE CORP
filed 2004-09-13
CIK 27096

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

               FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 391-8100

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

                                 Yes |X| No|_|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes |X| No|_|

   The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $447 million. As of September 1, 2004, there were 14,792,906 outstanding shares of the registrant's common stock.
                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated by reference in Items 10 through 14 of Part III of this Form 10-K.
===============================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.       Business...................................................     1
Item 2.       Properties.................................................    15
Item 3.       Legal Proceedings..........................................    16
Item 4.       Submission of Matters to a Vote of Security Holders........    18
Item 4A.      Executive Officers of the Company..........................    18
                                     PART II
Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities..........    19
Item 6.       Selected Financial Data....................................    20
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    21
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.    33
Item 8.       Financial Statements and Supplementary Data................    33
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    33
Item 9A.      Controls and Procedures....................................    33
Item 9B.      Other Information..........................................    34
                                    PART III
Item 10.      Directors and Executive Officers of the Registrant.........    35
Item 11.      Executive Compensation.....................................    35
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.................    35
Item 13.      Certain Relationships and Related Transactions.............    35
Item 14.      Principal Accountant Fees and Services.....................    35
                                     PART IV
Item 15.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K ..................................................    36

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

ITEM 1. BUSINESS.

   OVERVIEW. Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. Operating data for each segment for the last three fiscal years is set forth in footnote 10 to the Consolidated Financial Statements. Our products are distributed worldwide by direct sales employees and independent distributors. Originally organized as a New York corporation in 1964, we reincorporated in Delaware in 1989.

   AVAILABLE INFORMATION. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information is available on our website at www.datascope.com.

   We have adopted a written Corporate Business Conduct Policy (including Code of Ethics) that applies to all Datascope employees. The Business Conduct Policy is posted on our website under the "Corporate Governance" caption. We intend to disclose any amendments to, or waivers from, the Business Conduct Policy on our website. In addition, the Company's audit committee charter, compensation committee charter and nominations and corporate governance committee charter is also posted on the Company's website. A copy of any of these documents is available, free of charge, upon written request sent to Datascope Corp., 14 Philips Parkway, Montvale, New Jersey 07645, Attention:
Secretary.

   Information included on the Company's website is not deemed to be incorporated into this Annual Report on Form 10-K.

   GLOSSARY. WE HAVE PREPARED THE GLOSSARY BELOW TO HELP YOU UNDERSTAND OUR BUSINESS.

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

   Manual Compression is the stopping of bleeding by physical pressure placed specifically on a venous or arterial access site. With relation to Datascope's interventional products, manual compression is typically applied to the femoral artery.

   Mechanical Thrombectomy is the process of removing clots within arteriovenous (AV) grafts or AV fistulas on chronic hemodialysis patients who are typically being treated for end stage renal disease.

   Vascular Access is the means of entering the vasculature percutaneously in order to place a variety of catheters. Vascular Access can be either venous or arterial in nature and can occur at various points of the body. The most typical vascular access points are femoral (groin), subclavian (upper chest), internal and external jugular (neck), brachial and radial (arm).

   MAJOR PRODUCT LINES. Our four major product lines are Patient Monitoring, Cardiac Assist, Interventional Products (formerly Collagen Products) and InterVascular (Vascular Grafts). The following table shows the percentage of sales by major product line as a percentage of total sales for the last three years:

                                                      FISCAL YEAR ENDED
                                                           JUNE 30,
                                                     -------------------
                                                     2004    2003   2002
                                                     ----    ----   ----
      Patient Monitoring .........................    42%     42%    39%
      Cardiac Assist .............................    38%     36%    36%
      Interventional Products ....................    11%     13%    17%
      Vascular Grafts ............................     9%      9%     8%

   Below is a more detailed description of our major product lines:

   PATIENT MONITORING. We manufacture and market a broad line of physiological monitors and monitoring systems designed to provide for patient safety and management of patient care. Our monitoring solutions were developed for the demands of today's health care environment and can be integrated with our complete central station and telemetry system. They range from automated blood pressure monitoring devices to intensive care unit monitoring systems. They are used in operating rooms, emergency departments, critical care units, post-anesthesia units and recovery rooms, intensive care units and labor and delivery rooms. As part of our operating room business, we offer the Anestar(TM) Anesthesia Delivery System, a unique integrated breathing system designed for use with our Gas Module SE(TM) and our Passport 2(R) and Spectrum(TM) monitors.

   Our line of patient monitoring products and their significant features are as follows.

PATIENT MONITORS

   PASSPORT 2
   o Portable, bedside monitor with color or monochrome display and 6 traces
   o Optional View 12(TM) ECG Analysis module provides continuous 12-lead ECG interpretation with ST and arrhythmia analysis
   o Built-in power supply, with Sealed Lead Acid or Lithium Ion battery option
   o Fold-away bed rail hook, battery and lightweight design ensure convenient portability
   o Specialized graph trend of heart rate, respiration and pulse oximetry for neonatal applications

   o Oridion Microstream(R)1 CO2 with unique FilterLines(R)1 that adapt to any patient for easy CO2 monitoring
   o Optional dual-trace, integrated recorder
   o Masimo SET(R)2 or Nellcor(R)3 Oxismart(R)3 pulse oximetry
   o Telemetry or hardwire communications to our central stations
   o Anesthetic gas analysis through the Gas Module SE

   SPECTRUM
   o Powerful, portable bedside monitor built for performance and function
   o Large, bright 12.1" high-resolution color display with up to 8 traces
   o Specialized graph trend of heart rate, respiration and pulse oximetry for neonatal applications
   o Built-in power supply with Sealed Lead Acid battery option
   o Advanced functions for acute care areas, including advanced arrhythmia analysis, up to 4 invasive pressures, cardiac output with hemodynamic calculations, pulmonary artery wedge pressure and drug calculations
   o Optional View 12 ECG Analysis module provides continuous 12-lead ECG interpretation with ST and arrhythmia analysis
   o Available standard with Masimo SET pulse oximetry or with optional Nellcor Oxismart pulse oximetry
   o Communicates with our central stations via telemetry or direct connections
   o Anesthetic gas analysis with automatic 5-agent ID with the Gas Module SE
   o Oridion Microstream technology ensures fast CO2 results with lightweight FilterLines

   TRIO(TM)
   o Portable, lightweight, compact monitor
   o Ergonomically designed fold-away handle with built-in bed rail hook
   o 8.4" high resolution color display with 4 traces
   o Standard parameters include 3 or 5-lead ECG, NIBP, SpO2, respiration and temperature
   o Full graphic and list trends of all monitored parameters with event markers
   o Built-in power supply with Sealed Lead Acid or Lithium Ion battery option
   o Masimo SET or OxiMax(R)3 pulse oximetry
   o Optional two-trace, integral recorder

   ACCUTORR PLUS(R)
   o First non-invasive blood pressure monitor with an integrated patient database that automatically records up to 100 patient measurements
   o Measures pulse oximetry (or blood oxygen saturation), temperature and heart rate
   o Optional recorder module
   o Optional Masimo SET or OxiMax pulse oximetry
   o Long life lithium ion battery technology for up to 8 hours run time

   GAS MODULE SE
   o Anesthetic gas measurement subsystem
   o Monitors CO2, oxygen, nitrous oxide and all 5 inhalated anesthetic gases
   o Interfaces with the controls and displays of the Passport 2 monitor for use in the growing out-patient surgery market
   o Interfaces with the controls and displays of the Spectrum or Passport 2 monitors for use in main hospital operating rooms


---------------
1   Microstream and FilterLines are registered trademarks of Oridion Medical
    Ltd.
2   Masimo SET is a registered trademark of Masimo Corporation.
3 Nellcor, Oxismart and OxiMax are registered trademarks of Nellcor Puritan Bennett Inc.

CENTRAL STATIONS

   PANORAMA(TM) PATIENT MONITORING NETWORK
   The Panorama Central Station, formally introduced on July 28, 2004, is Datascope's new platform for centralized monitoring of vital signs information. The Panorama Patient Monitoring Network is an integrated family of patient monitoring products that will enable hospitals to seamlessly share information on all patients via one network. The network will continue to evolve with the planned addition of remote viewing stations, a paging interface, hospital information systems interface and support for additional Datascope bedside monitors.

   The significant features of the Panorama are:
   o Central Station displays up to 12 patients on a single display or 16 patients on a single central station
   o Bi-directional communication enables bedside alarm tracking between the bedside monitors and central station.
   o Utilizes a single antenna infrastructure to support instrument and ambulatory telemetry in the protected Wireless Medical Telemetry Service medical band
   o Supports hardwired and wireless monitoring on the same central station
   o Stores all monitored parameters including continuous 12-lead ECG data
   o Includes a new ambulatory telepack with integrated remote printing, nurse call and attendant preset buttons
   o Includes new arrhythmia analysis package for central station and bedside monitors

   PATIENTNET(R)4
   o Telemetry system is Wireless Medical Telemetry Service compliant, operating on a dedicated hospital telemetry bandwidth in the 608-614 MHz range
   o Can support both instrument and ambulatory patient telemetry
   o Compatible with our Spectrum and Passport monitors
   o Patient information may be exported to hospital and clinical information systems
   o Employs access point technology which reduces the number of antenna required in older systems
   o SiteLink(R)4 option allows caregivers to view and interact with patient information from many miles away

ANESTHESIA DELIVERY SYSTEMS

   ANESTAR
   o An advanced anesthesia delivery system
   o Easy to use touch screen display
   o IntelliVent(TM) ventilator offers volume and pressure ventilation for adults and pediatrics
   o A unique integrated heated breathing system (EZ-Flow(TM)) eliminates potential for leaks, condensation and rainout, as well as warms patient gases to reduce potential risks to the patient
   o Fresh gas decoupling ensures constant tidal volume delivery for easier maintenance of the system
   o Automatic compliance compensation enhances the accuracy of the ventilator by compensating for any potential leaks
   o Compatible with Passport 2, Spectrum, Trio and Gas Module SE

   ANESTAR S
   o Integrates the advanced functions of the Anestar platform into a smaller, more cost-effective package
   o Smaller footprint and ergonomic design
   o Same comprehensive safety features as the Anestar
   o LCD touch screen display
   o Low flow capabilities reduce the cost of ownership
   o Compatible with Passport 2, Spectrum, Trio and Gas Module SE


---------------
4 PatientNet and SiteLink are registered trademarks of GE Medical Systems Information Technologies.

   SIGNIFICANT DEVELOPMENTS

   In the last few years, we have expanded our line of patient monitoring products and achieved the following regulatory and marketing milestones:
   o Panorama telemetry products distribution began in the first quarter of fiscal 2005
   o Panorama Central Stations distribution began in the fourth quarter of fiscal 2004
   o Trio received FDA 510(k) clearance in February 2004
   o Anestar S anesthesia delivery system distribution began in September 2003
   o OxiMax, Nellcor's newest patented SpO2 technology, was introduced in high-end Accutorr Plus models in the third quarter of fiscal 2004
   o Cardiac output, calculations and pulmonary artery wedge pressure addition to Spectrum received FDA 510(k) clearance in September 2003
   o Spectrum United States and international distribution began in the third quarter of fiscal 2003
   o Trio began international distribution in the third quarter of fiscal 2003
   o View 12 ECG Analysis Module for the Passport 2 began United States distribution in the first quarter of 2003
   o View 12 ECG Analysis Module received FDA 510(k) clearance to market in September 2002
   o Anestar anesthesia delivery system began distribution in January 2002
   o Accutorr Plus product with the Lithium Ion battery began distribution in the first quarter of fiscal 2001
   o Passport 2 began international distribution in the first quarter and United States distribution in the third quarter of fiscal 2000
   o Passport 2 received FDA 510(k) clearance in January 2000

   Markets, Sales and Competition. Our patient monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units and labor and delivery rooms. The Passport 2 provides a portable and cost effective monitoring solution for a wide range of departments, from emergency rooms and post-anesthesia care units to operating rooms and intensive care units. The Spectrum builds on the Passport 2's portability and ease of use with added features that make it a robust monitoring solution for higher acuity departments such as intensive care units, operating rooms and coronary care units. The Trio is targeted towards markets such as subacute care facilities, surgery centers, GI/ Endoscopy and general patient areas. The Panorama central station and telemetry network strengthens our product offerings across departments with innovative and unique features such as wireless bed-to-bed communications and storage of 12-lead ECG data. Lastly, with the addition of our Anestar and Anestar S anesthesia delivery systems, we offer a complete operating room solution that brings advanced features and functionality to outpatient surgery centers and operating rooms with space constraints.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our patient monitoring and anesthesia delivery system products. Our major competitors in patient monitoring are Philips Medical, GE Healthcare, Spacelabs Medical, Nihon Kohden and Welch Allyn Medical Products. Our major anesthesia delivery system competitors are GE Healthcare through their Datex-Ohmeda unit and Draeger Medical.

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

   The intra-aortic balloon system is used for the treatment of high-risk cardiac conditions resulting from ischemic heart disease and heart failure. Patients experiencing acute coronary syndromes such as acute myocardial infarction, cardiogenic shock and unstable angina may require IAB therapy to support and stabilize their cardiac status. IAB therapy is also used for high-risk patients who require revascularization procedures such as percutaneous coronary interventions or coronary artery bypass procedures including both on-pump and off-pump techniques. These products and therapy may be used before or during coronary artery bypass grafting or percutaneous coronary interventions for hemodynamic support.

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

   Our line of cardiac assist products includes intra-aortic balloon pumps and intra-aortic balloon catheters.

INTRA-AORTIC BALLOON PUMPS (IABPS)

   In August 2003, we launched our newest pump, the CS100(TM). The CS100 with IntelliSync(TM), a new proprietary software program, represents a major technological leap in the field of intra-aortic balloon counterpulsation. This new pump matches intelligence, automation and speed of delivery in a sophisticated algorithm that will adapt automatically to changing conditions. The result is continuous, consistent support for the patient.

   We manufacture and market the following IABPs:

   CS100
   o IntelliSync software with smarter algorithms for greater patient support
   o Automated trigger selection for easier and continuous patient support
   o Automatic "Beat to Beat" timing adjustments based on the patient's physiologic landmarks
   o Faster pneumatics to support the most challenging arrhythmic patients

   SYSTEM 98XT
   o CardioSync(R) 2 software with improved algorithms to provide enhanced counterpulsation therapy
   o Faster pneumatics
   o Further reduction in required user intervention

   SYSTEM 98
   o Larger display
   o Better automation
   o Features make balloon pumping therapy simpler to administer and faster to initiate

   SIGNIFICANT DEVELOPMENTS

   In the last few years, we have expanded our product line of intra-aortic balloon pumps and achieved the following regulatory and marketing milestones:
   o CS100 United States and European market introduction in August 2003
   o System 98XT United States and European market introduction in December
     2000
   o System 98 approval to distribute in Japan received in March 1999
   o System 98 United States and European Union distribution began in 1998

INTRA-AORTIC BALLOON CATHETERS

   We manufacture a broad line of disposable intra-aortic balloon catheters for use with intra-aortic balloon pumps in support of counterpulsation therapy.

   LINEAR(TM) 7.5 FR.
   In June 2004, we launched our Linear 7.5 Fr. intra-aortic balloon catheter. Linear 7.5 Fr., with our new Durathane balloon material and improved 7.5 French ("Fr.") introducer sheath, offers easier insertion, improved abrasion and fatigue properties and, we believe, provides an improved solution for smaller adults, women, diabetics and patients with peripheral vascular disease.

   In June 2004, we introduced the first and only needle-free securement device for IAB catheters, the StatLock(R), which secures the IAB catheter to the patient without the danger of accidental needlesticks or suture wound complications.

   FIDELITY(TM)
   In February 2002, we launched our Fidelity intra-aortic balloon catheter. We believe that Fidelity provides superior performance to all other 8 Fr. catheters in the market. Fidelity also offers the largest central lumen (0.030") for consistent, clear arterial waveforms which results in better delivery of counterpulsation therapy for the patient and easier patient management for the healthcare provider. A new polymer design enables Fidelity to insert easily and navigate tortuous anatomies. Once inserted, physicians have the longest insertable length available on the market to ensure optimal balloon placement. Fidelity is available in 25cc, 34cc and 40cc balloon volumes.

   In addition, we manufacture a complete line of intra-aortic balloon catheters to accommodate counterpulsation therapy in both the adult and pediatric population. We also manufacture catheters for pediatric patients in the 2.5cc, 5cc, 7cc, 12cc and 20cc volumes. Our 9.5 Fr. intra-aortic balloon catheters are available in 25cc, 34cc and 40cc volumes. A 50cc volume is also available for patients who are taller than 6 feet.

   Clinical Support. We provide the following clinical and educational services to our customers:
   o Telemedicine via our PC-IABP products which offers remote pump monitoring, allowing the healthcare provider continuous access and instantaneous troubleshooting from highly trained technicians
   o 24 hour, 7 days a week clinical support
   o On-site training and education for all personnel involved with patient care; over 30,000 clinicians are trained by our clinical staff annually
   o Comprehensive educational materials for hospital staff, patient and family
   o Consultative services to help hospitals maximize the goals of counterpulsation therapy within the hospital network
   o The Benchmark(R) Registry--a comprehensive registry database to assist hospitals worldwide in tracking and comparing outcomes of counterpulsation therapy administered to their patients. This enables our customers to demonstrate and measure the clinical benefits of the therapy. We believe that we are the only supplier offering a comprehensive, centralized repository of global IABP information

   Markets, Sales and Competition. Our cardiac assist products are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and community hospitals with cardiac catheterization laboratories. Our cardiac assist products have been sold, to a growing degree, to the broader range of community hospitals, where counterpulsation therapy is used for temporary support to the patient's heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open-heart surgery, can be conducted. Our main competitor for cardiac assist products is Arrow International, Inc.

   INTERVENTIONAL PRODUCTS (FORMERLY COLLAGEN PRODUCTS). Our primary products are used to seal arterial puncture wounds after angiography and other interventional procedures relying upon access to the body through the femoral artery. We participate in three distinct vascular sealing market segments primarily used in cardiology: collagen based products, suture based products and manual compression assist products. In addition, we have begun to develop a portfolio of products for Interventional Radiology. The new Interventional Products (IP) division name reflects our objective to broaden the division's product portfolio to include new products for interventional cardiology and interventional radiology. Our first product available for interventional radiology is a mechanical thrombectomy device used to clear blood clots from blocked dialysis access sites of hemodialysis patients.

   Our line of interventional products is discussed below:

VASCULAR SEALING PRODUCTS

   We design, manufacture and market the following vascular sealing products: collagen based products, suture based products and manual compression assist products.

COLLAGEN BASED PRODUCTS

   Our VasoSeal(R) and Elite(TM) brand vascular sealing products assure fast and reliable arterial hemostasis after common percutaneous cardiology and radiology procedures, such as balloon angioplasty, arterial stenting and diagnostic angiography.

   We manufacture and market vascular sealing devices under four brand names, VasoSeal(R) VHD, VasoSeal ES(R), VasoSeal Low Profile and Elite. These products rapidly seal femoral arterial punctures. Unlike many other vascular sealing products, VasoSeal works extravascularly, meaning that the product works by sealing the femoral artery on the outside of the artery. With VasoSeal, doctors have an effective alternative to the many competitive sealing products that produce sealing by placing (and leaving behind) permanent foreign objects, such as sutures inside patient arteries. VasoSeal vascular sealing devices provide for reduced time to hemostasis of the arterial puncture wound, reduced time to patient ambulation and discharge following certain percutaneous procedures, cost savings to the hospital and increased patient satisfaction versus manual methods of arterial hemostasis.

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

   The concept behind the VasoSeal device is simple. The VasoSeal VHD comes with a measuring device that tells the doctor the depth of a patient's artery from the skin surface. The doctor then uses the VasoSeal VHD to deploy a soft collagen plug directly over the puncture site on the outside of the artery. VasoSeal VHD produces hemostasis in two ways. First, the collagen plug effects a mechanical barrier stopping blood from flowing up the puncture tract. Second, the collagen in the device's plug interacts with the patient's own blood to stimulate the formation of fibrin, simulating the body's own, natural clotting process. By design, and unlike other vascular sealing devices on the market, VasoSeal VHD does not leave a foreign object inside of a patient's artery after deployment. In addition, unlike manual compression, VasoSeal VHD permits the immediate removal of the procedural sheath used in many cardiology and radiology procedures, even when anti-clotting drugs have been administered to a patient.

   VASOSEAL ES
   The VasoSeal ES device, introduced in Europe in 1998 and in the United States in 1999, retains the proprietary, extravascular technology of our original VasoSeal VHD. However, VasoSeal ES features a "one-size-fits-all" (5 to 8 Fr.) design that eliminates the physician's need to measure skin-to-artery distance and the hospital's need to stock multiple sizes of the device. These features are made possible by VasoSeal ES's unique locator technology that is capable of easily and precisely locating the arterial puncture site below the skin's surface.

   VasoSeal ES is the first vascular sealing device to have been found safe and effective in patients with peripheral vascular disease. As many as 30% of the total patient population undergoing percutaneous cardiology and radiology procedures have peripheral vascular disease.

   VASOSEAL LOW PROFILE
   VasoSeal Low Profile is a smaller version of VasoSeal and is available in five kit sizes. This device meets the needs of hospitals who have been increasingly using smaller diameter access sheaths in their percutaneous procedures to minimize vascular trauma. VasoSeal Low Profile is approved for sealing 5 Fr. or smaller puncture sites.

   ELITE
   Elite is the newest VasoSeal product utilizing a unique, proprietary sponge collagen technology to produce hemostasis. Elite's new sponge collagen is deployed into a patient's tissue tract, just above the femoral artery, in a compressed form. Upon exposure to blood, the compressed sponge collagen plug expands in seconds to produce an effective mechanical blockade above the femoral artery.

   Elite uses the same one-size-fits-all location system as VasoSeal ES. However, the body design of Elite is substantially different than that of VasoSeal ES. The Elite body design was developed after years of studying the ergonomics of the earlier generation VasoSeal devices and the different ways physicians deploy these devices. From this research, we developed the unique and effective body design for Elite. The new Elite body was designed specifically to minimize variations in physician deployment methods, variations that could compromise the precise placement of VasoSeal's collagen plug. The new body design of the Elite maximizes the device's potential for producing rapid, secure and consistent mechanical hemostasis.

   Elite provides physicians with the same rapid and reliable mechanical closure capabilities of the competitive closure devices that leave foreign objects behind in patient arteries. Yet, like the rest of the VasoSeal line, Elite achieves its goals while protecting and preserving the common femoral artery from unnecessary intrusions and left-behind artifacts.

   Elite is designed to serve as the only vascular sealing device a hospital should need to stock. It can be utilized for both diagnostic and interventional procedures. It can be used with a broad variety of 5 to 8 Fr. sheaths. Like VasoSeal ES, Elite has been proven safe and effective in diverse patient populations, including those with peripheral vascular disease.

   ADVANTAGES OF VASOSEAL

   VasoSeal devices offer the following advantages:
   o Reduced time to ambulation: Certain patients can be ambulated much faster than is possible with conventional manual compression methods. This claim provides the following benefits to the user and hospital.
       1. Significant potential savings for hospitals because patients can be moved relatively quickly after their percutaneous catheterization procedures to lower cost areas in the hospital.
       2. Allows the majority of diagnostic angiography patients to be ambulated safely within one hour after the procedure, compared with 4 to 6 hours under standard clinical practice, which involves manual compression for vascular closure.
       3. Lowers the use of human and material resources in the hospital which results in improved patient management and cost minimization.
   o Provides increased comfort and satisfaction for patients. Many patients receiving diagnostic or interventional procedures in hospitals are in poor health, are elderly and/or have other medical problems which make it difficult for them to remain motionless or to lie flat for long periods of time. The pressure devices (i.e. sand bags and manual compression), still predominately used by hospitals to produce vascular sealing, cause further discomfort to these patients.
   o Has been proven to be safe and effective in patients diagnosed with peripheral vascular disease. As a result, VasoSeal can be used on many more patients than other competitive devices.
   o Approved for deployment by healthcare professionals other than physicians (i.e. nurses and technicians), providing a more cost-effective use of hospital resources.
   o Reduced time to discharge: Early discharge of certain patients provides the facility with efficiencies throughout the patient care-path. Fewer patient recovery hours equates to better bed utilization, more efficient staffing and fewer overall resources required, providing another cost saving component of the VasoSeal product use.

   SIGNIFICANT DEVELOPMENTS

   In the last few years, we have expanded our line of vascular sealing products and achieved the following regulatory and marketing milestones:

   United States, FDA Approvals, Major Products:
   o Elite PMA Supplement approved in August 2002
   o VasoSeal Low Profile PMA Supplement approved in June 2002
   o VasoSeal ES PMA Supplement approved in December 1998
   o VasoSeal VHD granted Pre-Market Approval (PMA) in September 1995 United States, FDA Additional VasoSeal Approvals:
   o Modified Hold Technique deployment method in March 2002

   o Reduced time to discharge claim in diagnostic angiography patients in September 2001
   o Use in patients with peripheral vascular disease demonstrated as safe and effective in August 1999
   o Deployment by nurses and technologists in September 1997
   o Use after stent implantation in April 1997
   o Use in radiology procedures in December 1996
   o Early ambulation claim in diagnostic angiography and delayed sheath pull interventional patients in August 1996
   CE Mark Approvals:
   o Elite approved to market in Europe in 2002
   o VasoSeal Low Profile approved to market in Europe in 2002
   o VasoSeal ES approved to market in Europe in 1998
   o VasoSeal VHD approved to market in Europe in 1997
   o Prior to 1997, European approvals for VasoSeal VHD had been granted in individual countries, specifically Italy, Spain and the Netherlands
   Japan:
   o VasoSeal VHD cleared for reimbursement for certain interventional procedures by the Ministry of Health in January 2000
   o VasoSeal VHD approved to market in 1994
   Canada:
   o VasoSeal VHD Medical Device License granted for prior approvals 2000
   o VasoSeal ES Amendment to License approved 2000

   Markets, Sales and Competition. Our VasoSeal line of products is sold to both interventional cardiology and radiology labs, both in hospitals and in independent diagnostic facilities. The current market size for vascular closure devices is approximately $430 million annually. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with the VasoSeal VHD, VasoSeal Low Profile, VasoSeal ES and Elite devices. Our competitors are Abbott Laboratories (Perclose, StarClose and Chito-Seal patch), St. Jude Medical (Angio-Seal), Vascular Solutions, Inc. (Duett and D-Stat Dry patch), Sutura, Inc. (Super Stitch), Marine Polymer Technologies (Syvek Patch) and Scion Technologies (Clo-Sur Pad, marketed by Medtronic, Inc.).

MANUAL COMPRESSION ASSIST PRODUCT

   SAFEGUARD(TM)
   Safeguard is a manual compression assist product to aid in the treatment for hemostasis, providing the customer with multiple device options. It is typically utilized on the femoral arterial site but may also be used in brachial, radial and subclavian vessels as well on cardiac, dialysis and critical care patients. Safeguard affixes to the site with an adhesive backing and offers hands-free pressure through inflation of a bulb with a syringe. Safeguard was introduced in the second quarter of fiscal 2004.

   ADVANTAGES OF SAFEGUARD
   o Adjustable, hands-free pressure which guards the site with consistent pressure
   o Maintains pressure during patient recovery and maximizes valuable staff resources
   o Innovative design makes Safeguard easy to apply and simple to use
   o Provides direct visualization of the site and allows for immediate pressure adjustments
   o Enhanced patient comfort, because Safeguard is flexible and conformable, does not restrict patient mobility and no ancillary equipment or straps are required

   SIGNIFICANT DEVELOPMENTS

   Safeguard has achieved the following milestones:
   o Been determined to be a Class I, exempt product within the FDA regulations; and
   o Received the CE Mark in October 2003.

   Markets, Sales and Competition. We estimate the market for manual compression assist devices to be approximately $60-80 million annually. Safeguard competes with other manually assisted compression devices such as FemStop (Radi) and patches. A number of companies, some of which are larger than us, manufacture and market competitive products. Among them are Abbott Laboratories, St. Jude Medical, Medtronic, Vascular Solutions and Marine Polymer Technologies.

SUTURE BASED PRODUCT

   In May 2004, Datascope acquired certain assets and technology from X-Site Medical, LLC (X-Site), a privately held company located in Blue Bell, Pennsylvania. The acquired assets include all technology related to X-Site's lead product, a suture-based vascular closure device for achieving hemostasis after coronary catheterization procedures. The product is scheduled to be released in fiscal 2005.

   In a controlled clinical study of approximately 260 patients, the X-Site device was shown to be easy to use and demonstrated an excellent safety profile. The device has received FDA clearance and will increase our presence in the vascular closure market. The addition of the X-Site product represents a logical expansion in the area of hemostasis management and reflects our strategy of providing new and innovative products in this field.

   Markets, Sales and Competition. The X-Site product competes in the vascular sealing closure device market estimated at approximately $430 million annually, with suture-mediated devices representing over $100 million in sales. To date, Abbott Laboratories, which markets the Perclose product, is the only other suture-mediated device in this segment. The X-Site product will be manufactured and marketed by the Interventional Products direct sales force, which currently sells other vascular closure devices.

INTERVENTIONAL RADIOLOGY

   PROLUMEN(TM)
   Our first entry in the interventional radiology market was a dialysis access product, the ProLumen, launched in March 2004. ProLumen is a mechanical thrombectomy device designed to break up clots in arteriovenous grafts in patients who are on chronic hemodialysis. The product is placed through a sheath and advanced through the graft. The ProLumen received FDA 510(k) clearance in February 2004.

   ADVANTAGES OF PROLUMEN

   Because of its S-wave wire design, we believe that ProLumen provides superior mechanical thrombectomy and effectively competes with both wall and non-wall contact devices. The S-wave wire also provides excellent maneuverability around tight bends in the graft. ProLumen comes with both the wire and motor drive unit preassembled. Further, there is no capital equipment investment required as the device is a single use product.

   Markets, Sales and Competition. The market for mechanical thrombectomy devices is approximately $30-40 million annually. A larger segment continues to use thrombolytic agents (known as "lyse and wait") prior to mechanical intervention. We cannot predict how quickly the market will shift from these agents to mechanical intervention. ProLumen is primarily marketed to interventional radiologists and vascular surgeons. A number of companies manufacture and market products that compete with ProLumen. Our main competitors are Arrow International and Possis Medical, Inc.

   Clinical Education and Support - Interventional Products. We offer health care providers the following services in connection with our interventional products:
   o On-site training and education of all personnel involved with product deployment and post-deployment patient care to assure successful device outcome
   o 24 hour, 7 days a week clinical support
   o Comprehensive educational materials and programs for staff
   o Patient information guides to educate the patient on appropriate post-care regimens
   o Consultative services to help facilities identify and maximize the goals and objectives of vascular sealing

   INTERVASCULAR (VASCULAR GRAFTS). Our InterVascular Inc. subsidiary designs, manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace and bypass diseased arteries.

InterVascular is actively broadening its line of vascular surgery products. Our vascular graft products and their significant features are as follows.

   INTERGARD(R) KNITTED PRODUCTS
   Collagen coated graft for use in most vascular applications for reconstruction of abdominal and peripheral arteries.

   INTERGARD(R) WOVEN PRODUCTS
   Designed primarily for use in thoracic aortic repair and open-heart surgery.

   INTERGARD(R) SILVER
   o World's first anti-microbial vascular graft
   o Designed to prevent post-operative infection of the graft, which occurs in 2% to 5% of cases, by using the broad spectrum, anti-infective properties of silver, which is released from the surface of the graft into surrounding tissues following implantation
   o Prosthetic graft infections are associated with high morbidity, including amputation and high mortality
   o Vascular graft infection typically lengthens the hospital stay of a patient by up to 50 days, which results in an increase in treatment cost of approximately $85,000

   INTERGARD(R) ULTRATHIN
   o The thinnest knitted polyester collagen coated graft on the market giving it exceptional handling and suturing
   o Designed specifically for use in the replacement of peripheral arteries

   INTERGARD(R) HEPARIN
   o A heparin bonded collagen coated graft for replacement and bypass of peripheral arteries
   o Occlusion of a peripheral graft following surgery is the most frequent cause of graft failure
   o InterGard Heparin is designed to address the issue of occlusion and improve long term patency of the graft by allowing the antithrombogenic and antiproliferative properties of unfractionated heparin to be available locally on the graft surface for several weeks following implantation
   o Three year results of a clinical trial have shown that use of InterGard Heparin has 25% better patency and 65% fewer amputations compared to ePTFE, a synthetic material frequently used for peripheral artery bypass or repair

   HEMACAROTID PATCHES
   o Collagen coated patches used for repair of carotid and peripheral arteries
   o HemaCarotid patches also manufactured in the UltraThin configuration
   o HemaCarotid and HemaPatches also manufactured in Silver and Heparin configurations

   SIGNIFICANT DEVELOPMENTS
   In the last few years, we have expanded our line of vascular graft products and achieved the following regulatory and marketing milestones:
   o HemaPatch Silver was introduced in Europe in March 2004
   o HemaCarotid Patch Heparin was introduced in Europe in March 2004
   o InterGard Heparin UltraThin graft was introduced in the United States in fiscal 2003
   o Aortic Arch and HemaBridge (specialty grafts for thoracic aorta repair and replacement) received FDA clearance in March 2002
   o InterGard Heparin received FDA clearance in January 2001
   o InterGard UltraThin was introduced in the United States during fiscal
     1999
   o InterGard Silver received CE Mark April 1999, for commercial sale throughout European Union
   o InterGard Woven Products were introduced in the United States during fiscal 1999
   o InterGard was approved in both the United States and Japan in fiscal 1998

   Markets, Sales and Competition. Our vascular graft products are sold to vascular and cardiothoracic surgeons. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our vascular graft products. Our major competitors are Boston Scientific, Vascutek, W.L. Gore and Impra, a subsidiary of C.R. Bard, Inc.

   LIFE SCIENCE RESEARCH PRODUCTS. In 1998, we entered the life science research market by forming a new subsidiary, Genisphere Inc. Genisphere has developed reagents based on a new, proprietary class of DNA molecules known as 3DNA(R), or Three Dimensional Nucleic Acid. A reagent is a biologically or chemically active substance. Genisphere's reagents are used to detect and measure other biological substances. Our 3DNA-based reagents have been shown to provide greater sensitivity in nucleic acid and protein detection assays than it is possible to achieve using conventional detection methods.

   Based on our current market entry strategy, our life science research products will be designed primarily for use in newly developed kinds of detection assays. In these new markets, adoption of new technologies, such as 3DNA technology, occurs much faster and potential customers are more highly concentrated and easier to reach, when compared to the mature blot market, which was our initial target market. Our first products for these new markets were detection kits designed to improve the reliability and sensitivity of microarray experiments. We have also recently begun selling proprietary products that are designed to increase the size of nucleic acid samples.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our life science research products. Our major competitors include Amersham Biosciences, PerkinElmer Life Sciences Inc. and Agilent Technologies.

RESEARCH AND DEVELOPMENT

   We invested approximately $32.5 million in 2004, $29.0 million in 2003 and $25.7 million in 2002 on research and development of new products and the improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

OUR MARKETING AND SALES ORGANIZATION

   Our products are sold through direct sales representatives in the United States and a combination of direct sales representatives and independent distributors in international markets. Our worldwide direct sales organization employs approximately 400 people and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians on a continuing basis. Our sales are broadly based and no customer accounted for more than 10% of our total sales in fiscal years 2004, 2003 and 2002. Our primary customers include physicians, hospitals and other medical institutions.

   We provide service and maintenance to purchasers of our products under warranty. After the warranty expires, we provide service and maintenance on a contract basis. We employ service representatives in the United States and Europe and maintain service facilities in the United States, the Netherlands, France, Germany, Belgium and the United Kingdom. We conduct regional service seminars throughout the United States for our customers and their biomedical engineers and service technicians.

   International sales as a percentage of our total sales were 35% in 2004, 32% in 2003 and 30% in 2002. We have subsidiaries in the United Kingdom, France, Germany, Italy, Belgium and the Netherlands. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 10 to the Consolidated Financial Statements for additional information with respect to our international operations and foreign currency exposures.

COMPETITION

   We believe that customers, primarily hospitals and other medical institutions, choose among competing products on the basis of product performance, features, price and service. In general, we believe price has become an important factor in hospital purchasing decisions because of pressure to cut costs. These pressures on hospitals result from federal and state regulations that limit reimbursement for services provided to Medicare and Medicaid patients. There are also cost containment pressures on healthcare systems outside the

U.S., particularly in certain European countries. Many companies, some of which are substantially larger than us, are engaged in manufacturing competing products.

SEASONALITY

   Typically, our net sales are lower in the first and second quarters and higher in the third and fourth quarters. Lower net sales in the first quarter result from patient tendencies to defer, if possible, hospital procedures during the summer months and from the seasonality of the United States and European markets, where summer vacation schedules normally result in fewer hospital procedures. Lower net sales in the second quarter result from holidays in the United States and other markets and patient tendencies to defer, if possible, hospital procedures during these holiday seasons. Independent distributors may randomly place large orders that can distort the net sales pattern just described. In addition, new product introductions and regulatory approvals can impact the typical sales patterns.

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

EMPLOYEES

   At the end of fiscal 2004, we had approximately 1,320 employees worldwide. We believe our relationship with our employees is good.

ORDERS BACKLOG

   At June 30, 2004, we had a total backlog of unshipped customer orders of $26.4 million, primarily for patient monitoring products. Substantially all of the backlog will be delivered in fiscal 2005. The total backlog at June 30, 2003 was $20.7 million.

REGULATION

   Our medical devices are subject to regulation by the FDA. In some cases, they are also subject to regulation by state and foreign governments. The Medical Device Amendment of 1976 and the Safe Medical Device Act of 1990, which are amendments to the Federal Food, Drug and Cosmetics Act of 1938, require manufacturers of medical devices to comply with certain controls that regulate the composition, labeling, testing, manufacturing and distribution of medical devices. FDA regulations known as "Current Good Manufacturing Practices for Medical Devices" provide standards for the design, manufacture, packaging, labeling, storage, installation and service of medical devices. Our manufacturing and assembling facilities are subject to routine FDA inspections. The FDA can also conduct investigations and evaluations of our products at its own initiative or in response to customer complaints or reports of malfunctions. The FDA also has the authority to require manufacturers to recall or correct marketed products which it believes do not comply with the requirements of these laws.

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

   On August 1, 2000, CMS established a product-specific reimbursement system for devices used in the hospital outpatient setting that provided for reimbursement for VasoSeal ES and, as of October 1, 2000, for VasoSeal VHD. Effective April 1, 2001, CMS replaced the product-specific reimbursement system with a new system that provided reimbursement for specific types of devices, including vascular closure devices. VasoSeal VHD and ES devices were eligible for reimbursement under this new system as well. Effective April 1, 2002, CMS significantly reduced the reimbursement rate for all vascular closure devices. These reimbursements ended as of January 1, 2003.

HEALTH CARE REFORM

   Our management cannot predict at this time what impact, if any, the adoption by the United States Congress of health care reform legislation will have on our business.

ITEM 2. PROPERTIES.

   The following table contains information concerning our significant real property that we own or lease:

                                                                                                  OWNERSHIP OR
                                          GENERAL CHARACTER                                         EXPIRATION
LOCATION                                 AND USE OF PROPERTY                                      DATE OF LEASE
--------                             --------------------------------                             -------------
Fairfield, New Jersey                75,000 sq. feet, used for Cardiac Assist facility and          Owned
                                     manufacturing of intra-aortic balloons

Hatfield, Pennsylvania               15,000 sq. feet, used for Genisphere research and              Leased (until 6/30/11)
                                     development, manufacturing and warehousing

Hoevelaken, the Netherlands          12,700 sq. feet, used for administrative offices and the       Owned
                                     European central warehouse

La Ciotat, France                    30,000 sq. feet, used by InterVascular for manufacturing       Owned
                                     and warehousing of vascular grafts and administrative
                                     offices

                                                                                                     OWNERSHIP OR
                                         GENERAL CHARACTER                                            EXPIRATION
LOCATION                                AND USE OF PROPERTY                                         DATE OF LEASE
--------                             ---------------------------                                    -------------

Mahwah, New Jersey                   130,000 sq. feet, used for:                                    Owned

                                     o Patient Monitoring facility - manufacturing and
                                       warehousing of patient monitoring products, research and
                                       development and administrative offices

                                     o Manufacturing of cardiac assist balloon pump systems

Mahwah, New Jersey                   90,000 sq. feet, used for:                                     Owned

                                     o Interventional Products facility - manufacturing,
                                       warehousing, research and development and distribution of
                                       collagen products and administrative offices

                                     o Warehousing, packaging and distribution of cardiac assist products

                                     o Warehousing and distribution of InterVascular products

                                     o Corporate records storage

Montvale, New Jersey                 38,000 sq. feet, used for corporate and InterVascular          Owned
                                     headquarters


   We also lease office space in England, France, Italy, Belgium and Germany. We believe that our facilities and equipment are in good working condition and are adequate for our needs.

ITEM 3.  LEGAL PROCEEDINGS.

   We are subject to litigation in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability for product liability litigation. We receive comments and recommendations with respect to our products from the staff of the FDA and from other agencies on an on-going basis. We may or may not agree with these comments and recommendations. However, we are not a party to any formal regulatory administrative proceedings.

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

   In August 2001, an action was filed in United States District Court for the District of New Jersey against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel, M.D., George Heller, Arno Nash and Datascope Corp. The Complaint alleges, inter alia, that our October 27, 2000 proxy statement contained materially false and misleading statements concerning, among other things, the deductibility for federal income tax purposes of Mr. Saper's bonus compensation, that it omitted material facts regarding the bonuses payable and the number of persons eligible under the Management Incentive Plan, and that it was coercive insofar as it stated that we might grant Mr. Saper a bonus if the Plan were not approved by the stockholders. The Complaint also alleges that the defendant directors breached their duties of good faith and loyalty and were negligent in connection with these matters, and by approving allegedly excessive payments to Mr. Saper. On April 1, 2002, the District

Court granted our motion to dismiss the action, holding that the proxy statement did not contain materially false or misleading statements. The Court declined to exercise its supplemental jurisdiction over the remaining state law claims and dismissed those claims without prejudice. Plaintiff appealed from the order of dismissal to the Third Circuit Court of Appeals. In a decision filed on February 21, 2003, the Third Circuit vacated the District Court's order of dismissal and remanded the case for further proceedings. In so doing, the Third Circuit noted that for purposes of the appeal it was required to accept as true all of the plaintiff's allegations and held that the plaintiff stated a cause of action on the grounds, among other things, that the proxy statement failed to accurately disclose certain matters relating to management incentive plans under which Mr. Saper received compensation. The Third Circuit also found that dismissal of the complaint for failure by plaintiff to make demand upon the Board of Directors prior to bringing a derivative action was not appropriate at this preliminary stage of the case. Following remand, the parties have participated in mediation procedures and have begun discovery.

   On January 28, 2003, Sanmina-SCI, one of our suppliers, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that we are obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages of $1.2 million, plus material markup, carrying costs and interest. In response, we filed an answer denying the allegations of the complaint and counterclaimed for damages we suffered in the amount of $2.3 million for Sanmina-SCI's breach of its obligation to us. We believe we have meritorious defenses and a meritorious counterclaim and intend to proceed vigorously in this matter. Mediation was attempted in April 2004 without success and now discovery is being conducted.

   The Public Prosecutor's Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. The investigation concerns marketing practices under which benefits were provided to customers of the subsidiary. We are cooperating with the investigation. The German subsidiary has annual revenues of under $5 million. We cannot predict at this time what the results of the investigation may be or whether it could have a material adverse effect on us or our business.

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

   On July 20, 2004, a former Datascope employee, Harry Gugnani, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. and various John Does seeking damages for emotional distress, damage to reputation and malicious prosecution related to a criminal action brought against him by the United States Attorney's Office for the District of Maryland. The Company will file an answer denying the allegations of the complaint. The Company believes it has meritorious defenses to Mr. Gugnani's claims and intends to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

The following table sets forth the names, ages, positions and offices of our executive officers:

NAME                        AGE      POSITIONS AND OFFICES PRESENTLY HELD
----                        ---      ------------------------------------
Lawrence Saper               76      Chairman of the Board and Chief Executive Officer
Murray Pitkowsky             73      Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Fred Adelman                 51      Vice President; Chief Accounting Officer; Corporate Controller, Accounting
Nicholas E. Barker           46      Vice President, Corporate Design
Steven Block                 41      Acting President, Patient Monitoring Division
James L. Cooper              53      Vice President, Human Resources
David Gibson                 35      Vice President, Service
Terrence J. Gunning          46      Vice President; President, Cardiac Assist Division
                             41      Vice President; President, Interventional Products Division and InterVascular
Peter Hinchliffe                     Group
Henry Scaramelli             51      Vice President; Corporate Controller, Operations
S. Arieh Zak                 43      Vice President, Regulatory Affairs and Corporate Counsel

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

   Our common stock is traded over-the-counter and is listed on the Nasdaq National Market. Our Nasdaq symbol is DSCP. The following table sets forth, for each quarter period during the last two fiscal years, the high and low sale prices as reported by The Nasdaq Stock Market, and the quarterly dividends per share declared by the Company.


   FISCAL YEAR                        HIGH       LOW      DIVIDENDS
   -----------                         ----       ---     ---------
   2003
    First Quarter                     $30.20     $21.60     $0.05
    Second Quarter                     28.50      23.48      0.05
    Third Quarter                      27.85      21.71      0.05
    Fourth Quarter                     33.00      26.13      0.05
   2004
    First Quarter                     $34.70     $29.17     $0.20(a)
    Second Quarter                     36.80      30.76      0.05
    Third Quarter                      36.82      30.73      0.05
    Fourth Quarter                     40.07      32.74      0.05

---------------
(a) In fiscal 2004, the Company declared a special dividend of $0.15 per share, or $2.2 million, in addition to the regular quarterly dividend of $0.05 per share, which was paid on October 1, 2003 to holders of record on September 2, 2003.

   As of September 1, 2004, there were approximately 546 holders of record of our common stock.

DIVIDEND POLICY

   On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends. Our dividend policy is reviewed periodically.

RECENT SALES OF UNREGISTERED SECURITIES

   None.

ISSUER PURCHASES OF EQUITY SECURITIES

   The following table sets forth information on repurchases by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2004.

                                                                  TOTAL NUMBER OF SHARES    MAXIMUM DOLLAR VALUE
                                 TOTAL NUMBER                      PURCHASED AS PART OF    OF SHARES THAT MAY YET
          FISCAL                   OF SHARES     AVERAGE PRICE      PUBLICLY ANNOUNCED     BE PURCHASED UNDER THE
          PERIOD                   PURCHASED       PER SHARE             PROGRAMS            PROGRAMS ($ 000'S)
 -----------------------------   ------------    -------------    ----------------------   ----------------------
 4/01/04 - 4/30/04                       --          $   --                   --                   $17,500
 5/01/04 - 5/31/04                   48,794           34.65               48,794                    15,809
 6/01/04 - 6/30/04                   78,860           37.88               78,860                    12,822
                                    -------          ------              -------                   -------
 Total Fourth Quarter               127,654          $36.64              127,654                   $12,822
                                    =======          ======              =======                   =======


The current stock repurchase program was announced on May 16, 2001. Approval was granted for up to $40 million in repurchases, and there is no expiration date on the current program.

ITEM 6. SELECTED FINANCIAL DATA.

   The following table sets forth selected financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto on pages F-1 to F-27.

                         SELECTED FINANCIAL INFORMATION

EARNINGS STATEMENT DATA:
 (in thousands, except per share data)

                                                        YEAR ENDED JUNE 30,
                                       ------------------------------------------------------
                                         2004       2003        2002       2001        2000
                                       --------   --------    --------   --------    --------
Net Sales..........................    $343,300   $328,300    $317,400   $312,800    $301,400
                                       --------   --------    --------   --------    --------
Cost of sales......................     140,481    138,153     133,532    125,030     119,665
Research and development...........      32,465     29,034      25,720     24,402      24,426
Selling, general and administrative     137,537    130,871     126,075    117,571     116,792
Other Items (A)....................          --     (3,028)     11,463         --      (3,825)
                                       --------   --------    --------   --------    --------
                                        310,483    295,030     296,790    267,003     257,058
                                       --------   --------    --------   --------    --------
Operating earnings.................      32,817     33,270      20,610     45,797      44,342
Other (income) expense:
 Interest income ..................      (1,822)    (1,607)     (1,913)    (3,692)     (3,686)
 Interest expense .................          26         25         159         74          48
 Other, net .......................         459        350         297       (176)        132
                                       --------   --------    --------   --------    --------
                                         (1,337)    (1,232)     (1,457)    (3,794)     (3,506)
                                       --------   --------    --------   --------    --------
Earnings before taxes on income....      34,154     34,502      22,067     49,591      47,848
Taxes on income....................      10,246     11,203       8,166     15,348      14,773
                                       --------   --------    --------   --------    --------
Net earnings.......................    $ 23,908   $ 23,299    $ 13,901   $ 34,243    $ 33,075
                                       ========   ========    ========   ========    ========
Earnings per share, Basic..........    $   1.62   $   1.58    $   0.94   $   2.30    $   2.18
Earnings per share, Diluted........    $   1.58   $   1.57    $   0.92   $   2.20    $   2.06
Dividends per share (B)............    $   0.35   $   0.20    $   0.20   $   0.19    $   0.12

BALANCE SHEET DATA:
   (in thousands)                                          AS OF JUNE 30,
                                       ------------------------------------------------------
                                         2004       2003        2002       2001        2000
                                       --------   --------    --------   --------    --------
Total assets.......................    $368,335   $338,832    $316,022   $310,335    $295,326
Long-term debt.....................          --         --          --         --          --
Working capital....................     119,868    131,374     118,241    129,715     120,298
Stockholders' equity...............     292,570    271,675     250,978    243,478     227,286
Cash dividends (B).................       5,177      2,957       2,956      2,805       1,809

---------------
(A) Other Items include gain on legal settlement in fiscal 2003, restructuring charges in fiscal 2002 and gain on sale of technology in fiscal 2000.
(B) In fiscal 2004, the Company declared a special dividend of $0.15 per share, or $2.2 million, which was paid on October 1, 2003 to holders of record on September 2, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist/Monitoring Products and Interventional Products/Vascular Grafts. The Cardiac Assist/Monitoring Products segment accounts for 80% of total sales. Our products are sold by direct sales representatives in the United States and a combination of direct sales representatives and independent distributors in international markets. Our largest geographic markets are the United States, Europe and Japan.

   We believe that customers, primarily hospitals and other medical institutions, choose among competing products on the basis of product performance, features, price and service. In general, we believe price has become an important factor in hospital purchasing decisions because of pressure to cut costs. These pressures on hospitals result from federal and state regulations that limit reimbursement for services provided to Medicare and Medicaid patients. There are also cost containment pressures on healthcare systems outside the U.S., particularly in certain European countries. Many companies, some of which are substantially larger than us, are engaged in manufacturing competing products. Our products are generally not affected by economic cycles.

   Our sales growth depends in part upon the successful development and marketing of new products. We have continued our emphasis on new product development and have increased our investment in research and development (R&D). In fiscal 2004 we spent $32.5 million on R&D, an increase of $3.4 million or 12% from fiscal 2003. We expect to increase R&D spending in fiscal 2005 as compared to 2004. We also plan to increase sales through selective acquisitions of products and technologies from other companies. During the past two years we have made investments in several new technologies, including the ProLumen(TM) thrombectomy device and the X-Site vascular closure device. We have also improved our operating margins through increasing the efficiency of our manufacturing operations and cost containment programs.

   Datascope's financial position continued strong at the end of fiscal 2004, with cash and short- and long-term marketable investments at $69.4 million compared to $68.3 million at June 30, 2003. The increase resulted primarily from positive cash flow from operations.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

   The following table shows the comparison of net earnings and earnings per diluted share over the past three fiscal years.


                                                        (DOLLARS IN MILLIONS,
                                                             EXCEPT EPS)
                                                       ----------------------
                                                         YEAR ENDED JUNE 30,
                                                       ----------------------
                                                        2004    2003     2002
                                                        ----    ----     ----
      Net Earnings .................................   $23.9    $23.3   $13.9
      Earnings per share, diluted ..................   $1.58    $1.57   $0.92


   The increase in net earnings and diluted earnings per share in fiscal 2004 compared to fiscal 2003, primarily reflects an increase in earnings from higher sales, an improved gross margin percentage in the Cardiac Assist/ Monitoring Products segment and a lower consolidated effective tax rate. Partially offsetting the above were reduced earnings in the Interventional Products/Vascular Grafts segment.

   Net earnings and earnings per share in fiscal years 2003 and 2002 shown above include the following items: gain on legal settlement of $1.9 million after tax or $0.13 per diluted share in fiscal 2003 and restructuring charges of $9.5 million after tax or $0.63 per diluted share in fiscal 2002.

COMPARISON OF RESULTS--FISCAL 2004 VS. FISCAL 2003

NET SALES (SALES)

   The following table shows sales by product line over the past three fiscal years.

                                                            SALES BY PRODUCT LINE
                                                            (DOLLARS IN MILLIONS)
                                                             YEAR ENDED JUNE 30,
                                                          -------------------------
                                                           2004     2003      2002
                                                           ----     ----      ----
      Patient Monitoring..............................    $144.2   $136.5    $125.0
       % change from prior year ......................         6%       9%       13%
       % of total sales ..............................        42%      42%       39%
      Cardiac Assist..................................    $129.5   $118.4    $112.5
       % change from prior year ......................         9%       5%       (5)%
       % of total sales ..............................        38%      36%       36%
      Interventional Products.........................    $ 37.3   $ 42.0    $ 53.4
       % change from prior year ......................       (11)%    (21)%      (9)%
       % of total sales ..............................        11%      13%       17%
      Vascular Grafts.................................    $ 30.9   $ 30.1    $ 25.5
       % change from prior year ......................         3%      18%       10%
       % of total sales ..............................         9%       9%        8%
      Genisphere......................................    $  1.4   $  1.3    $  1.0
       % change from prior year ......................        --       --        --
       % of total sales ..............................        --       --        --
         Total Sales..................................    $343.3   $328.3    $317.4
         % change from prior year.....................         5%       3%        1%


   Sales of the Cardiac Assist/Monitoring Products segment in fiscal 2004 increased 7% to $273.7 million from $254.9 million last year.

 Patient Monitoring

   Patient monitoring sales in fiscal 2004 rose 6% to $144.2 million compared to $136.5 million last year. The increase in sales was primarily attributable to higher sales of bedside monitors, including the recently introduced Spectrum(TM) and Trio(TM) monitors, increased sales of Masimo SET(R)1 pulse oximetry sensors and favorable foreign exchange translation of $2.2 million. Sales of central monitoring systems decreased in fiscal 2004 because of the introduction of our new Panorama(TM) central monitoring system. During the fourth quarter, many customers placed substantial new orders for Panorama, or replaced existing orders for the older PatientNet central system with orders for Panorama. Only a small number of Panorama units were shipped in the fourth quarter, consistent with our policy of limiting new central monitoring system shipments in the first period after product release.

   The Panorama Patient Monitoring Network is our new platform for centralized monitoring of vital signs information. The Panorama is an integrated family of patient monitoring products that will enable hospitals to seamlessly share information on all patients via one network. Its user interface will be integrated with our Passport 2(R) and Spectrum monitors. This will simplify user training, will enable the capture and storage of all data including continuous 12-lead ECG acquisition, and will provide for control of bedside alarms. Additionally, the Central Station will store all waveform and numeric vital signs gathered by the monitors, creating a continuous electronic patient record. Panorama will also include a compact ambulatory telemetry transmitter, the Panorama Telepack, and an instrument transmitter, the Panorama Instrument Radio, to wirelessly communicate patient data to and from the Panorama Central Station.

---------------
1 Masimo SET is a registered trademark of Masimo Corporation.

   Panorama replaces a previous system purchased by us on an OEM basis and sold by the Patient Monitoring division. We anticipate that the launch of the Panorama will strengthen our competitive position in the high-end market and will increase sales of our wireless systems and of the Spectrum, our high acuity and higher priced monitor. We also anticipate a higher gross margin from sales of the new Panorama system that has a lower manufacturing cost compared to the cost of the OEM system.

 Cardiac Assist

   Cardiac Assist sales in fiscal 2004 increased 9% to $129.5 million from $118.4 million last year, due to continued higher sales of intra-aortic balloon (IAB) catheters and pumps, and favorable foreign exchange translation of $2.6 million. Shipments of the premium-priced Fidelity(TM) 8 Fr. IAB catheter continued to increase, accounting for 82% of total IAB catheter sales in the fourth quarter. Increased purchases of IAB's by our Japanese distributor and higher shipments to other international markets also contributed to increased IAB sales. Higher pump sales reflect continued strong demand for the new CS100(TM) intra-aortic balloon pump, our first fully automatic pump, launched globally in September 2003.

   Sales of the Interventional Products/Vascular Grafts segment decreased 5% to $68.2 million compared to $72.1 million last year.

 Interventional Products

   Sales of Interventional Products decreased 11% to $37.3 million from $42.0 million last year as sales of VasoSeal(R) vascular closure devices continued to weaken, as a result of continued strong competition, and the decline was only partially offset by sales contributed by the new Safeguard(TM) and ProLumen products. Safeguard, a manual compression assist device designed to maintain hemostasis after arterial catheterization procedures, was launched in the second quarter. ProLumen is a new thrombectomy device designed to quickly and effectively clear blood clots from blocked dialysis access sites. Shipment of ProLumen began at the end of the third quarter of fiscal 2004.

   Aside from other new products being developed for the dialysis market, we have undertaken a number of new product initiatives with the intent of halting and reversing the decline of our vascular closure sales. The first such initiative was announced in May 2004 when we acquired assets and technology from X-Site Medical, LLC (X-Site). The acquired assets include all technology related to X-Site's lead product, a suture based vascular closure device for achieving hemostasis after coronary catheterization procedures. Suture based devices represent over $100 million of an estimated $430 million annual market for vascular closure devices. The X-Site product will be marketed by the Interventional Products division through its existing sales force, which currently sells other vascular closure devices.

 Vascular Grafts

   Sales of InterVascular Inc.'s products increased 3% to $30.9 million compared to $30.1 million last year, with favorable foreign exchange contributing $2.0 million to this year's results. Excluding the impact of foreign exchange translation, sales declined 4% due to lower selling prices in certain European markets, lower sales in the U.S. and reduced shipments to InterVascular's distributor in Japan. In March, we resubmitted our 510(k) notification to the FDA for regulatory clearance to market InterGard(R) Silver grafts in the United States. In August, the FDA requested that we provide additional data from our European postmarketing studies of the InterGard Silver.

 Genisphere

   Sales of Genisphere products were $1.4 million in fiscal 2004 compared to $1.3 million in fiscal 2003, as Genisphere continued to pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.

COSTS AND EXPENSES

 Gross Profit (Net Sales Less Cost of Sales)

   The gross profit percentage was 59.1% for fiscal 2004 compared to 57.9% last year, with the increase primarily due to an improved gross margin percentage in the Cardiac Assist/Monitoring Products segment, as a result of cost reduction programs and sales of new products with higher margins. Partially offsetting the above was the impact from a less favorable sales mix, as a result of reduced sales of higher margin interventional products and vascular grafts.

 Research and Development (R&D)

   We continued our companywide focus on new product development and improvements of existing products in fiscal 2004. Spending on research and development reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. Total R&D expenses increased 12% to $32.5 million in fiscal 2004, equivalent to 9.5% of sales compared to $29.0 million, or 8.8% of sales last year.

   R&D expenses for the Cardiac Assist/Monitoring Products segment increased 6% to $20.0 million in fiscal 2004 compared to $18.9 million last year, with the increase primarily due to expenses related to recently introduced products including the CS100 intra-aortic balloon pump in Cardiac Assist and the Panorama, central monitoring network in Patient Monitoring, as well as new product development projects.

   R&D expenses for the Interventional Products/Vascular Grafts segment increased 21% to $9.5 million in fiscal 2004 compared to $7.8 million last year, with the increase primarily due to expenses related to new product development projects in InterVascular.

   The balance of consolidated R&D is in Corporate and Other and amounted to $3.0 million in fiscal 2004 compared to $2.3 million for the comparable period last year.

 Selling, General and Administrative (SG&A)

   Total selling, general and administrative expenses increased 5% to $137.5 million in fiscal 2004, or 40.1% of sales compared to $130.9 million, or 39.9% of sales last year.

   SG&A expenses for the Cardiac Assist/Monitoring Products segment increased 11% to $95.8 million in fiscal 2004, primarily attributable to filling open field sales positions, costs associated with the increased sales and unfavorable foreign exchange translation ($2.6 million).

   SG&A expenses for the Interventional Products/Vascular Grafts segment in fiscal 2004 were essentially unchanged compared to last year at $47.0 million, as lower selling and marketing expenses in Interventional Products were offset by higher expenses in InterVascular attributable to unfavorable foreign exchange translation.

   Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

   The weaker U.S. dollar compared to the Euro and the British Pound increased total SG&A expenses by approximately $4.5 million in fiscal 2004.

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

INTEREST INCOME

   Interest income was $1.8 million in fiscal 2004 compared to $1.6 million last year, with the increase primarily due to a higher average portfolio balance ($65.8 million vs. $49.2 million), partially offset by a decline in the average yield from 3.2% to 2.7%.

INCOME TAXES

   In fiscal 2004, the consolidated effective tax rate was 30.0% compared to 32.5% last year. The lower tax rate in fiscal 2004 was primarily attributable to an increase in the Extraterritorial Income Exclusion (EIE) and the Federal Research Credit. The increase in the EIE was attributable to increased profits from higher U.S. export sales. The higher Federal Research Credit resulted from increased R&D expenses in fiscal 2004. Last year, the effect on the consolidated tax rate of the gain on legal settlement was 0.5%.

NET EARNINGS

   Net earnings were $23.9 million or $1.58 per diluted share in fiscal 2004 compared to $23.3 million, or $1.57 per diluted share in fiscal 2003. Net earnings last year included a gain of $1.9 million after-tax or $0.13 per diluted share, from the settlement of patent litigation with Vascular Solutions, Inc. The increased earnings in fiscal 2004 primarily reflects an increase in profits from higher sales, an improved gross margin in the Cardiac Assist/Monitoring Products segment and a lower consolidated effective tax rate. Partially offsetting the above were reduced earnings in the Interventional Products/Vascular Grafts segment.

PURCHASED TECHNOLOGY

 X-Site

   In May 2004, we acquired certain assets and technology of X-Site Medical, LLC (X-Site), a privately held company in the business of developing, manufacturing and marketing products for the vascular closure market. The acquired assets include all technology related to X-Site's lead product, a suture based vascular closure device for achieving hemostasis after coronary catheterization procedures. The X-Site purchase will broaden and enhance our existing vascular closure product line. The purchase price was approximately $13.6 million, in cash, comprised of an initial payment of $11.4 million, including transaction expenses, and an accrued liability for an additional $2.2 million, representing the present value of guaranteed minimum payments to be paid over the next five years. Pursuant to the asset purchase agreement, we may also be required to make additional contingent payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable. The X-Site purchase was accounted for using the purchase method of accounting. The aggregate purchase price for X-Site was allocated to tangible assets and intangible assets based on their estimated fair value at date of acquisition. There was no goodwill recorded in the transaction because the purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired. Intangible assets acquired of $13.5 million, consisting primarily of intellectual property and manufacturing know-how, are being amortized over a period of approximately 16 years based primarily on the remaining legal life of the underlying acquired technology. An independent valuation firm was used to determine the fair market value of the intangible assets acquired.

 ProLumen

   In May 2003, we acquired technology from Rex Medical, LP, for the ProLumen thrombectomy device. With the launch of the ProLumen in March 2004 we entered the dialysis access market. Thrombectomy is the process of removing blood clots from blocked dialysis access sites. Thrombectomy procedures are performed primarily by interventional radiologists in the U.S., a current and well-established sales call point for our Interventional Products division. Through June 30, 2004, we paid $5.0 million in cash based on achieving certain milestones. The technology transfer agreement also requires us to pay additional contingent payments, which would be triggered by the achievement of additional milestones and sales performance levels not currently estimable. The payments made for the ProLumen technology were recorded as purchased technology and will be amortized over approximately 16 years based on the remaining legal life of the underlying technology.

FOREIGN CURRENCY

   Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the intercompany receivables hedged. The net gains or losses on these foreign currency forward exchange contracts are included within Other, net, in our consolidated statement of earnings. We do not use derivative financial instruments for trading purposes.

   As of June 30, 2004, we had a notional amount of $13.4 million of foreign exchange forward contracts outstanding, all of which were in Euros and British Pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

COMPARISON OF RESULTS-FISCAL 2003 VS. FISCAL 2002

SALES

   Sales of the Cardiac Assist/Monitoring Products segment in fiscal 2003 increased 7% to $254.9 million from $237.5 million last year.

 Cardiac Assist

   Cardiac assist product sales increased 5% to $118.4 million in fiscal 2003. The increase is due to stronger worldwide sales of intra-aortic balloon pumps, a modest increase in sales of balloon (IAB) catheters and the favorable effect of foreign exchange translation. Our distributor in Japan reduced purchases of IAB catheters in the first half of the fiscal year in order to reduce inventory and resumed its normal purchasing pattern in the second half of the year. Sales of the new, premium-priced Fidelity(TM) 8 Fr. IAB catheter continued to grow, accounting for 61% of total IAB catheter sales in the fourth quarter.

 Patient Monitoring

   Sales of patient monitoring products rose 9% to $136.5 million in fiscal 2003. The sales increase reflects strong growth of several product lines, including Accutorr Plus(R) noninvasive blood pressure monitors, wireless central monitoring systems, Masimo SET pulse oximetry sensors and the Anestar(TM) anesthesia delivery system. Favorable foreign exchange translation also contributed to sales growth.

   During the third quarter, we positioned ourselves for renewed growth in the bedside monitoring market segment with the introduction of two new monitors, Spectrum(TM) and Trio(TM). The Spectrum monitor is a battery-powered, portable bedside monitor for the high-end, critical care market, a $650 million market segment. The Trio is a compact and highly portable monitor with applications in a wide variety of hospital and outpatient settings. It is aimed at price sensitive markets such as surgery centers, general hospital applications and international markets. The Trio should enable us to expand our share of an estimated $80 million low-end monitor market. Shipments of Spectrum in the U.S. and to international markets began in the third quarter. Shipments of Trio to international markets began in the third quarter, and U.S. sales are expected to begin in the first half of fiscal 2004 when FDA market clearance is expected. Sales of bedside monitors increased in the fourth quarter following the introduction of these two new products.

   Sales of the Interventional Products/Vascular Grafts segment decreased 9% to $72.1 million compared to $78.9 million last year.

 Interventional Products

   Sales of VasoSeal(R) sealing devices decreased 21% to $41.2 million from $52.0 million last year due to continued strong competition and to the production problem that arose shortly after manufacturing of

VasoSeal Elite(TM) began in the third quarter, which interrupted the launch of this next-generation product. This production problem was resolved and shipments of VasoSeal Elite devices, which incorporate a new, proprietary collagen hemostat, resumed in June.

   Sales of collagen hemostats were $0.8 million compared to $1.4 million last year with the decrease due to reduced sales in international markets.

   During the first quarter of fiscal 2004 we changed the name of our Collagen Products division, which manufactures and markets the VasoSeal devices, to the Interventional Products division. The new name reflects our objective to broaden the product portfolio offered by the division to include new products for interventional cardiology and interventional radiology that are not collagen-based. The first of these new products, Safeguard, an innovative pressure-assisted dressing for post-hemostasis wound management was launched in the first half of fiscal 2004.

 Vascular Grafts

   Sales of InterVascular, Inc.'s products increased 18% to $30.1 million, primarily reflecting favorable foreign exchange translation, a full year of direct sales in the U.S., and increased sales of the InterGard Silver anti-microbial graft in Europe. Sales in the U.S. were also higher than last year because our former distributor, whose termination became effective at the end of December 2001, placed no orders in the second quarter last year. We are continuing to seek FDA approval to sell InterGard Silver grafts in the United States.

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

COSTS AND EXPENSES

   The gross profit percentage of 57.9% for fiscal 2003 was unchanged from last year. An improved gross margin in the Cardiac Assist/Monitoring Products segment as a result of cost reduction programs and higher average selling prices was offset by the effect of a less favorable sales mix, the write-off of obsolete inventory related to the MR Monitor line and costs associated with the VasoSeal Elite production problem. In addition, for fiscal 2003, the gross margin was favorably impacted by an insurance settlement of $500 thousand recorded in the first quarter related to unusable collagen inventory, which was reserved for in June 1997 with a charge to cost of sales. Datascope filed a claim under its property insurance policy for the unusable collagen inventory. When we received the insurance settlement of $500 thousand, in the first quarter of fiscal 2003, the settlement was accounted for as a reduction to cost of sales, consistent with the accounting treatment for the related inventory reserve.

   We continued our companywide focus on new product development and improvements of existing products in fiscal 2003. Spending on research and development reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. R&D expenses increased 13% to $29.0 million in fiscal 2003, equivalent to 8.8% of sales compared to $25.7 million, or 8.1% of sales last year.

   R&D expenses for the Cardiac Assist/Monitoring Products segment increased 10% to $18.9 million in fiscal 2003 compared to $17.2 million last year, with the increase primarily due to new product development projects in Patient Monitoring.

   R&D expenses for the Interventional Products/Vascular Grafts segment increased 19% to $7.8 million in fiscal 2003 compared to $6.6 million last year, with the increase primarily due to new product development projects in InterVascular.

   The balance of consolidated R&D is in Corporate and Other and amounted to $2.3 million in fiscal 2003 compared to $1.9 million for the comparable period last year.

   Selling, general and administrative expenses increased 4% to $130.9 million in fiscal 2003, or 39.9% of sales compared to $126.1 million, or 39.7% of sales last year.

   SG&A expenses for the Cardiac Assist/Monitoring Products segment increased 3% to $86.2 million in fiscal 2003, primarily attributable to filling open positions, costs associated with the increased sales and the impact of foreign exchange translation.

   SG&A expenses for the Interventional Products/Vascular Grafts segment decreased 2% to $47.1 million in fiscal 2003. The decrease was primarily attributable to lower selling and marketing expenses in Interventional Products, partially offset by increased selling expenses in InterVascular due to a full year of U.S. direct field force expenses in fiscal 2003 compared to a half year in fiscal 2002 and the impact of foreign exchange translation.

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

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at June 30, 2004 was $119.9 million compared to $131.4 million at June 30, 2003. The current ratio was 3.3:1 compared to 3.8:1 at June 30, 2003. The decrease in working capital and the current ratio was primarily the result of a decrease in cash and short-term investments
($14.3 million) and accounts receivable ($3.3 million), and an increase in current liabilities ($6.7 million). Partially offsetting the above was an increase in prepaid expenses and other current assets ($8.8 million) and inventories ($3.4 million).

   The decrease in cash and short-term investments was primarily due to our decision to invest more funds in long-term investments to increase the investment yield on the portfolio. Long-term investments increased
$15.4 million at June 30, 2004 compared to June 30, 2003. The decrease in accounts receivable of $3.3 million primarily reflected a decrease in days sales outstanding resulting from tighter control over the granting of credit terms and improved collections. The increase in prepaid expenses and other current assets of $8.8 million resulted primarily from an increase in prepaid income taxes. The increase in inventories was attributable to the build-up of inventory for new products, such as the Panorama central monitoring system, ProLumen, Safeguard and Elite.

   In fiscal 2004, cash provided by operations was $38.5 million compared to $39.8 million last year. The decrease is primarily attributable to an increase in inventories and other current assets, as discussed above.

   Net cash used in investing activities was $33.3 million, primarily attributable to purchases of investments of $73.7 million, offset by $69.4 million for maturities of investments, $15.2 million for purchased technology and licenses, $5.3 million for capitalized software and the purchase of $6.8 million of property, plant and equipment. Net cash used in financing activities was $7.5 million, due to $5.2 million dividends paid and stock repurchases of $9.8 million, offset by stock option activity of $7.4 million.

   Purchases of technology and licenses included cash payments for the X-Site assets and technology of $11.4 million and milestone payments to Rex Medical, LP for the ProLumen and others devices of $3.8 million.

   We purchased about 273,000 of our common shares for approximately $9.8 million during fiscal year 2004.

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

   In fiscal 2003, cash provided by operations was $39.8 million compared to $24.0 million in fiscal 2002. The increase is primarily attributable to the higher net earnings, higher depreciation and amortization and a decrease in accounts receivable.

   Net cash used in investing activities was $30.4 million, attributable to purchases of investments of $54.1 million, offset by $35.7 million for maturities of investments, capitalized software of $4.8 million, purchased technology and licenses of $2.1 million, equity investments of $0.4 million and the purchase of $4.6 million of property, plant and equipment. Net cash used in financing activities was $3.2 million, due to $3.0 million dividends paid and stock repurchases of $0.9 million, offset by stock option activity of $0.7 million.

   We purchased about 35,000 of ourcommon shares for approximately $0.9 million during fiscal year 2003.

   Working capital at June 30, 2002 was $118.2 million compared to $129.7 million at June 30, 2001. The current ratio was 3.4:1 compared to 3.5:1 at June 30, 2001. The decrease in working capital was primarily the result of a decrease in cash and short term investments ($16.8 million), partially offset by a decrease in current liabilities ($2.6 million).

   In fiscal 2002, cash provided by operations was $24.0 million, primarily attributable to net earnings and depreciation and amortization, partially offset by increased other assets and a decrease in accounts payable. Net cash used in investing activities was $12.1 million, primarily attributable to the purchase of $6.0 million of property, plant and equipment, investments of $68.0 million, offset by $68.5 million for maturities of investments, capitalized software of $4.8 million, equity investments of $1.6 million and purchased technology and licenses of $0.3 million. Net cash used in financing activities was $11.1 million, attributable to stock repurchases of $9.4 million and $3.0 million dividends paid, partially offset by $1.3 million cash received from exercise of stock options.

   We purchased about 233,000 of our common shares for approximately $9.4 million during fiscal year 2002.

   We believe our financial resources are sufficient to meet our projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected us. The impact of foreign exchange rate fluctuations, primarily the Euro and British Pound, did not have a significant impact on our liquidity.

   Consistent with recent business and financial plans, the Company has concluded that we may no longer hold our investment portfolio to maturity. Accordingly, we reclassified the investment portfolio from held-to-maturity to available-for-sale, excluding the preferred stock investments.

   Presented below is a summary of our contractual obligations and other commitments as of June 30, 2004.

   (DOLLARS IN MILLIONS)                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------------------------------------------------------
                                                          TOTAL    LESS THAN 1 YEAR   1-3 YEARS    3-5 YEARS   MORE THAN 5 YEARS
                                                          -----    ----------------   ---------    ---------   -----------------
   Operating lease obligations (1) ....................   $ 8.6         $ 3.3            $3.9        $0.9            $ 0.5
   Purchase commitments (1,2) .........................    36.3          36.3              --          --               --
   Contingent milestone payments (3) ..................    19.8           1.3             2.5         4.6             11.4
                                                          -----         -----            ----        ----            -----
   Total contractual obligations and other commitments    $64.7         $40.9            $6.4        $5.5            $11.9
                                                          =====         =====            ====        ====            =====

---------------
(1) In accordance with accounting principles generally accepted in the United States, these obligations are not recorded in the consolidated balance sheet.
(2) These amounts include commitments for inventory and capital expenditures that do not exceed our projected requirements over the related terms and are in the normal course of business.
(3) These amounts represent contingent milestone payments under various agreements, including X-Site and Rex Medical. While it is not certain if and/or when these payments will be made, we have included the payments in the table based on our estimate of the earliest date when the milestones or contingencies may be met.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the possibility that the release of the Panorama will not strengthen the Company's competitive position in the high-end market, or increase sales of wireless systems and the Spectrum monitor because of the risk that planned enhancements to the initial launch version of the Panorama are not completed in a timely manner, or the possibility that margins in the Patient Monitoring division will not improve, market conditions may change, particularly as the result of competitive activity in the cardiac assist, vascular sealing and other markets served by the Company, the Company's dependence on certain unaffiliated suppliers (including single source manufacturers) for Patient Monitoring, Cardiac Assist and Interventional products and the Company's ability to gain market acceptance for new products. Additional risks are the ability of the Company to successfully introduce new products, continued demand for the Company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by us with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We regularly evaluate our estimates and assumptions on an on-going basis and adjust as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that the following are our most critical accounting policies and estimates:

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

   o ALLOWANCE FOR DOUBTFUL ACCOUNTS

       We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at estimated net realizable value. We rely on prior experience to estimate cash which ultimately will be collected from the gross receivables balance at period-end. Such amount cannot be known with certainty at the financial statement date. We maintain a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. We also maintain an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

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

   o INCOME TAXES

       As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax expense as well as assessing temporary differences in the treatment of items for tax and accounting purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess whether it will be more likely than not that our deferred tax assets will be recovered from future taxable income, and to the extent that we cannot conclude that recovery is likely, a valuation allowance must be established. At June 30, 2004, we had approximately $14.7 million of gross deferred tax assets, including net operating loss and tax credit carryforwards that will expire from 2005 to 2014 if not utilized. We have recorded a valuation allowance at June 30, 2004 of $1.6 million for the net operating loss and tax credit carryforwards, which we believe will not be fully realized based upon our estimates of future taxable income.

       We have not recorded U.S. deferred income taxes on our international subsidiaries' undistributed earnings, because such amounts are intended to be reinvested outside the United States indefinitely. However, should we change our business and tax strategies in the future and decide to repatriate a portion of these earnings to one of our U.S. subsidiaries, additional U.S. tax liabilities would be incurred.

       In the normal course of business, we will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of tax credits and deductions and the allocation of income among various tax jurisdictions. Tax reviews frequently require an extended period of time to resolve and may result in income tax adjustments. In our opinion, adequate provisions for income taxes have been made for all years subject to audit. Our U.S. income tax returns for fiscal 1998 and prior years have been audited by the Internal Revenue Service and are closed. In the U.S., the statutory audit period has expired for fiscal years 1999 and 2000, and is open for subsequent years.

   o PENSION PLAN ACTUARIAL ASSUMPTIONS

       We sponsor defined benefit pension plans covering substantially all of our employees who meet the applicable eligibility requirements. We use several actuarial and other statistical factors which attempt to estimate the ultimate expense and liability related to our pension plans. These factors include assumptions about discount rate, expected return on plan assets and rate of future compensation increases. In addition, subjective assumptions, such as withdrawal and mortality rates are utilized. The actuarial assumptions may differ materially from actual results due to the changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences, depending on their magnitude, could have a significant impact on the amount of pension expense we record in any particular period.

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

   In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106," ("SFAS No. 132 (revised)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS
No. 132 (revised) is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. Based on these effective dates, we have provided the additional interim disclosures beginning with our third quarter ended March 31, 2004 and the annual disclosures beginning with our fiscal year ended June 30, 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the intercompany receivables hedged. The net gains or losses on these foreign currency forward exchange contracts are included within Other, net, in our consolidated statements of earnings. We do not use derivative financial instruments for trading purposes.

None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2004, 2003 and 2002.

As of June 30, 2004, we had a notional amount of $13.4 million of foreign exchange forward contracts outstanding, all of which were in Euros and British Pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See Financial Statements following Item 15 of this Annual Report on Form 10-
K.

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

   There have been no significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the Company's most recent fiscal quarter. The Company has implemented additional control procedures over the classification of amounts reported in the Consolidated Statements of Cash Flows.

ITEM 9B. OTHER INFORMATION.

   Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

   The following table provides information as of June 30, 2004 about our Common Stock that may be issued under our existing equity compensation plans upon the exercise of stock options or otherwise:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF SECURITIES
                                             NUMBER OF SECURITIES                            REMAINING AVAILABLE FOR
                                               TO BE ISSUED UPON       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                                  EXERCISE OF         EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                             OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                                 WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
 -----------------------------------------   --------------------    --------------------   -------------------------
                                                      (A)                    (B)                       (C)
Equity compensation plans approved by
  security holders (1)....................         2,607,657                $31.46                   580,591
Equity compensation plans not approved by
  security holders........................           106,700(2)             $22.02                        --
                                                   ---------                ------                   -------
   Total .................................         2,714,357                $31.08                   580,591

---------------
(1) See footnote 9 to the Consolidated Financial Statements for a description of our stock option plans and the compensation plan for non-employee directors.
(2) Includes grants of options to consultants to purchase up to 76,700 shares of our Common Stock. These options have terms ranging from 5 to 10 years, with exercise prices ranging from $18.25 to $39.45. Some of these options vest over time or upon the occurrence of specified events.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
1. Financial Statements

   Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                         PAGE
                                                                         ----
Report of Independent Registered Public Accounting Firm ..........       F-1
Consolidated balance sheets - June 30, 2004 and 2003 .............       F-2
Consolidated statements of earnings - Years ended June 30, 2004,
  2003 and 2002...................................................       F-3
Consolidated statements of stockholders' equity - Years ended
  June 30, 2004, 2003 and 2002....................................       F-4
Consolidated statements of cash flows - Years ended June 30,
  2004, 2003 and 2002.............................................       F-5
Notes to consolidated financial statements .......................   F-6 - F-27
   2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts ..................       S-1


   All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

   3. Exhibits

EXHIBIT NO.                              DOCUMENT DESCRIPTION
-----------                              --------------------
 3.1          Restated Certificate of Incorporation as filed with the Secretary of
              State of the State of Delaware on October 30, 1989, incorporated by reference as Exhibit 3.1 to the registrant's Registration Statement on
              Form 8-B, filed with the Commission in January 1990 (the "Form 8-B").
 3.2          By-Laws, incorporated by reference to Exhibit 3.2 to the Company's Annual
              Report on Form 10-K for fiscal year ended June 30, 1993.
 4.1          Specimen of certificate of Common Stock, incorporated by reference to
              Exhibit 4.2 to the Form 8-B.
 4.2          Form of Certificate of Designations of the Company's Series A Preferred
              Stock, incorporated by reference to Exhibit 2.2 to the Company's
              Registration Statement on Form 8-A, filed with the Commission on May 31,
              1991 (the "Form 8-A").
 4.3          Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2.1 to the Form 8-A.
 4.4          Form of Amendment to Rights Agreement, dated May 24, 2000, between the
              Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2 to the Form 8-A/A, filed with the Commission on
              June 1, 2000.
10.1          Datascope Corp. 1981 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2.1 to the Form 8-B.
10.2          Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the
              quarter ended December 31, 1997 (the "2Q 1997 10-Q").
10.3          Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to
              Exhibit 10.2 to the 2Q 1997 10-Q.
10.4          Datascope Corp. Annual Incentive Plan, incorporated by reference to
              Exhibit 10.3 to the 2Q 1997 10-Q.
10.5          Datascope Corp. Amended and Restated Compensation Plan for Non-Employee
              Directors, incorporated by reference to Annex A to the Company's Proxy
              Statement on Schedule 14A filed by the Company on October 28, 2002.
10.6          Employment Agreement, dated July 1, 1996, by and between the Company and
              Lawrence Saper, incorporated by reference to Exhibit 10.8 to the Annual
              Report on Form 10-K for the fiscal year ended June 30, 1997.

EXHIBIT NO.                              DOCUMENT DESCRIPTION
-----------                              --------------------
10.7          Split-Dollar Agreement, dated July 25, 1994, by and among the Company,
              Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees
              of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K
              for fiscal year ended June 30, 1996 (the "1996 10-K").
10.8          Modification Agreement, dated July 25, 1994, by and among the Company,
              Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees
              of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.16 to the 1996 10-K.
10.9          Assignment, dated July 25, 1994, by Carol Saper, Daniel Brodsky and Helen
              Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of
              Metropolitan Life Insurance Company Insurance Policy No. 940 750 122UM in
              favor of the Company, incorporated by reference to Exhibit 10.17 to the
              1996 10-K.
10.10         Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and
              Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of
              Security Mutual Life Insurance Company of New York Insurance Policy
              No. 11047711 in favor of Datascope Corp., incorporated by reference to
              Exhibit 10.18 to the 1996 10-K.
10.11         Stock Option Agreement between the Company and William E. Cohn, incorporated by reference to Exhibit 4.1 of the Registration Statement on
              Form S-8, filed with the Commission on June 20, 2000 (the "June 20, 2000
              Form S-8").
10.12         Stock Option Agreement between the Company and Thor W. Nilsen, incorporated by reference to Exhibit 4.2 of the June 20, 2000 Form S-8.
10.13         Stock Option Agreement between the Company and Robert Getts, Ph.D., incorporated by reference to Exhibit 4.3 of the June 20, 2000 Form S-8.
10.14         Stock Option Agreement between the Company and Robert Getts, Ph.D., James
              Kadushin and William Ohley, Ph.D., incorporated by reference to Exhibit
              4.4 of the June 20, 2000 Form S-8.
10.15         Stock Option Agreement between the Company and Arno Nash and Alan
              Abramson, incorporated by reference to Exhibit 4.5 of the June 20, 2000
              Form S-8.
10.16         Stock Option Agreement between the Company and David Altschiller, incorporated by reference to Exhibit 4.7 of the June 20, 2000 Form S-8.
10.17         Amendment to Employment Agreement, dated as of May 30, 2000, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to
              Exhibit 10.22 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2000.
10.18         Series G Preferred Stock Purchase Agreement, dated as of September 14,
              2001, by and between Masimo Corporation and Datascope Corp., incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K
              for fiscal year ended June 30, 2002 (the "2002 10-K").
10.19         Second Amendment to Employment Agreement, dated as of October 31, 2001, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.20 of the 2002 10-K.
10.20         Stock Option Agreement between the Company and William L. Asmundson, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed with the Commission on December 19, 2001 (the
              "December 19, 2001 Form S-8").
10.21         Stock Option Agreement between the Company and Jorgen K. Winther, incorporated by reference to Exhibit 10.2 of the December 19, 2001 Form S-
              8.
10.22         Third Amendment to Employment Agreement, dated as of March 13, 2002, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.23 of the 2002 10-K.
10.23         Fourth Amendment to Employment Agreement, dated as of October 1, 2002, by and between Datascope Corp. and Lawrence Saper.
10.24         Stock Option Agreement between the Company and David Altschiller, dated
              February 25, 2003 incorporated by reference to Exhibit 4.2 of the
              Registration Statement on Form S-8, filed with the Commission on May 30,
              2003 (the "May 30, 2003 Form S-8").
10.25         Stock Option Agreement between the Company and Dr. Samuel Money, incorporated by reference to Exhibit 4.3 of the May 30, 2003 Form S-8.

EXHIBIT NO.                              DOCUMENT DESCRIPTION
-----------                              --------------------
10.26         Stock Option Agreement between the Company and Leonard Gottlieb, dated
              May 20, 2003.
10.27         Datascope Corp. 2004 Management Incentive Plan, incorporated by reference to Annex A to the Company's Proxy Statement on Schedule 14A filed by the
              Company on October 28, 2003.
21.1*         Subsidiaries of the Company.
23.1*         Consent of Deloitte& Touche LLP.
31.1*         Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-
              14(a)
31.2*         Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-
              14(a)
32.1*         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*Filed herewith.

(b) Reports on Form 8-K.

   During the last quarter for which this report on Form 10-K is filed, we filed a Form 8-K dated April 29, 2004 reporting under Item 9 of our issuance of the Earnings Release of Datascope Corp. dated April 28, 2004, and we filed, on behalf of Datascope Corp. 401(k) Savings and Supplemental Retirement Plan, a Form 8-K dated June 10, 2004 reporting under Item 4 of the change in the plan's certifying accountant.

(c) Exhibits.

   See Item 15(a)(3) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DATASCOPE CORP.

Date: September 13, 2004     By: /s/ Lawrence Saper
                                 -------------------------------------
                             Name: Lawrence Saper
                             Title: Chairman of the Board
                                    and Chief Executive Officer

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

               SIGNATURE                                          TITLE                                    DATE
               ---------                                          -----                                    ----
          /s/ Lawrence Saper              Chairman of the Board and Chief Executive Officer           September 13, 2004
  ------------------------------------     (Principal Executive Officer)
             Lawrence Saper


         /s/ Murray Pitkowsky             Senior Vice President, Chief Financial Officer,             September 13, 2004
  ------------------------------------     Treasurer and Secretary (Principal Financial Officer)
            Murray Pitkowsky


           /s/ Fred Adelman               Vice President; Chief Accounting Officer; Corporate         September 13, 2004
  ------------------------------------     Controller, Accounting (Principal Accounting Officer)
              Fred Adelman


           /s/ Alan Abramson              Director                                                    September 13, 2004
  ------------------------------------
             Alan Abramson


         /s/ David Altschiller            Director                                                    September 13, 2004
  ------------------------------------
           David Altschiller


         /s/ William Asmundson            Director                                                    September 13, 2004
  ------------------------------------
           William Asmundson


           /s/ George Heller              Director                                                    September 13, 2004
  ------------------------------------
             George Heller


          /s/ Robert Klatell              Director                                                    September 13, 2004
  ------------------------------------
             Robert Klatell


             /s/ Arno Nash                Director                                                   September 13, 2004
  ------------------------------------
               Arno Nash

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

   We have audited the accompanying consolidated balance sheets of Datascope Corp. and its subsidiaries (the "Company") as of June 30, 2004 and 2003 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the index at
Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and its subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------

Parsippany, New Jersey
September 13, 2004

                        DATASCOPE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  JUNE 30,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
                          ASSETS
Current Assets:
 Cash and cash equivalents ..............................    $  8,123   $ 10,572
 Short-term investments .................................      16,013     27,878
 Accounts receivable less allowance for doubtful
   accounts of $2,414 and $2,020.........................      70,603     73,924
 Inventories ............................................      52,858     49,409
 Prepaid income taxes ...................................      10,042      4,106
 Prepaid expenses and other current assets ..............       8,529      5,621
 Current deferred taxes .................................       6,500      6,006
                                                             --------   --------
   Total Current Assets..................................     172,668    177,516
Property, Plant and Equipment, net ......................      88,915     89,607
Long-term Investments ...................................      52,223     36,827
Intangible Assets .......................................      23,748      6,505
Other Assets ............................................      30,781     28,377
                                                             --------   --------
                                                             $368,335   $338,832
                                                             ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable .......................................    $ 16,982   $ 13,137
 Accrued expenses .......................................      15,790     14,064
 Accrued compensation ...................................      15,840     14,579
 Deferred revenue .......................................       4,188      4,362
                                                             --------   --------
   Total Current Liabilities.............................      52,800     46,142
Other Liabilities .......................................      22,965     21,015
Commitments and Contingencies ...........................          --         --
Stockholders' Equity:
 Preferred stock, par value $1.00 per share:
   Authorized 5 million shares; Issued, none.............          --         --
 Common stock, par value $.01 per share:
   Authorized, 45 million shares;
   Issued, 18,044 and 17,750 shares......................         180        178
 Additional paid-in capital .............................      81,571     73,319
 Treasury stock at cost, 3,254 and 2,981 shares .........     (97,177)   (87,423)
 Retained earnings ......................................     311,643    292,912
 Accumulated other comprehensive loss:
   Cumulative translation adjustments....................      (2,502)    (4,435)
   Minimum pension liability adjustments.................        (619)    (2,876)
   Unrealized loss on available-for-sale securities......        (526)        --
                                                             --------   --------
    Total Stockholders' Equity ..........................     292,570    271,675
                                                             --------   --------
                                                             $368,335   $338,832
                                                             ========   ========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEAR ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                     2004        2003       2002
                                                                                   --------    --------   --------
Net Sales......................................................................    $343,300    $328,300   $317,400
                                                                                   --------    --------   --------
Costs and Expenses:
 Cost of sales.................................................................     140,481     138,153    133,532
 Research and development expenses.............................................      32,465      29,034     25,720
 Selling, general and administrative expenses..................................     137,537     130,871    126,075
                                                                                   --------    --------   --------
   Subtotal....................................................................     310,483     298,058    285,327
 Gain on legal settlement......................................................          --      (3,028)        --
 Restructuring charges.........................................................          --          --     11,463
                                                                                   --------    --------   --------
                                                                                    310,483     295,030    296,790
                                                                                   --------    --------   --------
Operating Earnings.............................................................      32,817      33,270     20,610
Other (Income) Expense:
 Interest income...............................................................      (1,822)     (1,607)    (1,913)
 Interest expense..............................................................          26          25        159
 Other, net....................................................................         459         350        297
                                                                                   --------    --------   --------
                                                                                     (1,337)     (1,232)    (1,457)
                                                                                   --------    --------   --------
Earnings Before Taxes on Income................................................      34,154      34,502     22,067
Taxes on Income................................................................      10,246      11,203      8,166
                                                                                   --------    --------   --------
Net Earnings...................................................................    $ 23,908    $ 23,299   $ 13,901
                                                                                   ========    ========   ========
Earnings Per Share, Basic......................................................    $   1.62    $   1.58   $   0.94
                                                                                   ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Basic....................      14,782      14,774     14,778
                                                                                   ========    ========   ========
Earnings Per Share, Diluted....................................................    $   1.58    $   1.57   $   0.92
                                                                                   ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Diluted..................      15,121      14,850     15,075
                                                                                   ========    ========   ========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (SHARES AND DOLLARS IN THOUSANDS)

                              COMMON STOCK                    TREASURY STOCK                  ACCUMULATED
                             --------------    ADDITIONAL    -----------------                   OTHER
                                       PAR      PAID-IN                          RETAINED    COMPREHENSIVE
                             SHARES   VALUE     CAPITAL     SHARES      COST     EARNINGS        LOSS          TOTAL
                             ------   -----    ----------   ------    --------   --------    -------------   --------
Balance, June 30, 2001...    17,508    $175     $69,148     (2,713)   $(77,038)  $261,625      $(10,432)     $243,478
Net earnings.............                                                          13,901                      13,901
Foreign currency
  translation............                                                                         2,605         2,605
                                                                                                             --------
Total comprehensive
  income.................                                                                                      16,506
                                                                                                             --------
Stock option
  transactions...........       216       3       7,833                 (6,534)                                 1,302
Tax benefit relating to
  exercise of stock
  options................                         2,094                                                         2,094
Cancellation of treasury
  stock..................                (1)     (6,533)                 6,534                                     --
Treasury shares acquired
  under repurchase
  programs...............                                     (233)     (9,446)                                (9,446)
Cash dividends on common
  stock..................                                                          (2,956)                     (2,956)
                             ------    ----     -------     ------    --------   --------      --------      --------
Balance, June 30, 2002...    17,724     177      72,542     (2,946)    (86,484)   272,570        (7,827)      250,978
Net earnings.............                                                          23,299                      23,299
Minimum pension
  liability adjustments,
  net of tax of $1,988...                                                                        (2,876)       (2,876)
Foreign currency
  translation............                                                                         3,392         3,392
                                                                                                             --------
Total comprehensive
  income.................                                                                                      23,815
                                                                                                             --------
Stock option
  transactions...........        26       1         885                   (179)                                   707
Tax benefit relating to
  exercise of stock
  options................                            71                                                            71
Cancellation of treasury
  stock..................                          (179)                   179                                     --
Treasury shares acquired
  under repurchase
  programs...............                                      (35)       (939)                                  (939)
Cash dividends on common
  stock..................                                                          (2,957)                     (2,957)
                             ------    ----     -------     ------    --------   --------      --------      --------
Balance, June 30, 2003...    17,750     178      73,319     (2,981)    (87,423)   292,912        (7,311)      271,675
Net earnings.............                                                          23,908                      23,908
Minimum pension
  liability adjustments,
  net of tax of ($1,559).                                                                         2,257         2,257
Foreign currency
  translation............                                                                         1,933         1,933
Unrealized loss on
  available-for-sale
  securities, net of tax
  of $196................                                                                          (526)         (526)
                                                                                                             --------
Total comprehensive
  income.................                                                                                      27,572
                                                                                                             --------
Stock option
  transactions...........       294       2       7,860                   (452)                                 7,410
Tax benefit relating to
  exercise of stock
  options................                           844                                                           844
Cancellation of treasury
  stock..................                          (452)                   452                                     --
Treasury shares acquired
  under repurchase
  programs...............                                     (273)     (9,754)                                (9,754)
Cash dividends on common
  stock..................                                                          (5,177)                     (5,177)
                             ------    ----     -------     ------    --------   --------      --------      --------
Balance, June 30, 2004...    18,044    $180     $81,571     (3,254)   $(97,177)  $311,643      $ (3,647)     $292,570
                             ======    ====     =======     ======    ========   ========      ========      ========

                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                    YEAR ENDED JUNE 30,
                                                                                              -------------------------------
                                                                                                2004        2003       2002
                                                                                              --------    --------   --------
OPERATING ACTIVITIES:
 Net Earnings.............................................................................    $ 23,908    $ 23,299   $ 13,901
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation...........................................................................      14,577      14,219     13,296
   Amortization...........................................................................       3,148       2,189        945
   Provision for supplemental pension.....................................................       1,115         733        501
   Provision for losses on accounts receivable............................................         661       1,118         91
   Write-down of facility in Vaals, The Netherlands.......................................          --          --      1,807
   Write-off of investments in AMG and QualiMed...........................................          --          --      3,247
   Deferred income tax (benefit)..........................................................       2,263        (479)      (130)
   Tax benefit relating to stock options exercised........................................         844          71      2,094
 Changes in assets and liabilities
   Accounts receivable....................................................................       3,734       7,132     (2,057)
   Inventories............................................................................      (9,069)     (3,623)    (2,110)
   Other assets...........................................................................      (7,537)        294     (3,237)
   Accounts payable.......................................................................       3,724      (2,376)    (3,981)
   Accrued and other liabilities..........................................................       1,171      (2,806)      (412)
                                                                                              --------    --------   --------
 Net cash provided by operating activities................................................      38,539      39,771     23,955
                                                                                              --------    --------   --------
INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...............................................      (6,827)     (4,644)    (6,001)
 Purchases of investments.................................................................     (73,699)    (54,100)   (68,042)
 Maturities of investments................................................................      69,446      35,737     68,503
 Capitalized software.....................................................................      (5,343)     (4,806)    (4,768)
 Purchased technology and licenses........................................................     (15,206)     (2,133)      (266)
 Equity investments and other.............................................................      (1,701)       (450)    (1,554)
                                                                                              --------    --------   --------
 Net cash used in investing activities....................................................     (33,330)    (30,396)   (12,128)
                                                                                              --------    --------   --------
FINANCING ACTIVITIES:
 Treasury shares acquired under repurchase programs.......................................      (9,754)       (939)    (9,446)
 Exercise of stock options................................................................       7,410         707      1,302
 Cash dividends paid......................................................................      (5,177)     (2,957)    (2,956)
                                                                                              --------    --------   --------
 Net cash used in financing activities....................................................      (7,521)     (3,189)   (11,100)
                                                                                              --------    --------   --------
Effect of exchange rates on cash..........................................................        (137)     (1,162)      (724)
                                                                                              --------    --------   --------
Increase in cash and cash equivalents.....................................................      (2,449)      5,024          3
Cash and cash equivalents, beginning of year..............................................      10,572       5,548      5,545
                                                                                              --------    --------   --------
Cash and cash equivalents, end of year....................................................    $  8,123    $ 10,572   $  5,548
                                                                                              ========    ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest...............................................................................    $     26    $     25   $    159
                                                                                              --------    --------   --------
   Income taxes...........................................................................    $ 10,665    $ 13,819   $  7,546
                                                                                              --------    --------   --------
 Non-cash investing and financing activities:
   Net transfers of inventory to fixed assets for use as demonstration equipment..........    $  6,314    $  8,566   $  8,024
                                                                                              --------    --------   --------
   Net present value of guaranteed milestone payments accrued on X-Site purchase..........    $  2,179    $     --   $     --
                                                                                              --------    --------   --------

                       DATASCOPE CORP. AND SUBSIDIARIES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Company Overview

   Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. Our products are sold through our own direct sales representatives in the United States and a combination of direct sales representatives and independent distributors in international markets.

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

 Taxes on Income

   We utilize the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

 Cash and Cash Equivalents

   Cash and cash equivalents consist primarily of highly liquid investments which have original maturities less than 90 days. We maintain overdraft facilities with certain banks. Any overdraft positions at the end of each reporting period are reclassified to accounts payable within the consolidated balance sheet.

 Inventories

   Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method.

 Property, Plant and Equipment

   Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Asset and accumulated depreciation accounts are relieved for dispositions, with resulting gains or losses reflected in

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

earnings. Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the various assets, or for leasehold improvements, over the term of the lease, if shorter. Certain products used as sales demonstration and service loaner equipment are transferred from inventory to machinery and equipment and depreciated over 3 to 5 years.

 Impairment of Long Lived Assets

   The recoverability of certain long-lived assets is evaluated by an analysis of undiscounted cash flows expected to result from the use and eventual disposition of an asset or group of assets compared to its carrying value, and consideration of other significant events or changes in the business environment. If we believe an impairment exists, the carrying amount of these assets is reduced to fair value as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

   b. Internal Use Capitalized Computer Software Costs--We capitalize costs incurred to develop internal use computer software during the application development stage, in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal use computer software costs are amortized on a straight line basis over the remaining estimated economic life of the software, not to exceed 5 years. Costs become amortizable as functionality of the computer software is achieved.

 Intangible Assets

   a. Purchased Technology--We capitalize payments for purchased technology when it is considered probable that the technology will be brought to market in the near future and the profitability of the product is such that it can support recovery of the investment. Satisfaction of the above conditions requires that there be no significant uncertainty about attaining marketability and the remaining open issues necessary to have a saleable product are reasonably predictable. Purchased technology is amortized on a straight-line basis over the remaining estimated economic life of the technology.

   b. Goodwill--Goodwill represents the excess of cost over the fair value of net assets acquired. The Company discontinued amortizing goodwill in fiscal 2002 in accordance with SFAS No. 142. Under the provisions of SFAS No. 142, we perform an annual impairment test on the carrying value of goodwill. There was no impairment of goodwill based on appropriate testing and analysis.

 Revenue Recognition

   We recognize revenue and all related costs, including warranty costs, when title and risk of loss passes to the customer and collectibility of the sales price is reasonably assured. Revenue is recognized for products shipped FOB shipping point when they leave our premises. Revenue is recognized for products shipped FOB destination when they reach the customer. For certain products where we maintain consigned inventory at customer locations, revenue is recognized at the time we are notified that the product has been used by the customer. We record estimated sales returns as a reduction of net sales in the same period that the related

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

revenue is recognized. Historical experience is used to estimate an accrual for future returns relating to recorded sales, as well as estimated warranty costs. Revenue for service repairs and maintenance is recognized after service has been completed, and service contract revenue is deferred and recognized ratably over the term of the contract. For certain products, revenue is recognized individually for delivered components when undelivered components, such as installation, are not essential to their functionality. Post shipment obligations for training commitments are considered perfunctory, and sales are recognized when delivered with provision for incremental costs.

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

 Stock-Based Compensation

   We adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997 and SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure--an amendment of FASB Statement No. 123," in January 2003. We continue to account for our employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   In accordance with SFAS No. 123, and as amended by SFAS No. 148, the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to our stock option plans, pro forma net earnings and earnings per share would have been reported as the following pro forma amounts:

                                                                                YEAR ENDED JUNE 30,
                                                                           ----------------------------
                                                                             2004      2003       2002
                                                                           -------    -------   -------
      Net earnings--as reported ........................................   $23,908    $23,299   $13,901
      Add: Total stock-based employee compensation
       expense included in determination of net
       income as reported ..............................................        --         --        --
      Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects ......................    (3,446)    (3,475)   (6,563)
                                                                           -------    -------   -------
      Net earnings--pro forma ..........................................   $20,462    $19,824   $ 7,338
                                                                           =======    =======   =======
      Earnings per share:
       Basic--as reported ..............................................   $  1.62    $  1.58   $  0.94
                                                                           =======    =======   =======
       Basic--pro forma ................................................   $  1.38    $  1.34   $  0.50
                                                                           =======    =======   =======
       Diluted--as reported ............................................   $  1.58    $  1.57   $  0.92
                                                                           =======    =======   =======
       Diluted--pro forma ..............................................   $  1.35    $  1.33   $  0.49
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

   The fair values of option grants were determined using the Black-Scholes option-pricing model with the following assumptions:

                                                                 YEAR ENDED JUNE 30,
                                                         ----------------------------------
                                                            2004        2003         2002
                                                         ---------    ---------   ---------
      Dividend yield .................................        0.59%        0.71%       0.66%
      Volatility .....................................          32%          34%         34%
      Risk-free interest rate ........................        3.94%        2.50%       3.77%
      Expected life ..................................   5.2 Years    5.2 Years   5.2 Years

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

   In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88 and 106," ("SFAS No. 132 (revised)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS
No. 132 (revised) is effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. Based on these effective dates, we have provided the additional interim disclosures beginning with our third quarter ended March 31, 2004, and the annual disclosures beginning with our fiscal year ended June 30, 2004.

2. FINANCIAL INSTRUMENTS AND INVESTMENTS

   The fair value of accounts receivable and payable are assumed to equal their carrying value because of their short maturity. Fair values of short-term investments are based upon quoted market prices, including accrued interest, and approximate their carrying values due to their short maturities. Fair values of long-term investments, which mature in years 2006 to 2013, are also based upon quoted market prices and include accrued interest. Investments in preferred stock are carried at cost and evaluated for impairment. We determined that our investment portfolio will be held-to-maturity and is therefore carried at amortized cost. Investments in preferred stock are accounted for under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or carried at cost, as appropriate.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2. FINANCIAL INSTRUMENTS AND INVESTMENTS--(CONTINUED)

   As of June 30, 2004, investments were classified as follows:

                                                    GROSS UNREALIZED
                                                  --------------------
                                         COST       GAINS      LOSSES   FAIR VALUE
                                      ----------  ---------  ---------  ----------
SHORT TERM
----------
U.S. Treasury Securities............    $16,004    $    19    $    10    $16,013
                                        =======    =======    =======    =======
LONG TERM
---------
U.S. Treasury Securities............    $43,870    $   290    $ 1,165    $42,995
AAA--Rated Corporate Notes..........      2,084        144         --      2,228
Preferred Stock.....................      7,000         --         --      7,000
                                        -------    -------    -------    -------
 Long-term total ...................    $52,954    $   434    $ 1,165    $52,223
                                        =======    =======    =======    =======
 Totals ............................    $68,958    $   453    $ 1,175    $68,236
                                        =======    =======    =======    =======

   As of June 30, 2003, investments were classified as follows:

                                                        GROSS
                                                      UNREALIZED
                                        CARRYING   ----------------
SHORT TERM                               VALUE      GAINS    LOSSES   FAIR VALUE
----------                              --------   ------    ------   ----------
U.S. Treasury Securities                $27,878    $  107     $  1      $27,984
                                        =======    ======     ====      =======
LONG TERM
---------
U.S. Treasury Securities..              $27,730    $1,099     $138      $28,691
AAA--Rated Corporate Notes                2,097       294       --        2,391
Preferred Stock...........                7,000        --       --        7,000
                                        -------    ------     ----      -------
 Long-term total .........              $36,827    $1,393     $138      $38,082
                                        =======    ======     ====      =======
 Totals ..................              $64,705    $1,500     $139      $66,066
                                        =======    ======     ====      =======

   Our preferred stock investments are in privately held companies for which fair value is not readily determinable. We have reviewed these investments for impairment and concluded that there was no impairment at the end of fiscal 2004.

   Consistent with recent business and financial plans, the Company has concluded that we may no longer hold our investment portfolio to maturity. Accordingly, we reclassified the investment portfolio from held-to-maturity to available-for-sale, excluding the preferred stock investments. As a result of the above, unrealized losses of $722 thousand, net of related income taxes of $196 thousand, as of June 30, 2004 were recorded in accumulated other comprehensive loss in stockholders' equity.

   Contractual maturities of debt securities as of June 30, 2004 are as follows:

      AVAILABLE-FOR-SALE                                          FAIR VALUE
      ------------------                                          ----------
      Due within one year ...................................      $16,013
      Due after one year through five years .................       22,721
      Due after five years through ten years ................       22,502
                                                                   -------
                                                                   $61,236
                                                                   =======

 Derivative Financial Instruments

   We have limited involvement with derivative financial instruments and do not use them for trading purposes. We utilize foreign currency forward exchange contracts to mitigate the foreign exchange impact of gains or losses relating to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the intercompany receivables hedged. These contracts are not designated as hedges and are recorded at fair value with any gains or losses recognized in current period earnings.

   We recorded net losses related to these contracts of $0.5 million, $1.6 million and $1.6 million in 2004, 2003 and 2002, respectively. These amounts, included within Other, net, in our consolidated statements of

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2. FINANCIAL INSTRUMENTS AND INVESTMENTS--(CONTINUED)

earnings, consist of gains and losses from contracts settled during fiscal years 2004, 2003 and 2002, as well as contracts outstanding at June 30, 2004, 2003 and 2002 that are recorded at fair value.

   As of June 30, 2004, we had a notional amount of $13.4 million of foreign currency forward exchange contracts outstanding, all of which were in Euros and British Pounds. The foreign currency forward exchange contracts generally have maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The foreign currency forward exchange contracts are with large international financial institutions.

   None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2004, 2003 and 2002.

 Concentration of Credit Risk

   Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers' financial condition are performed. We maintain reserves for potential credit losses and these losses have not exceeded our expectations.

3. INVENTORIES, NET

                                                                         JUNE 30,
                                                                    ------------------
                                                                      2004      2003
                                                                    -------    -------
      Materials .................................................   $21,480    $20,523
      Work in process ...........................................    10,650      8,093
      Finished goods ............................................    20,728     20,793
                                                                    -------    -------
                                                                    $52,858    $49,409
                                                                    =======    =======

4. PROPERTY, PLANT AND EQUIPMENT

                                                                        JUNE 30,
                                                                  --------------------
                                                                    2004        2003
                                                                  --------    --------
      Land ....................................................   $ 10,706    $ 10,250
      Buildings                                                     51,584      49,366
      Machinery, furniture and equipment ......................     97,825      95,220
      Leasehold improvements ..................................      3,408       3,202
                                                                  --------    --------
                                                                   163,523     158,038
      Less accumulated depreciation and amortization ..........     74,608      68,431
                                                                  --------    --------
                                                                  $ 88,915    $ 89,607
                                                                  ========    ========

   Depreciation expense was $14.6 million in 2004, $14.2 million in 2003 and $13.3 million in 2002. We estimate the useful life of machinery and equipment at 3 to 5 years, furniture at 8 years and buildings at 40 years.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


5. ACQUIRED INTANGIBLE ASSETS

   The following is a summary of our intangible assets.

                                                                          JUNE 30,
                                                                     -----------------
      INTANGIBLE ASSETS                                                2004      2003
      -----------------                                              -------    ------
      Purchased technology and licenses, gross ...................   $19,889    $2,505
      Accumulated amortization ...................................      (206)      (65)
                                                                     -------    ------
      Purchased technology and licenses, net                         $19,683    $2,440
                                                                     =======    ======

   Amortization expense for the fiscal years ended June 30, 2004 and 2003 was $141 thousand and $46 thousand, respectively.

   The balances in purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture based vascular closure device and the ProLumen thrombectomy device, purchased from Rex Medical LP.

 X-Site Acquisition

   In May 2004, we acquired certain assets and technology of X-Site Medical, LLC, (X-Site) a privately held company in the business of developing, manufacturing and marketing products for the vascular closure market. The acquired assets include all technology related to X-Site's lead product, a suture based vascular closure device for achieving hemostasis after coronary catheterization procedures. The X-Site purchase will broaden and enhance our existing vascular closure product line. The purchase price was approximately $13.6 million, in cash, comprised of an initial payment of $11.4 million, including transaction expenses, and an accrued liability for an additional $2.2 million, representing the present value of guaranteed minimum payments ($1.7 million long-term liability and $0.5 million current liability) to be paid over the next five years. Pursuant to the asset purchase agreement, we may also be required to make additional contingent payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable. The X-Site purchase was accounted for using the purchase method of accounting. The aggregate purchase price for X-Site was allocated to tangible assets and intangible assets based on their estimated fair value at date of acquisition. There was no goodwill recorded in the transaction because the purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired. Intangible assets acquired of $13.5 million, consisting primarily of intellectual property and manufacturing know-how, are being amortized over a period of approximately 16 years based primarily on the remaining legal life of the underlying acquired technology.

   The following table summarizes the allocation of the X-Site purchase price to the estimated fair values of the assets acquired.

      ASSETS ACQUIRED                                            ESTIMATED FAIR VALUES
      ---------------                                            ---------------------
      Inventory..............................................           $    18
      Plant and equipment....................................               131
      Purchased technology...................................            13,451
                                                                        -------
      Total purchase price...................................           $13,600
                                                                        =======

 ProLumen Technology Acquisition

   In May 2003, we acquired technology from Rex Medical LP, for the ProLumen thrombectomy device. With the launch of the ProLumen in March 2004 we entered the dialysis access market. Thrombectomy is the process of removing blood clots from blocked dialysis access sites. Thrombectomy procedures are performed

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


5. ACQUIRED INTANGIBLE ASSETS--(CONTINUED)

primarily by interventional radiologists in the U.S., a current and well-established sales call point for our Interventional Products division. Through June 30, 2004, we paid $5.0 million in cash ($3.0 million in fiscal 2004 and $2.0 million in fiscal 2003) based on achieving certain milestones. The technology transfer agreement also requires us to pay additional contingent payments, which would be triggered by the achievement of certain additional milestones and sales performance levels not currently estimable. The payments made for the ProLumen technology were recorded as purchased technology and will be amortized over approximately 16 years based on the remaining legal life of the underlying technology.

   At June 30, 2004, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.9 million, $1.4 million, $1.5 million, $1.6 million and $1.9 million for fiscal years 2005, 2006, 2007, 2008 and 2009, respectively.

 Goodwill

   Goodwill as of June 30, 2004 and 2003 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the fiscal year ended June 30, 2004. Amortization of goodwill was discontinued upon the adoption of SFAS No. 142 in fiscal year 2002. The Company's annual impairment test is performed during the fourth quarter of its fiscal year.
There has been no impairment of goodwill based on appropriate testing and analysis performed since the initial test for impairment in the fourth quarter of fiscal 2002.

   Of the $4.1 million in net goodwill, $1.8 million is included in the lnterventional Products/Vascular Grafts segment and the remaining $2.3 million is in Corporate and Other.

6. OTHER ASSETS

   Other Assets at June 30, 2004 and 2003 were comprised of the following:

                                                                         JUNE 30,
                                                                    ------------------
                                                                      2004      2003
                                                                    -------    -------
      Capitalized software, net of accumulated amortization of
       $7,366 and $4,358 ........................................   $16,129    $14,000
      Cash surrender value of officers' life insurance ..........    10,994     10,684
      Equity investments ........................................     2,215      1,872
      Other non-current assets ..................................     1,443      1,122
      Non-current deferred tax assets ...........................        --        699
                                                                    -------    -------
                                                                    $30,781    $28,377
                                                                    =======    =======

   Amortization of capitalized software costs was $3.0 million in fiscal 2004, $2.2 million in fiscal 2003 and $945 thousand in fiscal 2002.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


7. TAXES ON INCOME

   The provision for taxes on income consisted of the following:

                                                                                                      YEAR ENDED JUNE 30,
                                                                                                  ---------------------------
                                                                                                    2004      2003      2002
                                                                                                  -------    -------   ------
      Taxes currently payable:
       Federal ................................................................................   $ 5,262    $ 8,566   $6,794
       State                                                                                        1,609      2,069    1,325
       Foreign ................................................................................     1,112      1,047      177
                                                                                                  -------    -------   ------
         Total current.........................................................................     7,983     11,682    8,296
                                                                                                  -------    -------   ------
      Deferred income taxes:
       Federal ................................................................................     1,692        (72)      36
       State ..................................................................................       556       (199)    (242)
       Foreign ................................................................................        15       (208)      76
                                                                                                  -------    -------   ------
         Total deferred........................................................................     2,263       (479)    (130)
                                                                                                  -------    -------   ------
         Total provision for taxes on income...................................................   $10,246    $11,203   $8,166
                                                                                                  =======    =======   ======

   Amounts are reflected in the preceding table based on the location of the taxing authorities. As of June 30, 2004, we have not made a U.S. tax provision for the unremitted earnings of our international subsidiaries. These earnings, which approximated $56.9 million as of June 30, 2004, are expected, for the most part, to be permanently reinvested outside of the United States. However, should we change our business and tax strategies in the future and decide to repatriate a portion of these earnings to one of our U.S. subsidiaries, additional U.S. tax liabilities would be incurred.

   Included in the net deferred income tax assets at June 30, 2004 is $1.4 million that has been recorded as a component of accumulated other comprehensive loss.

   Reconciliation of the U.S. statutory income tax rate to our effective tax rate is shown below:

                                                                    YEAR ENDED JUNE 30,
                                             -----------------------------------------------------------------
                                                    2004                   2003                   2002
                                             -------------------    -------------------    -------------------
                                                       EFFECTIVE              EFFECTIVE              EFFECTIVE
                                              AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE
                                             -------      ----      -------      ----      -------      ----
Tax computed at federal statutory rate ...   $11,954      35.0%     $12,076      35.0%     $ 7,723      35.0%
(Decrease) increase resulting from:
 Benefit from foreign sales corporation
   and extraterritorial income exclusion .    (1,795)     (5.3)      (1,415)     (4.1)      (1,153)     (5.2)
 State taxes on income, net of federal
   income tax benefit ....................     1,407       4.1        1,346       3.9          839       3.8
 Rate differential on foreign income(a) ..      (710)     (2.1)      (1,109)     (3.2)         373       1.7
 Other ...................................      (610)     (1.7)         305       0.9          384       1.7
                                             -------      ----      -------      ----      -------      ----
   Total provision for taxes on income ...   $10,246      30.0%     $11,203      32.5%     $ 8,166      37.0%
                                             =======      ====      =======      ====      =======      ====

---------------
(a) Includes effect of non-tax deductible foreign restructuring expenses in fiscal 2002.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


7. TAXES ON INCOME--(CONTINUED)

   Deferred taxes arise because of differences in the timing of recognition between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items that we receive a tax deduction for, but have not yet been recorded in the consolidated statement of earnings). Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

   The tax effects of the major items recorded as deferred income tax assets and liabilities are:

                                                                         JUNE 30,
                                                                    ------------------
                                                                      2004      2003
                                                                    -------    -------
       DEFERRED INCOME TAX ASSETS
       --------------------------
       Inventories ..............................................   $ 4,447    $ 3,833
       Accounts receivable ......................................       600        535
       Warranty .................................................       732        412
       Foreign and state tax credits ............................     1,016        932
       Unrealized foreign exchange losses .......................       245        364
       Supplemental pension .....................................     5,649      5,215
       Tax loss carryforwards ...................................     1,558      1,546
       Minimum pension liability ................................       429      1,988
       Other ....................................................        39        688
                                                                    -------    -------
         Total...................................................   $14,715    $15,513
                                                                    =======    =======
       DEFERRED INCOME TAX LIABILITIES
       -------------------------------
       Accelerated depreciation .................................   $ 9,347    $ 6,605
       State income taxes .......................................       732        657
                                                                    -------    -------
         Total...................................................    10,079      7,262
                                                                    -------    -------
       Net deferred income tax assets ...........................     4,636      8,251
       Less: Valuation allowance ................................    (1,558)    (1,546)
                                                                    -------    -------
         Total...................................................   $ 3,078    $ 6,705
                                                                    =======    =======

   A valuation allowance was recorded at June 30, 2004 and 2003, respectively, because the tax loss carryforwards may not be realizable. The valuation allowance reduces the deferred tax assets to our best estimate of net deferred assets which more likely than not will be realized.

   The valuation allowance increased by $12 thousand and $125 thousand during fiscal 2004 and 2003, respectively, due to the net increase in foreign and state tax loss carryforwards. The valuation allowance of $1.6 million at June 30, 2004 was comprised of tax benefits of $0.4 million of foreign tax loss carryforwards and $1.2 million of state tax loss carryforwards. Benefits from foreign tax loss carryforwards expire during the period 2005 through 2011. The benefits of state tax loss carryforwards expire during the period 2005 through 2014.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


8. OTHER LIABILITIES

   Other liabilities at June 30, 2004 and 2003 were comprised of the following:

                                                                         JUNE 30,
                                                                    ------------------
                                                                      2004      2003
                                                                    -------    -------
      Supplemental pension payable ..............................   $13,993    $12,934
      Non-current deferred taxes ................................     3,422         --
      X-Site guaranteed minimum payments ........................     1,701         --
      Minimum pension liability .................................     1,303      5,193
      Non-current deferred income ...............................     1,034      1,427
      Other non-current liabilities .............................     1,512      1,461
                                                                    -------    -------
                                                                    $22,965    $21,015
                                                                    =======    =======

9. STOCK OWNERSHIP PLANS

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

   A summary of activity under the stock option plans is as follows:

                                                  YEAR ENDED JUNE 30,
                          --------------------------------------------------------------------
                                  2004                    2003                    2002
                          --------------------    --------------------    --------------------
                                      WEIGHTED                WEIGHTED                WEIGHTED
                                       AVERAGE                 AVERAGE                 AVERAGE
                                      EXERCISE                EXERCISE                EXERCISE
                           SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                          ---------   --------    ---------   --------    ---------   --------
Outstanding at July 1.    2,833,214    $30.20     2,484,996    $30.92     1,985,155    $29.91
 Granted .............      498,655     33.82       625,750     28.03     1,103,750     30.19
 Exercised ...........     (306,079)    25.58       (32,182)    20.34      (369,274)    21.18
 Canceled ............     (311,433)    32.77      (245,350)    33.30      (234,635)    34.20
                          ---------               ---------               ---------
Outstanding at June 30    2,714,357     31.08     2,833,214     30.20     2,484,996     30.92
                          =========               =========               =========
Exercisable at June 30    1,598,247    $30.91     1,585,722    $29.67     1,285,005    $28.70
                          ---------               ---------               ---------

   At June 30, 2004 there were 3,294,948 shares of common stock reserved for stock options.

   The weighted average fair value of options granted was $11.74 in 2004, $9.58 in 2003 and $10.91 in 2002.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. STOCK OWNERSHIP PLANS--(CONTINUED)

   The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2004.

                                                                            STOCK OPTIONS
                                     STOCK OPTIONS OUTSTANDING               EXERCISABLE
                             ----------------------------------------    --------------------
                                              WEIGHTED       WEIGHTED                WEIGHTED
                                              AVERAGE         AVERAGE                 AVERAGE
                                             REMAINING       EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES      OPTIONS     CONTRACTUAL LIFE     PRICE      OPTIONS      PRICE
------------------------     ---------    ----------------   --------    ---------   --------
$15.63--$28.67 ...........     941,222          6.17          $26.36       819,475    $26.77
$28.80--$32.86 ...........   1,010,110          8.66          $30.66       256,915    $30.14
$33.07--$41.58 ...........     763,025          7.15          $37.48       521,857    $37.80
                             ---------                                   ---------
                             2,714,357          7.37          $31.08     1,598,247    $30.91
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

   A fourth stock repurchase program for $40 million was announced on May 16, 2001. We acquired 704,000 shares through June 30, 2004 at a cost of $27.2 million.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


9. STOCK OWNERSHIP PLANS--(CONTINUED)

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

   o A non-employee director may elect to defer receipt of the annual retainer in which case the annual retainer will be paid entirely in shares of our common stock that will be deposited into a director's account established under the plan

   o In the case of a non-employee director who does not elect to defer the retainer (or who has not filed a form of election), a portion of the retainer will be paid in cash that is equivalent to the current maximum federal income tax liability and the balance in our common stock

   o Distribution of amounts in a director's account will be made when an event of distribution occurs, in accordance with the method of distribution stated in the form of election

   o Each member of the Board of Directors who is not an employee of, or consultant to, the Company receives an annual grant of options to purchase 5,000 shares of our common stock

   o In fiscal 2003, an additional grant of options to purchase 2,500 shares of our common stock was given to each eligible member of the Board of Directors

10. SEGMENT INFORMATION

   Our business is the development, manufacture and sale of medical devices. We have two reportable segments, Cardiac Assist/Monitoring Products and Interventional Products/Vascular Grafts.

   The Cardiac Assist/Monitoring Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of vascular disease and electronic physiological monitors that provide for patient safety and management of patient care.

   The Interventional Products/Vascular Grafts segment includes vascular sealing devices, which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures, interventional radiology products used in dialysis access and a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

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

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


10. SEGMENT INFORMATION--(CONTINUED)

                                    CARDIAC     INTERVENTIONAL
                                    ASSIST/        PRODUCTS/      CORPORATE
                                   MONITORING      VASCULAR          AND
                                    PRODUCTS        GRAFTS        OTHER(A)    CONSOLIDATED
                                    --------       --------        -------      --------
YEAR ENDED JUNE 30, 2004
Net sales to external customers     $273,751       $ 68,157        $ 1,392      $343,300
Operating earnings.............     $ 35,391       $ (5,079)       $ 2,505      $ 32,817
Assets (b).....................     $179,768       $101,127        $87,440      $368,335
Long-lived asset expenditures..     $  6,353       $ 22,481        $ 1,644      $ 30,478
Depreciation and amortization..     $ 14,250       $  2,384        $ 1,091      $ 17,725
YEAR ENDED JUNE 30, 2003
Net sales to external customers     $254,941       $ 72,048        $ 1,311      $328,300
Operating earnings (c).........     $ 29,732       $    504        $ 3,034      $ 33,270
Assets (b).....................     $183,259       $ 71,256        $84,317      $338,832
Long-lived asset expenditures..     $  5,645       $  5,214        $ 2,259      $ 13,118
Depreciation and amortization..     $ 13,934       $  1,556        $   918      $ 16,408
YEAR ENDED JUNE 30, 2002
Net sales to external customers     $237,560       $ 78,865        $   975      $317,400
Operating earnings (d).........     $ 15,071       $  1,879        $ 3,660      $ 20,610
Assets (b).....................     $184,040       $ 61,479        $70,503      $316,022
Long-lived asset expenditures..     $  5,013       $  4,249        $ 4,201      $ 13,463
Depreciation and amortization..     $ 11,918       $  1,594        $   729      $ 14,241

---------------
(a) Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other include cash, investments, property, plant and equipment including the corporate headquarters, goodwill and cash surrender value of officers' life insurance. Segment SG&A expenses include fixed corporate G&A charges.
(b) Assets in the Interventional Products/Vascular Grafts segment include goodwill of $1.8 million in 2004, 2003 and 2002. Assets in Corporate and Other include goodwill of $2.3 million in 2004, 2003 and 2002.
(c) Operating earnings for Corporate and Other includes a $3 million gain on legal settlement in fiscal 2003.
(d) Fiscal 2002 operating earnings for the Cardiac Assist/Monitoring Products segment includes $5.8 million in restructuring expenses and fiscal 2002 operating earnings for the Interventional Products/Vascular Grafts segment includes $5.7 million in restructuring expenses.

   Reconciliation to consolidated earnings before income taxes:

                                                                                                      YEAR ENDED JUNE 30,
                                                                                                 ----------------------------
                                                                                                   2004      2003       2002
                                                                                                 -------    -------   -------
      Consolidated operating earnings ........................................................   $32,817    $33,270   $20,610
      Interest income, net ...................................................................     1,796      1,582     1,754
      Other (expense) income .................................................................      (459)      (350)     (297)
                                                                                                 -------    -------   -------
      Consolidated earnings before taxes .....................................................   $34,154    $34,502   $22,067
                                                                                                 =======    =======   =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. SEGMENT INFORMATION--(CONTINUED)

   The following table presents net sales by geography based on the location of the external customer.

                                                                                                    YEAR ENDED JUNE 30,
                                                                                              -------------------------------
                                                                                                2004        2003       2002
                                                                                              --------    --------   --------
      United States .......................................................................   $223,973    $224,054   $221,199
      Foreign Countries ...................................................................    119,327     104,246     96,201
                                                                                              --------    --------   --------
       Total                                                                                  $343,300    $328,300   $317,400
                                                                                              ========    ========   ========

   The following table presents long-lived assets by geography.

                                                                                                    YEAR ENDED JUNE 30,
                                                                                              -------------------------------
                                                                                                2004        2003       2002
                                                                                              --------    --------   --------
      United States .......................................................................   $132,319    $113,363   $108,493
      Foreign Countries ...................................................................     11,125      10,427      9,435
                                                                                              --------    --------   --------
       Total                                                                                  $143,444    $123,790   $117,928
                                                                                              ========    ========   ========

11. RETIREMENT BENEFIT PLANS

   We have various retirement benefit plans covering substantially all U.S. and international employees. Total expense for the domestic and international retirement plans was $6.4 million in 2004, $5.2 million in 2003 and $4.6 million in 2002. Below is a further description of our retirement benefit plans.

 Defined Benefit Plans -- U.S. and International

   We have a defined benefit pension plan designed to provide retirement benefits to substantially all U.S. employees. U.S. pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Retirement benefits for the international plan are based on years of service, final average earnings and social security benefits. Funding policies are based on local statutes and the assets are invested in guaranteed insurance contracts.

 Supplemental Executive Retirement Plans (SERP)

   We have noncontributory, unfunded supplemental defined benefit retirement plans (SERP) for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, and certain current and former key officers. Life insurance has been purchased to recover a portion of the net after tax cost for these SERPs. The assumptions used to develop the supplemental pension cost and the actuarial present value of the projected benefit obligation are reviewed annually.

   A summary of Mr. Saper's SERP is as follows:

   o Mr. Saper is entitled to receive a lifetime pension of up to 60% of his average earnings for the three-year period in which Mr. Saper's compensation was greatest of the ten years immediately preceding his retirement

   o The SERP will not be less than the value of the benefit that would have been payable had his retirement occurred at age 65

   o The expected annual SERP payment to Mr. Saper commencing at a presumed retirement age of 80, based on the above plan would be $2.9 million

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


11. RETIREMENT BENEFIT PLANS--(CONTINUED)

   o The plan provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a split-dollar agreement between us, Mr. Saper and a trust for the benefit of Mr. Saper's family

   The SERP expense for Mr. Saper recognized in the consolidated financial statements was $816 thousand in 2004, $432 thousand in 2003 and $262 thousand in 2002.

   The SERP covering certain former key officers provides a pension at age 65, for up to 15 years, based on a predetermined earnings level for the five-year period prior to retirement. The SERP for two current officers provides a lifetime retirement benefit. The SERP expense for these executives recognized in the consolidated financial statements was $299 thousand in 2004, $301 thousand in 2003 and $239 thousand in 2002.

 Defined Contribution Plans

   We have defined contribution savings and supplemental retirement plans that cover substantially all U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible U.S. employees. The contributions are based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.91 million for 2004, $1.75 million for 2003 and $1.63 million for 2002.

 Pension Expense

   The components of net pension expense of the U.S. and International defined benefit pension plans and the SERP include the following:

                                                                           YEAR ENDED JUNE 30,
                                                         -------------------------------------------------------
                                                           2004      2003       2002      2004     2003     2002
                                                         -------    -------   -------    ------    -----   -----
                                                            U.S. AND INTERNATIONAL                 SERP
                                                         ----------------------------    -----------------------
PENSION EXPENSE
---------------
 Service cost ........................................   $ 2,872    $ 2,417   $ 2,117    $  372    $ 311   $ 277
 Curtailment/termination cost ........................        --         --        78        --       --      --
 Interest cost .......................................     3,034      2,912     2,657       706      683     611
 Expected return on assets ...........................    (3,074)    (2,774)   (2,482)       --       --      --
 Amortization of:
   net loss (gain)....................................       483         55        15        14     (307)   (433)
   unrecognized prior service cost....................        11         10         1        23       46      46
   remaining unrecognized net obligation..............        44         71        73        --       --      --
                                                         -------    -------   -------    ------    -----   -----
    Net pension expense ..............................   $ 3,370    $ 2,691   $ 2,459    $1,115    $ 733   $ 501
                                                         =======    =======   =======    ======    =====   =====


 Obligations and Funded Status

   The following table shows the changes in fiscal 2004 and 2003 in the projected benefit obligation, plan assets and funded status of the U.S. and International defined benefit pension plans and the SERP:

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. RETIREMENT BENEFIT PLANS--(CONTINUED)

                                                                                         YEAR ENDED JUNE 30,
                                                                             -------------------------------------------
                                                                               2004        2003        2004       2003
                                                                             --------    --------    --------   --------
                                                                                   U.S. AND
                                                                                 INTERNATIONAL              SERP
                                                                             --------------------    -------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
--------------------------------------
 Pension benefit obligation at beginning of year .........................   $ 51,730    $ 42,238    $ 12,305   $  9,782
 Service cost ............................................................      2,872       2,417         372        311
 Interest cost ...........................................................      3,034       2,912         706        683
 Foreign exchange impact .................................................        122         290          --         --
 Plan amendments .........................................................         --         138          --         --
 Actuarial (gain) loss ...................................................     (5,074)      4,521        (453)     1,564
 Benefits paid ...........................................................       (948)       (786)        (56)       (35)
                                                                             --------    --------    --------   --------
   Pension benefit obligation at end of year..............................   $ 51,736    $ 51,730    $ 12,874   $ 12,305
                                                                             ========    ========    ========   ========
   Accumulated Benefit Obligation.........................................   $ 43,675    $ 44,338    $ 12,874   $ 12,305
                                                                             ========    ========    ========   ========
CHANGE IN PLAN ASSETS
---------------------
 Fair value of plan assets at beginning of year ..........................   $ 38,849    $ 32,273           *          *
 Actual return on assets .................................................        812       3,018           *          *
 Employer contributions ..................................................      1,625       4,344           *          *
 Benefits paid ...........................................................       (948)       (786)          *          *
                                                                             --------    --------    --------   --------
   Fair value of plan assets at end of year...............................   $ 40,338    $ 38,849           *          *
                                                                             ========    ========    ========   ========
FUNDED STATUS AT JUNE 30,
------------------------
 Pension benefit obligation                                                  $ 51,736    $ 51,730    $ 12,874   $ 12,305
 Fair value of plan assets                                                     40,338      38,849          --         --
                                                                             --------    --------    --------   --------
 Funded status-plan assets less than benefit obligation                       (11,398)    (12,881)    (12,874)   (12,305)
 Unrecognized prior service cost                                                  139         150         118        141
 Unrecognized net actuarial loss (gain)                                         7,967      11,139      (1,237)      (770)
 Unrecognized net obligation remaining at June 30,                                 --          44          --         --
                                                                             --------    --------    --------   --------
   Net amount recognized                                                     $ (3,292)   $ (1,548)   $ 13,993   $ 12,934
                                                                             ========    ========    ========   ========

---------------
*   Not applicable

   At June 30, 2004, the U.S. defined benefit pension plan had an accumulated benefit obligation in excess of plan assets. This was due primarily to the significant decline in the discount rate at the June 30, 2004 and 2003 measurement dates. The following are recognized in the consolidated balance sheets:

                                                                         JUNE 30,
                                                                    ------------------
                                                                      2004      2003
                                                                    -------    -------
      Accrued benefit liability .................................   $(3,336)   $(5,489)
      Intangible asset ..........................................       139        190
      Accumulated other comprehensive loss ......................       906      4,634
                                                                    -------    -------
      Net amount recognized .....................................   $(2,291)   $  (665)
                                                                    =======    =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


11. RETIREMENT BENEFIT PLANS--(CONTINUED)

 Plan Assumptions

   Weighted average assumptions used in developing the benefit obligations and net periodic benefit cost were as follows:

                                                                        2004    2003   2002
                                                                        ----    ----   ----
BENEFIT OBLIGATION
------------------
 Discount rate......................................................    6.50%   5.75%  7.00%
 Rate of compensation increase......................................    4.50%   4.25%  6.00%
 Expected return on plan assets.....................................    6.50%   7.75%  7.75%

                                                                        2004    2003   2002
                                                                        ----    ----   ----
NET PERIODIC BENEFIT COST
-------------------------
 Discount rate......................................................    5.75%   7.00%  7.25%
 Rate of compensation increase......................................    4.25%   6.00%  6.00%
 Expected return on plan assets.....................................    7.75%   7.75%  7.75%

   The measurement date for the defined benefit pension plans and the SERP is July 1.

 U.S. Plan Asset Allocation and Investment Guidelines

   The percentages of the fair value of plan assets allocated at June 30, 2004 and 2003 by asset category and the weighted average target allocations for fiscal 2005 for the U.S. defined pension plan are as follows:

                                                                        JUNE 30,
                                                          -----------------------------------
                                                                 2005          2004     2003
                                                          -----------------    -----   ------
                                                                               PERCENTAGE OF
                                                          TARGET ALLOCATION     PLAN ASSETS
                                                          -----------------    --------------
ASSET CATEGORY
--------------
 Small Capitalization Equities(1).....................           10.0%          8.7%     7.2%
 Fixed Income Bonds--Corporate........................           15.0%         14.6%    18.9%
 Fixed Income Bonds--Government.......................           75.0%         75.5%    72.3%
 Cash.................................................            0.0%          1.2%     1.6%
                                                                -----          ----     -----
                                                                100.0%         100.0%  100.0%

   The expected long-term rate of return of 6.2% is calculated by using the target allocation and expected returns for each asset class in the table above.

---------------
(1) Represents investment in our common stock of $3.8 million and $2.8 million (96,000 shares) at June 30, 2004 and 2003, respectively.

   Below is a summary of our U.S. pension investment guidelines.

   o Our investment objective is to invest in securities which provide minimal risk, a high degree of liquidity and an adequate return. Return on such investments, while recognized as important, is not the primary consideration. Safety of principal and liquidity are the key objectives.

   o At least 50% of the fixed portion of the portfolio will be invested in Treasury & Federal Agency obligations. The maximum maturity of each security is 10 years.

   o No more than 50% of the portfolio will be invested in 5 to 10 year medium-term AAA-rated corporate notes.

   o No more than $3 million in aggregate will be invested in any single company.

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


11. RETIREMENT BENEFIT PLANS--(CONTINUED)

   o Investments may include Datascope common stock. The amount of Datascope stock is limited by ERISA rules (section 407 (a)), which says that the pension fund can purchase Company stock, as long as immediately thereafter, the aggregate fair market value of Company stock held by the fund does not exceed 10% of the fair market value of all pension fund assets.

   Expected benefit payments under the U.S., international and SERP defined benefit pension plans over future years are as follows:

      FISCAL YEAR
      -----------
      2005............................................    $ 1,182
      2006............................................      1,438
      2007............................................      1,511
      2008............................................      1,712
      2009............................................      4,236
      2010--2014......................................     27,345

   The expected employer contribution to the U.S. and international defined benefit pension plans in fiscal 2005, is between $3.1 million (minimum regulatory requirement) and $3.3 million (maximum contribution). No decision has been made at this time on the fiscal 2005 contribution.

12. COMMITMENTS AND CONTINGENCIES

 Leases

   Future minimum rental commitments under noncancellable operating leases are as follows:

      FISCAL YEAR
      -----------
      2005...............................................    $3,301
      2006...............................................     2,403
      2007...............................................     1,511
      2008...............................................       507
      2009...............................................       377
       Thereafter........................................       487
                                                             ------
         Total future minimum rental payments                $8,586
                                                             ======

   Total rent expense amounted to approximately $3.93 million in 2004, $3.94 million in 2003 and $3.67 million in 2002. Certain of our leases contain purchase and/or renewal options.

 Litigation

   We are subject to certain legal actions, including product liability matters, arising in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability for product liability litigation. In accordance with generally accepted accounting principles we accrue for legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In consideration of the cases described below, we have recorded accruals as of June 30, 2004 which are not considered significant.

   In December 2000, an action was filed in New York Supreme Court against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel, M.D., George Heller, Arno Nash and Datascope Corp. The complaint alleges, inter alia, common law claims for breach of the duty of loyalty and breach of fiduciary duty for approving allegedly excessive compensation

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

to defendant Saper. By agreement, the time to respond to this complaint has been extended. The action is pending.

   In August 2001, an action was filed in United States District Court for the District of New Jersey against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel, M.D., George Heller, Arno Nash and Datascope Corp. The Complaint alleges, inter alia, that our October 27, 2000 proxy statement contained materially false and misleading statements concerning, among other things, the deductibility for federal income tax purposes of Mr. Saper's bonus compensation, that it omitted material facts regarding the bonuses payable and the number of persons eligible under the Management Incentive Plan, and that it was coercive insofar as it stated that we might grant Mr. Saper a bonus if the Plan were not approved by the stockholders. The parties have participated in mediation procedures and have begun discovery.

   On January 28, 2003, Sanmina-SCI, one of our suppliers, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that we are obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages. In response, we filed an answer denying the allegations of the complaint and counterclaimed for damages. Discovery is now being conducted.

   The Public Prosecutor's Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. We are cooperating with the investigation. We cannot predict at this time the outcome of the investigation or if there could be any material adverse effect on our business.

   On December 2, 2003, a former Datascope employee, Michael Barile, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. seeking indemnification from the Company of approximately $1 million in legal fees and expenses he allegedly incurred in defending a criminal action brought against him, as well as additional damages Mr. Barile alleges he suffered. The Company has filed an answer denying the allegations of the complaint and has brought counterclaims against Mr. Barile seeking damages resulting from Mr. Barile's improper conduct while an employee. The parties agreed to exchange a limited amount of discovery material prior to further mediation.

   On July 20, 2004, a former Datascope employee, Harry Gugnani, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. seeking damages for emotional distress, damage to reputation and malicious prosecution related to a criminal action brought against him by the United States Attorney's Office. The Company will file an answer denying the allegations of the complaint. The Company believes it has meritorious defenses to Mr. Gugnani's claims and intends to defend this action vigorously.

 Credit Arrangements

   We have available lines of credit totaling $98.9 million, with interest payable at each lender's prime rate. We did not have any borrowings at June 30, 2004 or June 30, 2003. Of the total available, $25 million expires in October 2004, $23.4 million expires in November 2004 and $25 million expires in March 2005. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.5 million in lines of credit with no expiration date.

 Rabbi Trust

   We have established a trust to hold amounts which may become payable in the future to certain executives of the Company pursuant to various employment, supplemental benefit and severance agreements

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

upon a change of control of the Company. We are obligated to fund the trust upon the occurrence of events tending to indicate that a future change in control of the Company could occur.

13. GAIN ON LEGAL SETTLEMENT

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

14. RESTRUCTURING CHARGES

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

                                                 CARDIAC              PATIENT
FY 2002 RESTRUCTURING PROGRAMS       VASOSEAL    ASSIST    STENTS    MONITORING    TOTAL
------------------------------       --------    -------   ------    ----------   -------
 Asset Write-downs (Non-Cash) ....    $1,807      $ --     $4,011       $ --      $ 5,818
 Severance Expenses ..............     3,552       374        639        420        4,985
 Contractual Obligations .........       355        55        250         --          660
                                      ------      ----     ------       ----      -------
   Total Restructuring Charges....     5,714       429      4,900        420       11,463
UTILIZED THROUGH JUNE 30, 2003
------------------------------
 Asset Write-downs (Non-Cash) ....     1,807        --      4,011         --        5,818
 Severance Expenses ..............     3,552       374        639        420        4,985
 Contractual Obligations .........       355        55        250         --          660
                                      ------      ----     ------       ----      -------
   Remaining Balance June 30, 2003    $   --      $ --     $   --       $ --      $    --
                                      ======      ====     ======       ====      =======

                       DATASCOPE CORP. AND SUBSIDIARIES.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            YEAR ENDED JUNE 30, 2004
                               --------------------------------------------------
                                FIRST     SECOND     THIRD     FOURTH
                               QUARTER   QUARTER    QUARTER   QUARTER     TOTAL
                               -------   -------    -------   -------    --------
Net sales..................    $77,100   $86,800    $89,900   $89,500    $343,300
                               -------   -------    -------   -------    --------
Gross margin...............    $45,222   $50,626    $52,908   $54,063    $202,819
                               -------   -------    -------   -------    --------
Net earnings...............    $ 4,200   $ 5,619    $ 7,120   $ 6,969    $ 23,908
                               -------   -------    -------   -------    --------
Earnings per share, basic..    $  0.28   $  0.38    $  0.48   $  0.47    $   1.62
                               -------   -------    -------   -------    --------
Earnings per share, diluted    $  0.28   $  0.37    $  0.47   $  0.46    $   1.58
                               -------   -------    -------   -------    --------

                                            YEAR ENDED JUNE 30, 2003
                               --------------------------------------------------
                                FIRST     SECOND     THIRD     FOURTH
                               QUARTER   QUARTER    QUARTER   QUARTER     TOTAL
                               -------   -------    -------   -------    --------
Net sales..................    $72,000   $82,500    $84,700   $89,100    $328,300
                               -------   -------    -------   -------    --------
Gross margin...............    $42,116   $47,810    $48,732   $51,489    $190,147
                               -------   -------    -------   -------    --------
Net earnings...............    $ 3,693   $ 6,982    $ 6,371   $ 6,253    $ 23,299
                               -------   -------    -------   -------    --------
Earnings per share, basic..    $  0.25   $  0.47    $  0.43   $  0.42    $   1.58
                               -------   -------    -------   -------    --------
Earnings per share, diluted    $  0.25   $  0.47    $  0.43   $  0.42    $   1.57
                               -------   -------    -------   -------    --------

   Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

16. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is shown in the table below.

                                                                                      YEAR ENDED JUNE 30,
                                                                                 ----------------------------
                                                                                   2004      2003       2002
                                                                                 -------    -------   -------
Net earnings.................................................................    $23,908    $23,299   $13,901
                                                                                 =======    =======   =======
Weighted average shares outstanding for basic earnings per share.............     14,782     14,774    14,778
Effect of dilutive employee stock options....................................        339         76       297
                                                                                 -------    -------   -------
Weighted average shares outstanding for diluted earnings per share...........     15,121     14,850    15,075
                                                                                 =======    =======   =======
Basic earnings per share.....................................................    $  1.62    $  1.58   $  0.94
                                                                                 =======    =======   =======
Diluted earnings per share...................................................    $  1.58    $  1.57   $  0.92
                                                                                 =======    =======   =======

   At June 30, 2004, 2003 and 2002, common shares related to options outstanding under the Company's stock option plans amounting to 758 thousand,
2.01 million and 822 thousand shares, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

17. RELATED PARTY TRANSACTIONS

   We have a preferred stock investment of $5.0 million in Masimo Corporation, a key supplier to the Patient Monitoring business. We purchased $7.6 million of product from Masimo Corporation during fiscal 2004, $7.8 million in fiscal 2003 and $5.2 million in fiscal 2002.

   In fiscal 2002, we advanced Mr. Saper $260 thousand for payment of a club membership deposit. Mr. Saper will repay such amount upon the termination of Mr. Saper's membership in the club or, if earlier, upon the termination of Mr. Saper's employment with the Corporation.

                        DATASCOPE CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

            COLUMN A                 COLUMN B             COLUMN C            COLUMN D      COLUMN E
            --------               ------------    -----------------------   ----------    ----------
                                                         ADDITIONS
                                                   -----------------------
                                                      (1)          (2)
                                                  CHARGED TO    CHARGED TO   DEDUCTIONS
                                    BALANCE AT       COSTS        OTHER         FROM       BALANCE AT
                                   BEGINNING OF       AND       ACCOUNTS-     RESERVES-     CLOSE OF
          DESCRIPTION                 PERIOD       EXPENSES      DESCRIBE     DESCRIBE       PERIOD
          -----------              ------------   ----------    ----------   ----------    ----------
YEAR ENDED JUNE 30, 2004
Allowance for doubtful accounts       $2,020        $  661         $--         $267(A)       $2,414
                                      ======        ======         ===         =======       ======
Reserve for warranty costs.....          400            --          --              --          400
                                      ======        ======         ===         =======       ======
YEAR ENDED JUNE 30, 2003
Allowance for doubtful accounts       $1,159        $1,118         $--         $257(A)       $2,020
                                      ======        ======         ===         =======       ======
Reserve for warranty costs.....          325            75          --              --          400
                                      ======        ======         ===         =======       ======
YEAR ENDED JUNE 30, 2002
Allowance for doubtful accounts       $1,350        $   91         $--         $282(A)       $1,159
                                      ======        ======         ===         =======       ======
Reserve for warranty costs.....          350            --          --           25(A)          325
                                      ======        ======         ===         =======       ======

---------------
(A) Write-offs