Form 10-Q
period 2004-09-30
DATASCOPE CORP
filed 2004-11-09
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q
(Mark One)
/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

                                 OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from     to

                        Commission File Number 000-06516

                                 DATASCOPE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                                       13-2529596
-------------------------------------------------------------------------------------------------------------------
     (State of other jurisdiction of incorporation or                      (I.R.S. Employer Identification No.)
                      organization)

         14 Philips Parkway, Montvale, New Jersey                                       07645-9998
-------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                       (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                             ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES x NO
                                               ---    ---

Number of Shares of Company's Common Stock outstanding as of October 29, 2004:
14,794,469.

                                 Datascope Corp.

                                 Form 10-Q Index

                                                                                            Page
Part I.  FINANCIAL INFORMATION

     Item 1.               Financial Statements

                           Condensed Consolidated Balance Sheets at
                           September 30, 2004 and June 30, 2004                                1

                           Condensed Consolidated Statements of Earnings                       2

                           Condensed Consolidated Statements of Cash Flows                     3

                           Notes to Condensed Consolidated Financial Statements              4-8

     Item 2.               Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                        9-13

     Item 3.               Quantitative and Qualitative Disclosures about Market Risk         14

     Item 4.               Controls and Procedures                                            14

Part II.  OTHER INFORMATION

     Item 1.               Legal Proceedings                                                  15

     Item 2.               Changes in Securities, Use of Proceeds and Issuer
                           Purchases of Equity Securities                                     15

     Item 6.               Exhibits and Reports on Form 8-K                                   15

Signatures                                                                                    16

Exhibit 31.1.              Certification of Principal Executive Officer Regarding Facts
                           and Circumstances Relating to Quarterly Reports                    17

Exhibit 31.2.              Certification of Principal Financial Officer Regarding Facts
                           and Circumstances Relating to Quarterly Reports                    18

Exhibit 32.1.              Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002                                         19

PART I.  FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS

                        DATASCOPE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                            SEPT 30,                  JUNE 30,
                                                                              2004                     2004
                                                                      ---------------------     ---------------------
                                                                                                         (a)
       ASSETS
       Current Assets:
         Cash and cash equivalents                                            $  10,988              $   8,123
         Short-term investments                                                  19,421                 16,013
         Accounts receivable less allowance for
           doubtful accounts of $2,487 and $2,414                                66,284                 70,603
         Inventories, net                                                        55,165                 52,858
         Prepaid income taxes                                                        --                 10,042
         Prepaid expenses and other current assets                                9,536                  8,529
         Current deferred taxes                                                   7,055                  6,500
                                                                              ---------              ---------
             Total Current Assets                                               168,449                172,668

       Property, Plant and Equipment, net of accumulated
          depreciation of $77,237 and $74,608                                    89,788                 88,915
       Long-term Investments                                                     57,884                 52,223
       Intangible Assets                                                         23,950                 23,748
       Other Assets                                                              31,007                 30,781
                                                                              ---------              ---------
                                                                              $ 371,078              $ 368,335
                                                                              =========              =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities:
         Accounts payable                                                     $  17,704              $  16,982
         Dividends payable                                                       30,625                    740
         Accrued expenses                                                        13,600                 15,050
         Accrued compensation                                                    12,395                 15,840
         Deferred revenue                                                         3,946                  4,188
         Income taxes payable                                                     1,261                     --
                                                                              ---------              ---------
             Total Current Liabilities                                           79,531                 52,800

       Other Liabilities                                                         24,231                 22,965
       Stockholders' Equity:
         Preferred stock, par value $1.00 per share:
           Authorized 5 million shares; Issued, none                                 --                     --
         Common stock, par value $.01 per share:
           Authorized, 45 million shares;
           Issued, 18,104 and 18,044 shares                                         181                    180
         Additional paid-in capital                                              83,327                 81,571
         Treasury stock at cost, 3,310 and 3,254 shares                         (99,262)               (97,177)
         Retained earnings                                                      285,708                311,643
         Accumulated other comprehensive loss:
           Cumulative translation adjustments                                    (2,095)                (2,502)
           Minimum pension liability adjustments                                   (619)                  (619)
           Unrealized gain (loss) on available-for-sale securities                   76                   (526)
                                                                              ---------              ---------
             Total Stockholders' Equity                                         267,316                292,570
                                                                              ---------              ---------
                                                                              $ 371,078              $ 368,335
                                                                              =========              =========

           (a) Derived from consolidated audited financial statements See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                          ----------------------------------------
                                                                  2004                  2003
                                                          ------------------    ------------------

NET SALES                                                     $ 80,300                  $ 77,100
                                                              --------                  --------
Costs and Expenses:
  Cost of sales                                                 31,952                    31,878
  Research and development
    expenses                                                     8,636                     7,223
  Selling, general and
    administrative expenses                                     33,383                    32,093
                                                              --------                  --------
                                                                73,971                    71,194
                                                              --------                  --------
OPERATING EARNINGS                                               6,329                     5,906
Other (Income) Expense:
  Interest income                                                 (533)                     (392)
  Interest expense                                                   8                         6
  Other, net                                                        14                       116
                                                              --------                  --------
                                                                  (511)                     (270)
                                                              --------                  --------
EARNINGS BEFORE INCOME TAXES                                     6,840                     6,176
Income Tax Expense                                               2,120                     1,976
                                                              --------                  --------
NET EARNINGS                                                  $  4,720                  $  4,200
                                                              ========                  ========

Earnings Per Share, Basic                                     $   0.32                  $   0.28
                                                              ========                  ========

Weighted average common
   shares outstanding, Basic                                    14,792                    14,770
                                                              ========                  ========

Earnings Per Share, Diluted                                   $   0.31                  $   0.28
                                                              ========                  ========

Weighted average common
   shares outstanding, Diluted                                  15,213                    15,004
                                                              ========                  ========



            See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                  --------------------------------------
                                                                                      2004                  2003
                                                                                  --------------     -------------------
OPERATING ACTIVITIES:
     Net Earnings                                                                     $  4,720               $  4,200
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation                                                                    3,532                  3,822
         Amortization                                                                    1,128                    630
         Provision for supplemental pension                                                339                    279
         Provision for losses on accounts receivable                                       142                    168
         Deferred income taxes                                                             268                     --
         Tax benefit relating to stock options exercised                                   241                    133
     Changes in assets and liabilities:
         Accounts receivable                                                             4,420                  8,363
         Inventories                                                                    (4,574)                (6,160)
         Other assets                                                                    9,158                  3,936
         Accounts payable                                                                  690                  1,149
         Income taxes payable                                                            1,261                    612
         Accrued and other liabilities                                                  (5,467)                (1,181)
                                                                                      --------               --------
     Net cash provided by operating activities                                          15,858                 15,951
                                                                                      --------               --------
INVESTING ACTIVITIES:
     Capital expenditures                                                               (1,695)                  (775)
     Purchases of investments                                                          (10,122)               (19,367)
     Maturities of investments                                                           1,851                 10,804
     Capitalized software                                                               (1,215)                (1,834)
     Purchased technology and licenses                                                    (293)                    --
                                                                                      --------               --------
     Net cash used in investing activities                                             (11,474)               (11,172)
                                                                                      --------               --------
FINANCING ACTIVITIES:
     Treasury shares acquired under repurchase programs                                 (2,085)                (1,054)
     Exercise of stock options and other                                                 1,516                    721
     Cash dividends paid                                                                  (740)                  (739)
                                                                                      --------               --------
     Net cash used in financing activities                                              (1,309)                (1,072)
                                                                                      --------               --------

     Effect of exchange rates on cash                                                     (210)                   (86)
                                                                                      --------               --------

Increase in cash and cash equivalents                                                    2,865                  3,621
Cash and cash equivalents, beginning of period                                           8,123                 10,572
                                                                                      --------               --------

Cash and cash equivalents, end of period                                              $ 10,988               $ 14,193
                                                                                      ========               ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Net cash refunded during the period for:
       Income taxes                                                                   ($ 9,911)              ($ 2,874)
                                                                                      --------               --------
     Non-cash investing and financing activities:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                           $  2,771               $  2,231
                                                                                      --------               --------
       Dividends declared, not paid                                                   $ 30,625               $    740
                                                                                      --------               --------

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

Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and Notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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


                                                                                Three Months Ended
                                                                                   September 30,
                                                                          --------------------------------
                                                                              2004              2003
                                                                          --------------   ---------------
    Net earnings - as reported                                              $4,720            $   4,200
    Add: Total stock-based employee compensation expense
    included in determination of net income as reported                         --                   --
    Deduct: Total stock-based employee compensation
    expense determined under fair value based method for
    all awards, net of related tax effects                                    (890)                (854)
                                                                            ------            ---------
    Net earnings - pro forma                                                $3,830            $   3,346
                                                                            ======            =========
    Earnings per share:
        Basic - as reported                                                 $ 0.32            $    0.28
                                                                            ======            =========
        Basic - pro forma                                                   $ 0.26            $    0.23
                                                                            ======            =========
        Diluted - as reported                                               $ 0.31            $    0.28
                                                                            ======            =========
        Diluted - pro forma                                                 $ 0.25            $    0.22
                                                                            ======            =========

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

For purposes of the pro forma disclosures, the weighted average fair values of options granted for the three months ended September 30, 2004 and 2003 were $12.35 and $11.37, respectively.

The fair values of options granted were determined using the Black-Scholes option-pricing model with the following assumptions:


                                                                             Three Months Ended
                                                                                September 30,
                                                                  ------------------------------------------
                                                                        2004                    2003
                                                                  -----------------       ------------------
                           Dividend yield                                    0.75%                    0.61%
                           Volatility                                          31%                      34%
                           Risk-free interest rate                           3.46%                    2.95%
                           Expected life                                 5.2 Years                5.2 Years


2.  INVENTORIES, NET

Inventories, net are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                                                  -----------------       ------------------
                                                                      Sept 30,                June 30,
                                                                        2004                    2004
                                                                  -----------------       ------------------
                           Materials                                       $23,649                  $21,480
                           Work in Process                                  11,103                   10,650
                           Finished Goods                                   20,413                   20,728
                                                                  -----------------       ------------------
                                                                           $55,165                  $52,858
                                                                  =================       ==================


3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the three months ended September 30, 2004 were as follows:

              Net earnings                                                                           $4,720
              Foreign currency translation adjustments                                                  407
              Common stock and additional paid-in
                    capital effects of stock option activity                                          1,757
              Cash dividends declared on common stock                                               (30,655)
              Purchases under stock repurchase plans                                                 (2,085)
              Unrealized gain on available-for-sale securities                                          602
                                                                                          ------------------
              Total decrease in stockholders' equity                                               ($25,254)
                                                                                          ==================

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)


4.  EARNINGS PER SHARE

The reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share for the three months ended September 30, 2004 and 2003 is as follows:

---------------------------------      --------------------------------------------      ------------------------------------------
For Three Months Ended                             September 30, 2004                               September 30, 2003
---------------------------------      --------------------------------------------      ------------------------------------------
                                           Net                         Per Share             Net                        Per Share
Basic EPS                                Earnings        Shares          Amount            Earnings        Shares         Amount
---------                              -------------  -------------   -------------      -------------  -------------   -----------
Earnings available to
   common shareholders                       $4,720         14,792           $0.32             $4,200         14,770         $0.28
Diluted EPS
-----------
Effect of dilutive employee
   stock options                                 --            421            0.01                 --            234            --
                                       -------------  -------------   -------------      -------------  -------------   -----------
Earnings available to
   common shareholders                       $4,720         15,213           $0.31             $4,200         15,004         $0.28
                                       =============  =============   =============      =============  =============   ===========


At September 30, 2004 and 2003, common shares related to options outstanding under the Company's stock option plans amounting to 548 thousand and 864 thousand shares, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

5.  COMPREHENSIVE INCOME

Our comprehensive income for the three months ended September 30, 2004 and 2003 was as follows:

                                                                Three Months Ended
                                                           -----------------------------
                                                             9/30/04         9/30/03
                                                           -------------   -------------
           Net earnings                                          $4,720          $4,200
           Foreign currency translation gain                        407             309
           Unrealized gain on available-for-sale
              securities                                            602              --
                                                           -------------   -------------
           Total comprehensive income                            $5,729          $4,509
                                                           =============   =============

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

The Interventional Products / Vascular Grafts segment includes vascular sealing devices, which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures, interventional radiology products used in dialysis access and a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue. Net sales and operating earnings are shown below.

                                               Cardiac          Interventional
                                               Assist /          Products /          Corporate
                                              Monitoring          Vascular              and
                                               Products            Grafts            Other (a)          Consolidated
                                            ---------------     --------------     ---------------    -----------------
----------------------------------------
Three months ended September 30, 2004
----------------------------------------
Net sales to external customers                    $64,588            $15,381                $331              $80,300
                                            ---------------     --------------     ---------------    -----------------
Operating earnings (loss)                           $8,831            ($1,772)              ($730)              $6,329
                                            ---------------     --------------     ---------------    -----------------

----------------------------------------
Three months ended September 30, 2003
----------------------------------------
Net sales to external customers                    $59,756            $17,049                $295              $77,100
                                            ---------------     --------------     ---------------    -----------------
Operating earnings (loss)                           $6,403                $28               ($525)              $5,906
                                            ---------------     --------------     ---------------    -----------------

----------------------------------------    ----------------------------------
Reconciliation to consolidated earnings            Three Months Ended
    before income taxes :                     9/30/2004           9/30/2003
----------------------------------------    ---------------     --------------
Consolidated operating earnings                     $6,329             $5,906
Interest income, net                                   525                386
Other (expense) income                                 (14)              (116)
                                            ---------------     --------------
Consolidated earnings before taxes                  $6,840             $6,176
                                            ===============     ==============

(a) Net sales of life science products by Genisphere are included within Corporate and Other. Segment SG&A expenses include fixed corporate G&A charges.

7.  RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS - U.S. AND INTERNATIONAL

We have a defined benefit pension plan designed to provide retirement benefits to substantially all U.S. employees. U.S. pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Retirement benefits under the international plan are based on years of service, final average earnings and social security benefits. Funding policies for the international plan are based on local statutes and the assets are invested in guaranteed insurance contracts.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

7.  RETIREMENT BENEFIT PLANS (CONTINUED)

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS (SERPS)
We have noncontributory, unfunded supplemental defined benefit retirement plans (SERPs) for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, and certain current and former key officers. Life insurance has been purchased to recover a portion of the net after tax cost for these SERPs. The assumptions used to develop the supplemental pension cost and the actuarial present value of the projected benefit obligation are reviewed annually.

The components of net pension expense of our U.S. and international defined benefit pension plans and the SERPs include the following:

                                                                         Three Months Ended September 30,
                                                        --------------------------------------------------------------------
                                                            2004              2003               2004             2003
                                                        --------------   ---------------    ---------------   --------------
                                                            U.S. and International                       SERPs
                                                        --------------------------------    --------------------------------
      Service Cost                                               $719              $670                $99              $93
      Interest Cost                                               862               708                218              177
      Expected return on assets                                  (694)             (717)                --               --
      Amortization of:
         net loss (gain)                                           54               113                (26)               3
         unrecognized prior service cost                            3                 2                 48                6
         remaining unrecognized net obligation                     --                10                 --               --
                                                        --------------   ---------------    ---------------   --------------
            Net pension expense                                  $944              $786               $339             $279
                                                        ==============   ===============    ===============   ==============
      Employer contributions                                   $2,111                $6
                                                        ==============   ===============

8.  ACQUIRED INTANGIBLE ASSETS

The following is a summary of our intangible assets.

                                                          Sept 30,          June 30,
                                                            2004              2004
                                                        --------------   ---------------
      Purchased technology and licenses, gross                $20,183           $19,889
      Accumulated amortization                                   (298)             (206)
                                                        --------------   ---------------
      Purchased technology and licenses, net                  $19,885           $19,683
                                                        ==============   ===============

The balances in purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture-based vascular closure device and the ProLumen thrombectomy device, purchased from Rex Medical, LP. Amortization expense for the three months ended September 30, 2004 and 2003 was $92 thousand and $12 thousand, respectively.

At September 30, 2004, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.8 million for the remaining nine months of fiscal 2005, and $1.4 million, $1.5 million, $1.6 million and $1.9 million for fiscal years 2006, 2007, 2008 and 2009, respectively.

Goodwill

Goodwill as of September 30, 2004 and 2003 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the three months ended September 30, 2004. Of the $4.1 million in goodwill, $1.8 million is in the Interventional Products / Vascular Grafts segment and $2.3 million is in Corporate and Other.

9.  SPECIAL DIVIDEND AND INCREASE IN REGULAR DIVIDEND

On September 20, 2004, the Board of Directors declared a special dividend of $2.00 per share and an increase in our regular quarterly dividend to 7 cents a share from 5 cents a share. Both dividends were paid on October 8, 2004 to shareholders of record on September 30, 2004. The special dividend amounted to $29.6 million.

                        DATASCOPE CORP. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

     Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. Our products are sold principally by direct sales representatives in the United States and a combination of direct sales representatives and independent distributors in international markets. Our largest geographic markets are the United States, Europe and Japan.

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

     Our sales growth depends upon the successful development and marketing of new products. We have continued to increase our investment in research and development (R&D). In the first quarter of fiscal 2005 we spent $8.6 million on R&D, an increase of $1.4 million or 20% from last year. We expect to increase R&D spending in fiscal 2005 as compared to 2004. We also plan to increase sales through selective acquisitions of products and technologies from other companies. During the past two years we have made investments in new technologies, including the ProLumen(TM) thrombectomy device and the X-Site vascular closure device. We have also improved our operating margins through the sale of newer higher priced products, increasing the efficiency of our manufacturing operations and cost containment programs.

     Datascope's financial position continued strong at the end of September 2004. Cash and short- and long-term marketable investments were $81.3 million compared to $69.4 million at June 30, 2004. During the first quarter, the Company declared a special dividend of $2.00 per share and increased the regular dividend to 7 cents per share from 5 cents per share.

RESULTS OF OPERATIONS

     NET SALES

     Net sales of $80.3 million in the first quarter of fiscal 2005 increased 4% compared to $77.1 million last year.

         Sales of the Cardiac Assist / Monitoring Products segment were $64.6 million compared to $59.8 million in the first quarter last year.

         Sales of patient monitoring products increased 3% to $32.1 million, due to higher sales of the recently introduced Spectrum(TM) and Trio(TM) monitors, increased sales of Masimo SET(R)(1) pulse oximetry sensors and favorable foreign exchange translation of $0.4 million. Patient monitoring sales increased despite lower sales of central systems resulting from the transition to Datascope's new Panorama(TM) central monitoring system. Panorama was developed by Datascope and replaces a system that was purchased from an OEM supplier. First quarter shipments of Panorama increased substantially over the prior quarter and shipments are expected to continue to increase throughout the current fiscal year as new features are released.

         Cardiac Assist product sales in the first quarter increased 14% to $32.5 million, as a result of higher shipments of balloon pumps and favorable foreign exchange translation of $0.4 million. Higher pump sales reflect continued strong worldwide demand for the new CS100(TM), Datascope's first fully automatic pump, and an easier comparison to last year because the CS100 was introduced in August 2003. Increased international shipments of balloon catheters also contributed to the sales increase.

     Sales of the Interventional Products / Vascular Grafts segment were $15.4 million compared to $17.0 million in the first quarter of last year.

         First quarter sales of Interventional Products were $7.8 million, 24% below a year ago, as sales of vascular closure devices continued to decrease. Combined sales of two new products introduced last year, Safeguard(TM) and ProLumen(TM), made a significant contribution to sales in the first quarter. Safeguard is a manual compression assist device and ProLumen is a new thrombectomy device to effectively clear blood clots from blocked dialysis access sites. In addition to new products being developed for the dialysis market, the company expects to introduce two new vascular closure products in fiscal 2005 with the objective of reversing the decline of its vascular closure sales. In the third quarter of fiscal 2005, the company plans to introduce X-Site(R), an innovative suture-based closure device, and during the second quarter, the company expects to submit a PMA supplement to the FDA for a new innovative collagen-based vascular closure device.

         Sales of InterVascular Inc.'s products were $7.6 million, 12% above last year, reflecting increased shipments to international distributors, shipments to a new OEM distributor and favorable foreign exchange of $0.3 million. At the European Society for Vascular Surgery meeting in September 2004, InterVascular introduced a newly approved method for applying the antibiotic rifampicin to InterVascular's grafts and patches, a development that is expected to strengthen InterVascular's competitive position in Europe. Labeling incorporating the new method using rifampicin received the CE Mark in Europe in March 2004.

     Sales of Genisphere products were $0.3 million in the first quarter of fiscal 2005, unchanged from last year, as Genisphere continued to pursue its marketing strategy to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.


---------------------
(1) Masimo SET is a registered trademark of Masimo Corporation.

     GROSS PROFIT (NET SALES LESS COST OF SALES)

         The gross profit percentage was 60.2% for the first quarter of fiscal 2005 compared to 58.7% for the corresponding period last year. The increase in the gross margin percentage was primarily due to an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment, as a result of sales of new products including the Fidelity balloon catheter, the CS100 balloon pump and the Panorama central monitoring system, a Datascope developed product that has a higher gross margin than the previous system that was purchased from an OEM supplier. Also contributing to the improved gross margin percentage was cost reduction programs in the Cardiac Assist / Monitoring Products segment.

     RESEARCH AND DEVELOPMENT (R&D)

         We continued to increase our investment in new product development and improvements of existing products. R&D also reflects expenses for regulatory compliance and clinical evaluations. R&D expenses increased 20% to $8.6 million in the first quarter of fiscal 2005, equivalent to 10.8% of sales compared to $7.2 million or 9.4% of sales in the first quarter last year.

         R&D expenses for the Cardiac Assist / Monitoring Products segment increased $0.4 million or 8% to $5.0 million in the first quarter of fiscal 2005, with the increase primarily due to expenses for additional manpower and increased consulting expenses in Cardiac Assist.

         R&D expenses for the Interventional Products / Vascular Grafts segment increased $0.8 million or 36% to $2.8 million in the first quarter of fiscal 2005, with the increase primarily due to new product development projects and regulatory costs.

         The balance of consolidated R&D is in Corporate and Other and amounted to $0.8 million in the first quarter of fiscal 2005.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expenses increased 4% to $33.4 million in the first quarter of fiscal 2005, compared to $32.1 million in the first quarter last year, representing 41.6% of sales in each period.

         SG&A expenses for the Cardiac Assist / Monitoring Products segment increased $1.9 million or 9% to $22.8 million in the first quarter of fiscal 2005, with the increase primarily attributable to higher selling and clinical expenses in Cardiac Assist as a result of filling open positions, higher commission expense on higher sales and unfavorable foreign exchange translation ($0.3 million).

         SG&A expenses for the Interventional Products / Vascular Grafts segment decreased $0.3 million or 3% to $10.7 million in the first quarter of fiscal 2005 due to reduction in the U.S. sales organizations, partially offset by unfavorable foreign exchange translation ($0.4 million).

         Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

     OTHER INCOME AND EXPENSE

         Interest income was $0.5 million in the first quarter compared to $0.4 million last year, with the increase primarily resulting from a higher average portfolio balance ($67.1 million vs. $61.9 million) and an increase in the average yield to 3.2% from 2.7% as a higher percentage of the portfolio was held in long-term marketable securities (72% vs. 51%).

     INCOME TAXES

         In the first quarter of fiscal 2005, the consolidated effective tax rate was 31.0%, compared to 32.0% in the first quarter last year with the decrease primarily attributable to an increase in the Extraterritorial Income Exclusion (EIE). The increase in the EIE was attributable to increased profits from higher U.S. export sales.

         On October 4, 2004, the Working Families Tax Relief Act of 2004 ("WFTRA") was enacted. The WFTRA includes a July 1, 2004 retroactive reinstatement of the Federal Research Credit, which is now scheduled to expire on December 31, 2005. Our effective tax rate for the first quarter of fiscal 2005 does not include the tax benefit of the Research Credit since the WFTRA was enacted subsequent to the end of the quarter.

         On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was enacted. Effective for transactions after December 31, 2004, the Extraterritorial Income Exclusion (EIE) is being phased out over a two year period. The AJCA also provides a temporary 85% dividends-received deduction for certain cash dividends repatriated from our international operations. Our effective tax rate for the first quarter of 2005 excludes the reduction in benefits from the EIE and the impact of any repatriations, since the AJCA was enacted subsequent to the end of the quarter.

         We estimate that our consolidated effective tax rate for the first quarter of fiscal 2005 would have been reduced by 1 point to 30.0% for the net benefit of the retroactive reinstatement of the Research Credit and the reduced benefit of the EIE. The impact of the above new tax provisions will be reflected in our effective tax rate in the second quarter of fiscal 2005. We are currently unable to determine the tax rate impact of the temporary dividends-received deduction, since we are awaiting clarifying regulatory guidance from the Internal Revenue Service.

     NET EARNINGS

         Net earnings were $4.7 million or $0.31 per diluted share in the first quarter of fiscal 2005 compared to $4.2 million or $0.28 per diluted share last year. The increased earnings and earnings per share primarily reflect the increased gross margin on higher sales and an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment, partially offset by increased R&D and SG&A expenses, as discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $88.9 million at September 30, 2004, compared to $119.9 million at June 30, 2004. The current ratio was 2.1:1 compared to 3.3:1. The decrease in working capital and the current ratio was primarily the result of an increase in current liabilities attributable to the accrual for payment of the special dividend of $2.00 per share ($29.6 million).

         In the first quarter of fiscal 2005, cash provided by operations was $15.9 million compared to $16.0 million last year.

         Net cash used in investing activities was $11.5 million, primarily attributable to purchases of investments of $10.1 million, offset by $1.9 million for maturities of investments, $1.2 million for capitalized software, the purchase of $1.7 million of property, plant and equipment and $0.3 million for purchased technology and licenses. Net cash used in financing activities was $1.3 million, due to $0.7 million dividends paid and stock repurchases of $2.1 million, offset by stock option activity of $1.5 million.

         On September 20, 2004, the Board of Directors declared a special dividend of $2.00 per share and an increase in our regular quarterly dividend to 7 cents a share from 5 cents a share. Both dividends were paid on October 8, 2004 to shareholders of record on September 30, 2004. The special dividend amounted to $29.6 million.

         We have available lines of credit totaling $99.0 million, with interest payable at each lender's prime rate. Of the total available, $25 million expires in March 2005, $25 million expires in October 2005 and $23.5 million expires in November 2005. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.5 million in lines of credit with no expiration date.

         To pay the special and regular dividend totaling $30.6 million, we borrowed $10 million on October 8, 2004 for periods up to nine months with interest rates averaging 2.4%. The borrowing was done because the majority of our marketable securities are earning interest at rates greater than our short-term borrowing rate. We expect to reduce our borrowings as funds are generated during fiscal 2005.

         On May 16, 2001, the Board of Directors authorized $40 million to buy shares of our common stock from time to time, subject to market conditions and other relevant factors affecting the company. We purchased about 55,000 shares of our common shares for approximately $2.1 million during the first quarter of fiscal 2005. To date we have repurchased approximately 708 thousand shares at a cost of $29.3 million. The remaining balance under the existing share repurchase program is $10.7 million.

         We believe that our existing cash balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current U.S. inflation has not significantly affected the Company.

     INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the risk that new features will not be timely released and Panorama sales will not increase in fiscal 2005, the possibility that new product introductions in the Interventional Products division will not reverse the decline of vascular closure sales, that the newly approved method for applying the antibiotic rifampicin to InterVascular's grafts and patches will not strengthen InterVascular's competitive position in Europe, that market conditions may change, particularly as the result of competitive activity in the markets served by the company, the company's dependence on certain unaffiliated suppliers (including single source manufacturers) for Patient Monitoring, Cardiac Assist and Interventional Products and the company's ability to gain market acceptance for new products. Additional risks are the ability of the company to successfully introduce new products, continued demand for the company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. Our objective in managing our exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. We enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the intercompany receivables hedged. The net gains or losses on these foreign currency forward exchange contracts are included within Other, net, in our condensed consolidated statements of earnings. We do not use derivative financial instruments for trading purposes.

     None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three month period ended September 30, 2004 and 2003.

     As of September 30, 2004, we had a notional amount of $6.1 million of foreign exchange forward contracts outstanding, which were in Euros. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

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

         The Shaev litigation is described in our annual report on Form 10-K for the fiscal year ended June 30, 2004. The parties are now discussing settlement of the litigation.

         The Gugnani litigation is described in our annual report on Form 10-K for the fiscal year ended June 30, 2004. The Company filed a motion to dismiss on October 19, 2004 in lieu of filing an answer denying the allegations of the complaint. This motion is pending as of the date of this filing.

     Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table sets forth information on repurchases by the Company of its common stock during the first quarter of fiscal year 2005.

                                                                                                     Total Value of
                                      Total                         Total Number of Shares          Shares that May
                                    Number of        Average              Purchased                 Yet Be Purchased
                                     Shares           Price         as a Part of Publicly          Under the Programs
              Fiscal Period         Purchased       Per Share         Announced Programs               ($ 000's)
         ------------------------ --------------- --------------- --------------------------- -----------------------------
         7/01/04 - 7/31/04                  188   $      34.61                      188             $         12,816
         8/01/04 - 8/31/04               21,246          36.81                   21,246                       12,034
         9/01/04 - 9/30/04               34,075          38.03                   34,075                       10,738
                                  --------------- --------------- --------------------------- -----------------------------
         Total First Quarter             55,509   $      37.55                   55,509             $         10,738
                                  =============== =============== =========================== =============================


         The current stock repurchase program was announced on May 16, 2001. Approval was granted for up to $40 million in repurchases and there is no expiration date on the current program.

     Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits
                 31.1 Certification of Principal Executive Officer Regarding Facts and Circumstances Relating to Quarterly Reports
                 31.2 Certification of Principal Financial Officer Regarding Facts and Circumstances Relating to Quarterly Reports
                 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the Registrant filed a Form 8-K dated July 29, 2004, pertaining to the Earnings Release of Datascope Corp. dated July 28, 2004 and a Form 8-K dated September 27, 2004, pertaining to the appointment of James J. Loughlin to the Board of Directors and to an amendment of the By-Laws of the Corporation.

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



Dated:  November 9, 2004