Form 10-Q
period 2004-12-31
DATASCOPE CORP
filed 2005-02-09
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to

                        Commission File Number 000-06516

                                   ----------

                                 DATASCOPE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                    13-2529596
-------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

         14 Philips Parkway, Montvale, New Jersey                 07645-9998
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Number of Shares of Company's Common Stock outstanding as of January 31, 2005:
14,795,270.

                                 Datascope Corp.

                                 Form 10-Q Index


                                                                                      Page
                                                                                      ----
Part I.  FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets at
                 December 31, 2004 and June 30, 2004                                    1

                 Condensed Consolidated Statements of Earnings                          2

                 Condensed Consolidated Statements of Cash Flows                        3

                 Notes to Condensed Consolidated Financial Statements                4-10

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                          11-17

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk            18

     Item 4.     Controls and Procedures                                               18

Part II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                                     19

     Item 2.     Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities                                        19

     Item 4.     Submission of Matters to a Vote of Security Holders                   20

     Item 6.     Exhibits and Reports on Form 8-K                                      20

Signatures                                                                             21

Exhibit 31.1.    Certification of Principal Executive Officer Regarding Facts
                 and Circumstances Relating to Quarterly Reports                       22

Exhibit 31.2.    Certification of Principal Financial Officer Regarding Facts
                 and Circumstances Relating to Quarterly Reports                       23

Exhibit 32.1.    Certification Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002                                            24


PART I.  FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS

                        DATASCOPE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           DEC 31,     JUNE 30,
                                                            2004         2004
                                                         ---------    ---------
                                                                         (a)
ASSETS
Current Assets:
   Cash and cash equivalents                             $   8,730    $   8,123
   Short-term investments                                    7,361       16,013
   Accounts receivable less allowance for
    doubtful accounts of $2,388 and $2,414                  65,195       70,603
   Inventories, net                                         59,330       52,858
   Prepaid income taxes                                      1,499       10,042
   Prepaid expenses and other current assets                11,957        8,529
   Current deferred taxes                                    6,301        6,500
                                                         ---------    ---------
      Total Current Assets                                 160,373      172,668

Property, Plant and Equipment, net of accumulated
 depreciation of $80,558 and $74,608                        92,048       88,915
Long-term Investments                                       49,567       52,223
Intangible Assets                                           25,839       23,748
Other Assets                                                31,227       30,781
                                                         ---------    ---------
                                                         $ 359,054    $ 368,335
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                      $  18,713    $  16,982
   Accrued expenses                                         17,976       15,790
   Accrued compensation                                     12,755       15,840
   Short-term debt                                          10,000           --
   Deferred revenue                                          3,454        4,188
                                                         ---------    ---------
      Total Current Liabilities                             62,898       52,800

Other Liabilities                                           24,899       22,965
Stockholders' Equity:
   Preferred stock, par value $1.00 per share:
   Authorized 5 million shares; Issued, none                    --           --
Common stock, par value $.01 per share:
   Authorized, 45 million shares;
   Issued, 18,224 and 18,044 shares                            182          180
Additional paid-in capital                                  87,149       81,571
Treasury stock at cost, 3,430 and 3,254 shares            (104,022)     (97,177)
Retained earnings                                          288,390      311,643
Accumulated other comprehensive loss:
   Cumulative translation adjustments                          313       (2,502)
   Minimum pension liability adjustments                      (619)        (619)
   Unrealized loss on available-for-sale securities           (136)        (526)
                                                         ---------    ---------
      Total Stockholders' Equity                           271,257      292,570
                                                         ---------    ---------
                                                         $ 359,054    $ 368,335
                                                         =========    =========


           (a) Derived from consolidated audited financial statements See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                     DECEMBER 31,                           DECEMBER 31,
                                           -----------------------------           -----------------------------
                                              2004               2003                2004                 2003
                                           ---------           ---------           ---------           ---------
NET SALES                                  $ 163,000           $ 163,900           $  82,700           $  86,800
                                           ---------           ---------           ---------           ---------
Costs and Expenses:
   Cost of sales                              65,424              68,052              33,472              36,174
   Research and development
    expenses                                  17,368              15,270               8,732               8,047
   Selling, general and
    administrative expenses                   68,758              67,035              35,329              34,920
                                           ---------           ---------           ---------           ---------
                                             151,550             150,357              77,533              79,141
                                           ---------           ---------           ---------           ---------
OPERATING EARNINGS                            11,450              13,543               5,167               7,659
Other (Income) Expense:
   Interest income                              (970)               (856)               (437)               (464)
   Interest expense                               84                  12                  76                   6
   Other, net                                    281                 (52)                313                (146)
                                           ---------           ---------           ---------           ---------
                                                (605)               (896)                (48)               (604)
                                           ---------           ---------           ---------           ---------
EARNINGS BEFORE TAXES ON INCOME               12,055              14,439               5,215               8,263
Taxes on Income                                3,617               4,620               1,497               2,644
                                           ---------           ---------           ---------           ---------
NET EARNINGS                               $   8,438           $   9,819           $   3,718           $   5,619
                                           =========           =========           =========           =========

Earnings Per Share, Basic                  $    0.57           $    0.66           $    0.25           $    0.38
                                           =========           =========           =========           =========

Weighted average common
 shares outstanding, Basic                    14,793              14,775              14,794              14,780
                                           =========           =========           =========           =========

Earnings Per Share, Diluted                $    0.55           $    0.65           $    0.24           $    0.37
                                           =========           =========           =========           =========

Weighted average common
 shares outstanding, Diluted                  15,234              15,082              15,256              15,152
                                           =========           =========           =========           =========



            See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           --------------------
                                                              2004       2003
                                                           --------    --------
Operating Activities:
     Net Earnings                                          $  8,438    $  9,819
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation                                         7,254       7,374
         Amortization                                         2,270       1,454
         Provision for supplemental pension                     557         557
         Provision for losses on accounts receivable              5         314
         Deferred income taxes                                1,635          --
         Tax benefit relating to stock options exercised        657         452
     Changes in assets and liabilities:
         Accounts receivable                                  7,178       3,518
         Inventories                                        (10,284)     (7,244)
         Other assets                                         6,547         413
         Accounts payable                                     1,535       2,146
         Accrued and other liabilities                       (3,443)        679
                                                           --------    --------
     Net cash provided by operating activities               22,349      19,482
                                                           --------    --------
INVESTING ACTIVITIES:
     Capital expenditures                                    (3,955)     (2,017)
     Purchases of investments                               (21,489)    (38,223)
     Maturities of investments                               14,402      32,073
     Sales of investments                                    18,923          --
     Capitalized software                                    (2,830)     (3,104)
     Purchased technology and licenses                       (2,274)       (800)
                                                           --------    --------
     Net cash provided by (used in) investing activities      2,777     (12,071)
                                                           --------    --------
FINANCING ACTIVITIES:
     Short-term debt                                         10,000          --
     Treasury shares acquired under repurchase programs      (6,845)     (4,303)
     Exercise of stock options and other                      4,923       3,451
     Cash dividends paid                                    (31,395)     (3,697)
                                                           --------    --------
     Net cash used in financing activities                  (23,317)     (4,549)
                                                           --------    --------

     Effect of exchange rates on cash                        (1,202)       (976)
                                                           --------    --------

Increase in cash and cash equivalents                           607       1,886
Cash and cash equivalents, beginning of period                8,123      10,572
                                                           --------    --------

Cash and cash equivalents, end of period                   $  8,730    $ 12,458
                                                           ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
       Income taxes                                        $  2,675    $  5,488
                                                           --------    --------
     Non-cash investing and financing activities:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                $  5,411    $  3,664
                                                           --------    --------


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

Preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and Notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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


                                                                 Six Months Ended            Three Months Ended
                                                                   December 31,                  December 31,
                                                               --------------------        -----------------------
                                                                2004          2003          2004           2003
                                                               ------        ------        ------        ---------
Net earnings - as reported                                     $8,438        $9,819        $3,718        $   5,619
Add: Total stock-based employee compensation expense
included in determination of net income as reported                --            --            --               --

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                         (1,654)       (1,646)         (764)            (797)
                                                               ------        ------        ------        ---------
Net earnings - pro forma                                       $6,784        $8,173        $2,954        $   4,822
                                                               ======        ======        ======        =========
Earnings per share:
        Basic - as reported                                    $ 0.57        $ 0.66        $ 0.25        $    0.38
                                                               ======        ======        ======        =========
        Basic - pro forma                                      $ 0.46        $ 0.55        $ 0.20        $    0.33
                                                               ======        ======        ======        =========
        Diluted - as reported                                  $ 0.55        $ 0.65        $ 0.24        $    0.37
                                                               ======        ======        ======        =========
        Diluted - pro forma                                    $ 0.45        $ 0.54        $ 0.19        $    0.32
                                                               ======        ======        ======        =========


                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

For purposes of the pro forma disclosures, the weighted average fair values of options granted for the three months ended December 31, 2004 and 2003 were $13.34 and $12.35, and for the six months ended December 31, 2004 and 2003 were $13.03 and $11.72, respectively.

The fair values of options granted were determined using the Black-Scholes option-pricing model with the following assumptions:

                                              Three and Six Months Ended
                                                     December 31,
                                         -----------------------------------
                                            2004                      2003
                                         ---------                 ---------
          Dividend yield                     0.72%                     0.59%
          Volatility                           31%                       33%
          Risk-free interest rate            3.51%                     3.40%
          Expected life                  5.2 Years                 5.2 Years

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. Statement 151 is effective for the Company in fiscal 2006. The adoption of Statement 151 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004) "Share-Based Payment," (Statement 123R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. Statement 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

Companies that used the fair-value based method for either recognition or disclosure under Statement 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. Statement 123R is effective for the Company in fiscal 2006. The adoption of Statement 123R is expected to have a material impact on our consolidated financial statements as disclosed in Note 1, Summary of Significant Accounting Policies - Stock-Based Compensation.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement addresses the measurement of exchanges of nonmonetary assets, eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replacing it with an exception for exchanges that do not have commercial substance. This Statement, which is to be applied prospectively, is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of Statement 153 is not expected to have a significant impact on our consolidated financial statements.

2. INVENTORIES, NET

Inventories, net are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                            -------                   --------
                                            Dec 31,                   June 30,
                                             2004                      2004
                                            -------                   -------
               Materials                    $22,732                   $21,480
               Work in Process               11,438                    10,650
               Finished Goods                25,160                    20,728
                                            --------                  -------
                                            $59,330                   $52,858
                                            ========                  =======

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the six months ended December 31, 2004 were as follows:

               Net earnings                                            $8,438
               Foreign currency translation adjustments                 2,815
               Common stock and additional paid-in
                     capital effects of stock option activity           5,580
               Cash dividends declared on common stock                (31,691)
               Purchases under stock repurchase plans                  (6,845)
               Unrealized gain on available-for-sale securities           390
                                                                     ---------
               Total decrease in stockholders' equity                ($21,313)
                                                                     =========

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)


4. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three and six months ended December 31, 2004 and 2003 is shown below.


                                                             Six Months Ended                 Three Months Ended
                                                      ------------------------------    -----------------------------
                                                        12/31/04          12/31/03        12/31/04         12/31/03
                                                      ------------     -------------    -------------    ------------
Net earnings                                             $ 8,438          $ 9,819          $ 3,718          $ 5,619
                                                         =======          =======          =======          =======
Weighted average shares outstanding
for basic earnings per share                              14,793           14,775           14,794           14,780
Effect of dilutive employee stock options                    441              307              462              372
                                                         -------          -------          -------          -------
Weighted average shares outstanding
for diluted earnings per share                            15,234           15,082           15,256           15,152
                                                         =======          =======          =======          =======
Basic earnings per share                                 $  0.57          $  0.66          $  0.25          $  0.38
                                                         =======          =======          =======          =======
Diluted earnings per share                               $  0.55          $  0.65          $  0.24          $  0.37
                                                         =======          =======          =======          =======

Common shares related to options outstanding under the Company's stock option plans amounting to 328 and 889 shares for the six months ended December 31, 2004 and 2003, respectively, and 275 and 716 shares for the three months ended December 31, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

5.  COMPREHENSIVE INCOME

Our comprehensive income for the three and six months ended December 31, 2004 and 2003 is shown below.

                                                                    Six Months Ended              Three Months Ended
                                                             -----------------------------   -----------------------------
                                                               12/31/04        12/31/03        12/31/04         12/31/03
                                                             -------------   -------------   -------------    ------------
       Net earnings                                             $ 8,438         $ 9,819         $ 3,718          $ 5,619
       Foreign currency translation gain                          2,815           2,084           2,408            1,775
       Unrealized gain (loss) on available-for-sale
          securities                                                390               -            (212)               -
                                                                -------         -------         -------          -------
       Total comprehensive income                               $11,643         $11,903         $ 5,914          $ 7,394
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

The Cardiac Assist / Monitoring Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of cardiovascular disease and electronic physiological monitors and central monitoring systems that provide for patient safety and management of patient care.

The Interventional Products / Vascular Grafts segment includes vascular closure devices, which are used to seal arterial puncture wounds after catheterization procedures, interventional radiology products used in dialysis access and a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue. Net sales and operating earnings are shown below.


                                                      Cardiac        Interventional
                                                     Assist /          Products /         Corporate
                                                    Monitoring          Vascular             and
                                                     Products            Grafts            Other (a)         Consolidated
                                                    ----------       --------------       -----------        ------------
------------------------------------
Six months ended December 31, 2004
------------------------------------
Net sales to external customers                      $131,679          $ 30,626           $    695           $163,000
                                                     --------          --------           --------           --------
Operating earnings (loss)                            $ 15,924          ($ 4,651)          $    177           $ 11,450
                                                     --------          --------           --------           --------

------------------------------------
Six months ended December 31, 2003
------------------------------------
Net sales to external customers                      $130,700          $ 32,590           $    610           $163,900
                                                     --------          --------           --------           --------
Operating earnings (loss)                            $ 17,119          ($ 2,031)          ($ 1,545)          $ 13,543
                                                     --------          --------           --------           --------
------------------------------------
Three months ended December 31, 2004
------------------------------------
Net sales to external customers                      $ 67,091          $ 15,245           $    364           $ 82,700
                                                     --------          --------           --------           --------
Operating earnings (loss)                            $  7,221          ($ 2,866)          $    812           $  5,167
                                                     --------          --------           --------           --------
------------------------------------
Three months ended December 31, 2003
------------------------------------
Net sales to external customers                      $ 70,944          $ 15,541           $    315           $ 86,800
                                                     --------          --------           --------           --------
Operating earnings (loss)                            $ 10,716          ($ 2,059)          ($   998)          $  7,659
                                                     --------          --------           --------           --------


--------------------------------------------        -----------------------------        ------------------------------
Reconciliation to consolidated earnings                    Six Months Ended                     Three Months Ended
    before income taxes :                           12/31/2004         12/31/2003        12/31/2004          12/31/2003
--------------------------------------------        ----------         ----------        ----------          ----------
Consolidated operating earnings                      $ 11,450           $ 13,543          $  5,167           $  7,659
Interest income, net                                      886                844               361                458
Other (expense) income                                   (281)                52              (313)               146
                                                     --------           --------          --------           --------
Consolidated earnings before taxes                   $ 12,055           $ 14,439          $  5,215           $  8,263
                                                     ========           ========          ========           ========


(a) Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other were $68.5 million at December 31, 2004 versus $87.4 million at June 30, 2004, with the decrease primarily due to investments sold to fund the special dividend paid on October 8, 2004. Segment SG&A expenses include fixed corporate G&A charges.

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

The components of net pension expense of our U.S. and international defined benefit pension plans and the SERPs include the following:


                                                                   Six Months Ended December 31,
                                                  -------------------------------------------------------------
                                                    2004             2003              2004               2003
                                                  -------           ------            -------           -------
                                                   U.S. and International                       SERPs
                                                  -------------------------           -------------------------
Service Cost                                      $ 1,437           $ 1,339           $   189           $   186
Interest Cost                                       1,721             1,414               417               353
Expected return on assets                          (1,385)           (1,433)               --                --
Amortization of:
   net loss (gain)                                    108               225               (61)                7
   unrecognized prior service cost                      5                 5                12                11
   remaining unrecognized net obligation               --                21                --                --
                                                  -------           -------           -------           -------
      Net pension expense                         $ 1,886           $ 1,571           $   557           $   557
                                                  =======           =======           =======           =======
Employer contributions                            $ 2,111           $    94
                                                  =======           =======


                                                                   Three Months Ended December 31,
                                                  ---------------------------------------------------------
                                                   2004            2003              2004             2003
                                                  ------          ------            ------           ------
                                                  U.S. and International                   SERPs
                                                  ----------------------            ----------------------
Service Cost                                      $ 717            $ 669            $  74            $  93
Interest Cost                                       860              707              163              177
Expected return on assets                          (692)            (716)              --               --
Amortization of:
   net loss (gain)                                   54              112              (24)               3
   unrecognized prior service cost                    3                3                4                6
   remaining unrecognized net obligation             --               10               --               --
                                                  -----            -----            -----            -----
      Net pension expense                         $ 942            $ 785            $ 217            $ 279
                                                  =====            =====            =====            =====
Employer contributions                            $   0            $  50
                                                  =====            =====

8.  ACQUIRED INTANGIBLE ASSETS

The following is a summary of our intangible assets.

                                                         Dec 31,       June 30,
                                                          2004          2004
                                                         -------       -------
      Purchased technology and licenses, gross           $22,163       $19,889
      Accumulated amortization                              (389)         (206)
                                                         -------       -------
      Purchased technology and licenses, net             $21,774       $19,683
                                                         =======       =======

The balances in purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture-based vascular closure device, the ProLumen thrombectomy device purchased from Rex Medical, LP and a license for the right to manufacture and distribute the Anestar anesthesia delivery systems. Amortization expense for the six months ended December 31, 2004 and 2003 was $183 thousand and $23 thousand, respectively.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

8. ACQUIRED INTANGIBLE ASSETS (CONTINUED)

At December 31, 2004, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.5 million for the remaining six months of fiscal 2005, and $1.4 million, $1.5 million, $1.6 million and $1.9 million for fiscal years 2006, 2007, 2008 and 2009, respectively.

Goodwill

Goodwill as of December 31, 2004 and 2003 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the six months ended December 31, 2004. Of the $4.1 million in goodwill, $1.8 million is in the Interventional Products / Vascular Grafts segment and $2.3 million is in Corporate and Other.

9. SHORT-TERM DEBT

During the second quarter of fiscal 2005, we borrowed $10 million from our existing credit facility to help pay the special and regular dividends on October 8, 2004. The borrowing was done because the majority of our marketable securities are earning interest at rates greater than our short-term borrowing rate. The balance at December 31, 2004 of $10 million matures in installments of $3 million in January 2005, $4 million in April 2005 and $3 million in July 2005. $2 million of the January installment was repaid with the remaining $1 million rolled over until March 2005. The weighted average annual interest rate of our short-term debt was 2.36% at December 31, 2004. We had no borrowings under our lines of credit as of December 31, 2003.

10. COMMITMENTS AND CONTINGENCIES

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

The Shaev litigation is described in our annual report on Form 10-K for the fiscal year ended June 30, 2004. The parties have settled the matter and have submitted the settlement to the Court for its approval. The court's decision is expected on March 7, 2005. Under the proposed settlement, the Company's liability is covered by insurance.

On January 20, 2005, Rex Medical LP filed a complaint against Datascope in the United States District Court for the District of Delaware seeking monetary damages, declaratory relief and other relief for alleged breaches related to three technology transfer agreements. The Company will file an answer denying the allegations of the complaint and seek, by way of a counterclaim, monetary damages and other appropriate relief. The Company believes it has meritorious defenses to the allegations of the Complaint and a meritorious counterclaim, both of which the Company intends to vigorously pursue.

CREDIT ARRANGEMENTS

The credit lines disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2004 that were scheduled to expire in October and November 2004 were renewed. At December 31, 2004, we had available lines of credit totaling $89.5 million, with interest payable at each lender's prime rate. Of the total available, $25 million expires in March 2005, $25 million expires in October 2005, and $14 million expires in November 2005. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.5 million in credit lines with no expiration date.

OTHER CONTINGENCIES

Pursuant to agreements with X-Site Medical, LLC, Rex Medical LP and Heyer Medical AG, we have contingent commitments to make additional payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable.

11. SPECIAL DIVIDEND AND INCREASE IN REGULAR DIVIDEND

On September 20, 2004, the Board of Directors declared a special dividend of $2.00 per share and an increase in our regular quarterly dividend to 7 cents a share from 5 cents a share. Both dividends were paid on October 8, 2004 to shareholders of record on September 30, 2004. The special dividend amounted to $29.6 million. The regular quarterly dividend of 7 cents was paid on January 18, 2005 to shareholders of record on December 27, 2004.

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

     Our sales growth depends upon the successful development and marketing of new products. We have continued to increase our investment in research and development (R&D). In the second quarter and first six months of fiscal 2005, we increased R&D spending 9% and 14% compared to the corresponding periods last year. We expect to continue to increase R&D spending in the second half of fiscal 2005 as compared to 2004. We also plan to increase sales through selective acquisitions of products and technologies from other companies. During the past two years we have made investments in new technologies, including the ProLumen(TM) thrombectomy device and the X-Site(R) vascular closure device. We have improved our operating margins through the sale of newer higher priced products, increasing the efficiency of our manufacturing operations and cost containment programs.

     Datascope's financial position continued strong at the end of December 2004. Cash and short-and long-term marketable investments were $58.5 million compared to $69.4 million at June 30, 2004. In October 2004, the Company paid a special dividend of $2.00 per share and increased the regular quarterly dividend to 7 cents per share from 5 cents per share. Both dividends totaled $30.6 million.

RESULTS OF OPERATIONS

     NET SALES

     Net sales were $82.7 million in the second quarter and $163.0 million in the first six months of fiscal 2005, compared to $86.8 million and $163.9 million for the corresponding periods last year. Sales in the second quarter and first six months of fiscal 2005 were below last year because validation of a new software release for the new Panorama(TM) central monitoring system was not completed in time to allow revenue recognition of $6.1 million in Panorama shipments. The Panorama sales of $6.1 million not recognized in the second quarter are expected to benefit the third quarter.

     Sales of the Cardiac Assist / Monitoring Products segment were $67.1 million in the second quarter of fiscal 2005 compared to $70.9 million and $131.7 million in the first six months of fiscal 2005 compared to $130.7 million last year.

         Sales of patient monitoring products of $32.9 million were 15% below last year primarily as a result of the Panorama shipments not recognizable in the second quarter and comparison to a very strong second quarter last year. Higher shipments of the new Trio(TM) monitor, Accutorr(R) non-invasive blood pressure monitors and favorable foreign exchange of $0.6 million favorably impacted sales. Sales of patient monitoring products in the first six months of fiscal 2005 were $64.9 million compared to $69.9 million last year, with the decrease due to the same reasons discussed above.

         Sales of cardiac assist products increased 6% to $34.2 million primarily as a result of continued strong worldwide market acceptance of the Company's CS100(TM) balloon pump, an innovative, fully automated counterpulsation pump. Favorable foreign exchange of $0.6 million also increased cardiac assist sales in the second quarter. In the first six months of fiscal 2005, sales of Cardiac Assist products were $66.7 million compared to $60.8 million last year, with the increase due to the same reasons discussed above.

     Sales of the Interventional Products / Vascular Grafts segment were $15.2 million compared to $15.5 million in the second quarter and $30.6 million in the first six months of fiscal 2005 compared to $32.6 million last year.

         Sales of Interventional Products were $7.2 million compared to $8.4 million last year as sales of vascular closure devices continued to decline partially offset by continued higher sales of new products introduced last year, Safeguard(TM) and ProLumen. We expect to reverse the decline in sales of vascular closure devices with new products such as X-Site, an innovative suture-based device, planned for market introduction in the second half of fiscal 2005, and On-Site(TM) a new, innovative collagen-based closure device, planned for market introduction during the summer of 2005. In the first six months of fiscal 2005, sales of Interventional Products were $15.0 million compared to $18.6 million last year, with the decrease due to the continued reduction in sales of vascular closure devices.

         Sales of InterVascular Inc.'s products were $8.0 million, 12% above last year, reflecting increased demand by international distributors, shipments to a new OEM distributor and favorable foreign exchange of $0.3 million. In the first six months of fiscal 2005, sales of InterVascular products were $15.6 million compared to $14.0 million last year, due to the same reasons discussed above. We continue to work to obtain FDA clearance to market InterGard(R) Silver grafts in the U.S.

     Sales of Genisphere products were $0.4 million and $0.7 million in the second quarter and first six months of fiscal 2005, respectively, compared to $0.3 million and $0.6 million for the corresponding periods last year. Genisphere continued to pursue its marketing strategy to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.

     GROSS PROFIT (NET SALES LESS COST OF SALES)

         The gross profit percentage was 59.5% for the second quarter and 59.9% for the first six months of fiscal 2005 compared to 58.3% and 58.5% for the corresponding periods last year. The increase in the gross margin percentage in the fiscal 2005 periods was primarily due to an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment, as a result of sales of new products including the Fidelity balloon catheter, the CS100 balloon pump, Spectrum(TM) and Trio monitors and the Panorama central monitoring system, a Datascope developed product that has a higher gross margin than the previous system that was purchased from an OEM supplier. The Panorama sales that favorably impacted the gross margin in the 2005 periods did not include the systems with the new software release. Also contributing to the improved gross margin percentage were cost reduction programs in the Cardiac Assist / Monitoring Products segment.

     RESEARCH AND DEVELOPMENT (R&D)

         We continue to increase our investment in new product development and improvements of existing products. R&D also reflects expenses for regulatory compliance and clinical evaluations. R&D expenses increased 9% to $8.7 million in the second quarter of fiscal 2005, equivalent to 10.6% of sales compared to $8.0 million or 9.3% of sales in the second quarter last year. R&D expenses increased 14% to $17.4 million in the first six months of fiscal 2005, equivalent to 10.7% of sales compared to $15.3 million, or 9.3% of sales for the same period last year. In the fiscal 2005 periods, the relationship of R&D to sales was affected by the Panorama shipments not recognizable in the second quarter.

         R&D expenses for the Cardiac Assist / Monitoring Products segment were $4.6 million in the second quarter and $9.6 million in the first six months of 2005 compared to $5.1 million and $9.7 million in the corresponding periods last year. The decrease in R&D expenses in the second quarter was primarily attributable to capitalization of software costs for a new product in Cardiac Assist that reached technological feasibility during the second quarter of fiscal 2005.

         R&D expenses for the Interventional Products / Vascular Grafts segment were $3.6 million in the second quarter and $6.5 million in the first six months of fiscal 2005, compared to $2.3 million and $4.4 million in the corresponding periods last year, with the increases related to new product development projects and higher clinical and regulatory costs.

         The balance of consolidated R&D is in Corporate and Other and amounted to $0.5 million in the second quarter and $1.3 million in the first six months of fiscal 2005 compared to $0.7 million and $1.2 million in the corresponding periods last year.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expenses increased 1% to $35.3 million in the second quarter of fiscal 2005 or 42.7% of sales compared to $34.9 million or 40.2% of sales last year. In the first six months of fiscal 2005, SG&A expenses increased 3% to $68.8 million, or 42.2% of sales, compared to $67.0 million, or 40.9% of sales for the same period last year. In the fiscal 2005 periods, the relationship of SG&A to sales was affected by the Panorama shipments not recognizable in the second quarter.

         SG&A expenses for the Cardiac Assist / Monitoring Products segment increased $3.0 million or 13% to $26.2 million in the second quarter of fiscal 2005 and $4.8 million or 11% to $49.0 million in the first six months of fiscal 2005, with the increases primarily attributable to higher selling and clinical expenses as a result of additions and filling open positions and unfavorable foreign exchange translation ($0.6 million).

         SG&A expenses for the Interventional Products / Vascular Grafts segment decreased 9% to $10.4 million in the second quarter of fiscal 2005 and 6% to $21.1 million in the first six months of fiscal 2005, due to reductions in the U.S. sales organizations, partially offset by unfavorable foreign exchange translation ($0.3 million).

         Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

     OTHER INCOME AND EXPENSE

         Interest income of $0.4 million in the second quarter declined slightly compared to $0.5 million in the same period last year, as an increase in the average yield to 3.5% from 2.6% was offset by a lower average portfolio balance ($55.8 million vs. $65.8 million). The decrease in the average portfolio was primarily attributable to selling short-term investments at the beginning of the second quarter to fund the payment of the special and regular dividends paid on October 8, 2004 ($30.6 million). Interest income was $1.0 million in the first six months of fiscal 2005 compared to $0.9 million in the same period last year, with the increase attributable to an increase in the average yield to 3.4% from 2.6%, partially offset by a lower average portfolio balance ($59.9 million vs. $63.5 million).

         Other expense increased $0.5 million and $0.3 million for the second quarter and first six months of fiscal 2005, respectively, compared to the corresponding periods last year, primarily due to the benefit last year from higher foreign exchange gains.

     INCOME TAXES

         In the second quarter and first six months of fiscal 2005, the consolidated effective tax rate was 28.7% and 30.0% compared to 31.0% in the second quarter and first six months last year. The lower tax rate in the fiscal 2005 periods was primarily attributable to a greater benefit for the Federal Research Credit.

         On October 4, 2004, the Working Families Tax Relief Act of 2004 ("WFTRA") was enacted. The WFTRA includes a July 1, 2004 retroactive reinstatement of the Federal Research Credit, which is now scheduled to expire on December 31, 2005. On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was enacted. Under AJCA, the Extraterritorial Income Exclusion (EIE) is being phased out over a two year period. Our effective tax rate for the second quarter and first six months of fiscal 2005 includes the net benefit of the reinstatement of the Research Credit and the phase-out of the EIE.

         The AJCA also provides a temporary 85% dividends-received deduction for certain cash dividends repatriated from our international operations. The amount of dividends eligible for repatriation is subject to several limitations, and requires that the proceeds be invested in the U.S. pursuant to an approved domestic reinvestment plan. On January 13, 2005, the Internal Revenue Service issued the first of a series of notices providing guidance for eligibility of the special dividends-received deduction. Additionally, on December 28, 2004, the tax treaty between the U.S. and the Netherlands was amended, which will affect the net impact of certain dividends repatriated from the Netherlands.

         At this time, we are reviewing the preliminary guidance and tax treaty provisions to determine the net impact of any dividend repatriation. We are currently unable to determine the ultimate tax rate impact of the temporary dividends-received deduction, pending the completion of our review of the above provisions, and the issuance of further clarifying regulatory guidance from the Internal Revenue Service. It is anticipated that this evaluation will be completed by the end of our current fiscal year.

     NET EARNINGS

         Net earnings were $3.7 million or $0.24 per diluted share in the second quarter of fiscal 2005 compared to $5.6 million or $0.37 per diluted share last year. Net earnings were $8.4 million or $0.55 per diluted share in the first six months of fiscal 2005 compared to $9.8 million or $0.65 per diluted share for the same period last year. Earnings in the second quarter and first six months of fiscal 2005 were below last year primarily because validation of a new software release for the new Panorama central monitoring system was not completed in time to allow revenue recognition of $6.1 million in Panorama shipments. The Panorama sales of $6.1 million and related net earnings of 17 cents per share not recognized in the second quarter are expected to benefit the third quarter. Earnings were also impacted by increased R&D and SG&A expenses, as discussed above, partially offset by an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment.

     LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $97.5 million at December 31, 2004 compared to $119.9 million at June 30, 2004. The current ratio was 2.5:1 compared to 3.3:1. The decrease in working capital and the current ratio was primarily due to an increase in current liabilities, attributable to short-term borrowings of $10.0 million, and a reduction of $8.0 million in cash and short-term investments primarily related to funding the special dividend and regular dividend paid in October 2004 of $30.6 million.

         In the first six months of fiscal 2005, cash provided by operations was $22.3 million compared to $19.5 million last year, with the increase due to income tax refunds, lower accounts receivable and higher accrued expenses, partially offset by higher inventory related to the Panorama.

         Net cash provided by investing activities was $2.8 million, primarily attributable to sales of investments of $18.9 million and maturities of investments of $14.4 million, offset by $21.5 million for purchases of investments, $2.8 million for capitalized software, the purchase of $4.0 million of property, plant and equipment and $2.3 million for purchased technology and licenses. Net cash used in financing activities was $23.3 million, due to $31.4 million dividends paid and stock repurchases of $6.8 million, offset by short-term debt of $10.0 million and stock option activity of $4.9 million.

         On September 20, 2004, the Board of Directors declared a special dividend of $2.00 per share and an increase in our regular quarterly dividend to 7 cents a share from 5 cents a share. Both dividends were paid on October 8, 2004 to shareholders of record on September 30, 2004. The special dividend amounted to $29.6 million.

         To assist with the payment of the special and regular dividends totaling $30.6 million, we borrowed $10 million for periods up to nine months with interest rates averaging 2.36%. The borrowing was executed against our existing credit lines since the current lending rates were lower than the earnings rate on the majority of our marketable securities. On January 7, 2005, we repaid $2.0 million of the borrowing, and expect to repay the remainder of the borrowing as funds are generated from operations.

         The credit lines disclosed in our Form 10-K for the fiscal year ended June 30, 2004 that were scheduled to expire in October and November 2004 were renewed. At December 31, 2004, we had available lines of credit totaling $89.5 million, with interest payable at each lender's prime rate. Of the total available, $25 million expires in March 2005, $25 million expires in October 2005, and $14 million expires in November 2005. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.5 million in lines of credit with no expiration date.

         On May 16, 2001, the Board of Directors authorized $40 million to buy shares of our common stock from time to time, subject to market conditions and other relevant factors affecting the Company. We purchased about 176 thousand of our common shares for approximately $6.8 million during the first six months of fiscal 2005. To date we have repurchased approximately 880 thousand shares at a cost of $34.0 million. The remaining balance under the existing share repurchase program is $6.0 million.

         We believe that our existing cash balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current U.S. inflation has not significantly affected the Company.

     INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the risk that Panorama sales not recognized in the second quarter will not fully benefit the third quarter, new product introductions planned for both the dialysis market and vascular closure market will not reverse the decline in the Interventional Products division, market conditions may change, particularly as the result of competitive activity in the markets served by the Company, the Company's dependence on certain unaffiliated suppliers (including single source manufacturers) for Patient Monitoring, Cardiac Assist and Interventional products and the Company's ability to gain market acceptance for new products. Additional risks are the ability of the Company to successfully introduce new products, continued demand for the Company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

     RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, "Inventory Costs - an amendment of ARB
         No. 43, Chapter 4." The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. Statement 151 is effective for the Company in fiscal 2006. The adoption of Statement 151 is not expected to have a material impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued Statement No. 123 (revised 2004) "Share-Based Payment," (Statement 123R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. Statement 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

         Companies that used the fair-value based method for either recognition or disclosure under Statement 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. Statement 123R is effective for the Company in fiscal 2006. The adoption of Statement 123R is expected to have a material impact on our consolidated financial statements as disclosed in Note 1, Summary of Significant Accounting Policies - Stock-Based Compensation.

         In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement addresses the measurement of exchanges of nonmonetary assets, eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replacing it with an exception for exchanges that do not have commercial substance. This Statement, which is to be applied prospectively, is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of Statement 153 is not expected to have a significant impact on our consolidated financial statements.

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

     None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three and six month periods ended December 31, 2004 and 2003.

     As of December 31, 2004, we had a notional amount of $12.1 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

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

     The Shaev litigation is described in our annual report on Form 10-K for the fiscal year ended June 30, 2004. The parties have settled the matter and have submitted the settlement to the Court for its approval. The court's decision is expected on March 7, 2005. Under the proposed settlement, the Company's liability is covered by insurance.

     The Gugnani litigation is described in our annual report on Form 10-K for the fiscal year ended June 30, 2004. The Company filed a motion to dismiss on October 19, 2004 in lieu of filing an answer denying the allegations of the complaint. This motion was granted and the matter was dismissed with prejudice on January 13, 2005.

     On January 20, 2005, Rex Medical LP filed a complaint against Datascope in the United States District Court for the District of Delaware seeking monetary damages, declaratory relief and other relief for alleged breaches related to three technology transfer agreements. The Company will file an answer denying the allegations of the complaint and seek, by way of a counterclaim, monetary damages and other appropriate relief. The Company believes it has meritorious defenses to the allegations of the Complaint and a meritorious counterclaim, both of which the Company intends to vigorously pursue.

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table sets forth information on repurchases by the Company of its common stock during the second quarter of fiscal year 2005.



                                                               Total Number of Shares       Total Value of Shares
                                                Average              Purchased            that May Yet Be Purchased
                            Total Number of       Price         as a Part of Publicly         Under the Programs
   Fiscal Period            Shares Purchased   Per Share         Announced Programs                ($ 000's)
-------------------         ----------------   ---------       -----------------------    -------------------------
10/01/04 - 10/31/04                 5,000     $    36.07                  5,000                   $ 10,557
11/01/04 - 11/30/04                73,036          39.13                 73,036                      7,700
12/01/04 - 12/31/04                41,960          41.03                 41,960                      5,978
                                  -------     ----------                -------                   ---------
Total Second Quarter              119,996     $    39.67                119,996                   $  5,978
                                  =======     ==========                =======                   =========

     The current stock repurchase program was announced on May 16, 2001. Approval was granted for up to $40 million in repurchases and there is no expiration date on the current program.



Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Datascope Corp. was held on December 7, 2004 and the following matters were voted upon:

1. To approve the election of William L. Asmundson and James J. Loughlin to serve as Class I members of the Datascope Corp. Board of Directors until the 2007 annual meeting of shareholders and until the election and qualification of their respective successors.


        W. Asmundson      For:  13,097,311       Withheld:    321,593
        J. Loughlin       For:  13,031,511       Withheld:    387,393


     Lawrence Saper, Alan Abramson, David Altschiller, Robert E. Klatell and Arno Nash continued to serve as members of the Datascope Corp. Board of Directors after the annual meeting.

2. Proposal to approve an Amendment to the Datascope Corp. Amended and Restated 1995 Stock Option Plan

                          For:        10,574,162        Against:     1,242,051
                          Abstain:       457,438

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

     b. Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the Registrant filed a Form 8-K dated October 29, 2004, pertaining to the Earnings Release of Datascope Corp. dated October 28, 2004.

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


                                 DATASCOPE CORP.
                                   Registrant


                                 By: /s/ Lawrence Saper
                                     ----------------------------------
                                     Lawrence Saper
                                     Chairman of the Board and Chief Executive
                                     Officer



                                 By: /s/ Murray Pitkowsky
                                     ----------------------------------
                                     Murray Pitkowsky
                                     Senior Vice President, Chief Financial
                                     Officer and Treasurer



Dated: February 9, 2005