Form 10-Q
period 2005-03-31
DATASCOPE CORP
filed 2005-05-10
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

Number of Shares of Company's Common Stock outstanding as of April 29, 2005:
14,795,255.

                                 Datascope Corp.

                                 Form 10-Q Index

                                                                                                 Page
                                                                                                 ----
Part I.  FINANCIAL INFORMATION

     Item 1.               Financial Statements

                           Condensed Consolidated Balance Sheets at
                           March 31, 2005 and June 30, 2004                                          1

                           Condensed Consolidated Statements of Earnings                             2

                           Condensed Consolidated Statements of Cash Flows                           3

                           Notes to Condensed Consolidated Financial Statements                   4-11

     Item 2.               Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                             12-19

     Item 3.               Quantitative and Qualitative Disclosures about Market Risk               20

     Item 4.               Controls and Procedures                                                  20

Part II.  OTHER INFORMATION

     Item 1.               Legal Proceedings                                                        21

     Item 2.               Changes in Securities, Use of Proceeds and Issuer
                           Purchases of Equity Securities                                           21

     Item 6.               Exhibits and Reports on Form 8-K                                         22

Signatures                                                                                          23

Exhibit 31.1.              Certification of Principal Executive Officer Regarding Facts
                           and Circumstances Relating to Quarterly Reports                          24

Exhibit 31.2.              Certification of Principal Financial Officer Regarding Facts
                           and Circumstances Relating to Quarterly Reports                          25

Exhibit 32.1.              Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002                                               26

PART I. FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS

                        DATASCOPE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     MARCH 31,        JUNE 30,
                                                                       2005            2004
                                                                     ---------       ---------
                                                                                        (a)
ASSETS
Current Assets:
  Cash and cash equivalents                                          $  11,457       $   8,123
  Short-term investments                                                 1,601          16,013
  Accounts receivable less allowance for
    doubtful accounts of $2,389 and $2,414                              74,539          70,603
  Inventories, net                                                      57,554          52,858
  Prepaid income taxes                                                      --          10,042
  Prepaid expenses and other current assets                             11,573           8,529
  Current deferred taxes                                                 6,963           6,500
                                                                     ---------       ---------
      Total Current Assets                                             163,687         172,668

Property, Plant and Equipment, net of accumulated
   depreciation of $80,677 and $74,608                                  90,623          88,915
Long-term Investments                                                   53,039          52,223
Intangible Assets                                                       25,796          23,748
Other Assets                                                            32,084          30,781
                                                                     ---------       ---------
                                                                     $ 365,229       $ 368,335
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                   $  19,788       $  16,982
  Accrued expenses                                                      18,077          15,790
  Accrued compensation                                                  12,183          15,840
  Short-term debt                                                        8,000              --
  Deferred revenue                                                       3,708           4,188
  Income taxes payable                                                     126              --
                                                                     ---------       ---------
      Total Current Liabilities                                         61,882          52,800

Other Liabilities                                                       25,675          22,965
Stockholders' Equity:
  Preferred stock, par value $1.00 per share:
    Authorized 5 million shares; Issued, none                               --              --
  Common stock, par value $.01 per share:
    Authorized, 45 million shares;
    Issued, 18,254 and 18,044 shares                                       183             180
  Additional paid-in capital                                            88,574          81,571
  Treasury stock at cost, 3,459 and 3,254 shares                      (105,122)        (97,177)
  Retained earnings                                                    296,144         311,643
  Accumulated other comprehensive loss:
    Cumulative translation adjustments                                    (812)         (2,502)
    Minimum pension liability adjustments                                 (619)           (619)
    Unrealized loss on available-for-sale securities                      (676)           (526)
                                                                     ---------       ---------
      Total Stockholders' Equity                                       277,672         292,570
                                                                     ---------       ---------
                                                                     $ 365,229       $ 368,335
                                                                     =========       =========

(a) Derived from consolidated audited financial statements


            See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                        MARCH 31,                               MARCH 31,
                                             -----------------------------           -----------------------------
                                                2005                2004                2005                2004
                                             ---------           ---------           ---------           ---------
NET SALES                                    $ 259,100           $ 253,800           $  96,100           $  89,900
                                             ---------           ---------           ---------           ---------
Costs and Expenses:
  Cost of sales                                105,895             105,044              40,471              36,992
  Research and development
    expenses                                    26,486              23,683               9,118               8,413
  Selling, general and
    administrative expenses                    103,828             101,371              35,074              34,355
                                             ---------           ---------           ---------           ---------
                                               236,209             230,098              84,663              79,760
                                             ---------           ---------           ---------           ---------
OPERATING EARNINGS                              22,891              23,702              11,437              10,140
Other (Income) Expense:
  Interest income                               (1,620)             (1,426)               (650)               (570)
  Interest expense                                 158                  18                  74                   6
  Other, net                                       424                 200                 139                 233
                                             ---------           ---------           ---------           ---------
                                                (1,038)             (1,208)               (437)               (331)
                                             ---------           ---------           ---------           ---------
EARNINGS BEFORE INCOME TAXES                    23,929              24,910              11,874              10,471
Income Taxes                                     6,700               7,971               3,083               3,351
                                             ---------           ---------           ---------           ---------
NET EARNINGS                                 $  17,229           $  16,939           $   8,791           $   7,120
                                             =========           =========           =========           =========

Earnings Per Share, Basic                    $    1.16           $    1.15           $    0.59           $    0.48
                                             =========           =========           =========           =========

Weighted average common
   shares outstanding, Basic                    14,795              14,780              14,797              14,789
                                             =========           =========           =========           =========

Earnings Per Share, Diluted                  $    1.13           $    1.12           $    0.58           $    0.47
                                             =========           =========           =========           =========

Weighted average common
   shares outstanding, Diluted                  15,204              15,108              15,151              15,157
                                             =========           =========           =========           =========


            See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                      --------------------
                                                                        2005        2004
                                                                      --------    --------
Operating Activities:
     Net Earnings                                                     $ 17,229    $ 16,939
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation                                                   11,044      10,934
         Amortization                                                    3,393       2,277
         Provision for supplemental pension                                811         836
         Provision for losses on accounts receivable                       214         493
         Deferred income taxes                                           1,845          --
         Tax benefit relating to stock options exercised                 1,647         506
     Changes in assets and liabilities:
         Accounts receivable                                            (3,116)      6,208
         Inventories                                                   (10,836)     (6,968)
         Other assets                                                    7,758      (3,619)
         Accounts payable                                                2,706       3,670
         Income taxes payable                                              126          --
         Accrued and other liabilities                                  (3,235)      1,955
                                                                      --------    --------
     Net cash provided by operating activities                          29,586      33,231
                                                                      --------    --------
INVESTING ACTIVITIES:
     Capital expenditures                                               (5,175)     (3,115)
     Purchases of investments                                          (27,101)    (63,089)
     Maturities of investments                                          19,552      46,753
     Sales of investments                                               20,901          --
     Capitalized software                                               (4,609)     (4,458)
     Purchased technology and licenses                                  (2,323)     (1,858)
     Equity investments                                                     --        (500)
                                                                      --------    --------
     Net cash provided by (used in) investing activities                 1,245     (26,267)
                                                                      --------    --------
FINANCING ACTIVITIES:
     Short-term borrowings                                              10,000          --
     Repayments of short-term borrowings                                (2,000)         --
     Treasury shares acquired under repurchase programs                 (7,945)     (5,077)
     Exercise of stock options and other                                 5,360       4,081
     Cash dividends paid                                               (32,432)     (4,437)
                                                                      --------    --------
     Net cash used in financing activities                             (27,017)     (5,433)
                                                                      --------    --------

     Effect of exchange rates on cash                                     (480)       (763)
                                                                      --------    --------

Increase in cash and cash equivalents                                    3,334         768
Cash and cash equivalents, beginning of period                           8,123      10,572
                                                                      --------    --------

Cash and cash equivalents, end of period                              $ 11,457    $ 11,340
                                                                      ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
       Income taxes                                                   $  3,888    $ 10,817
                                                                      --------    --------
Non-cash investing and financing activities:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                           $  7,021    $  5,499
                                                                      --------    --------

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

                                                       Nine Months Ended  Three Months Ended
                                                           March 31,          March 31,
                                                       -----------------   ----------------
                                                        2005      2004      2005      2004
                                                       -------   -------   ------   -------
Net earnings - as reported                             $17,229   $16,939   $8,791   $ 7,120
Add: Total stock-based employee compensation expense
included in determination of net income as reported         --        --       --        --
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                  (2,592)   (2,602)    (938)     (956)
                                                       -------   -------   ------   -------
Net earnings - pro forma                               $14,637   $14,337   $7,853   $ 6,164
                                                       =======   =======   ======   =======
Earnings per share:
        Basic - as reported                            $  1.16   $  1.15   $ 0.59   $  0.48
                                                       =======   =======   ======   =======
        Basic - pro forma                              $  0.99   $  0.97   $ 0.53   $  0.42
                                                       =======   =======   ======   =======
        Diluted - as reported                          $  1.13   $  1.12   $ 0.58   $  0.47
                                                       =======   =======   ======   =======
        Diluted - pro forma                            $  0.96   $  0.95   $ 0.52   $  0.41
                                                       =======   =======   ======   =======

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

For purposes of the pro forma disclosures, the weighted average fair values of options granted for the three months ended March 31, 2005 and 2004 were $13.25 and $12.14, and for the nine months ended March 31, 2005 and 2004 were $13.19 and $11.90, respectively.
The fair values of options granted were determined using the Black-Scholes option-pricing model with the following assumptions:

                                                Nine Months Ended                   Three Months Ended
                                                    March 31,                           March 31,
                                           ---------------------------            -----------------------
                                               2005             2004                2005            2004
                                           -----------        --------            --------        -------
       Dividend yield                             0.73%           0.58%               0.73%           0.56%
       Volatility                                   31%             33%                 31%             33%
       Risk-free interest rate                    3.97%           3.05%               4.14%           2.97%
       Expected life                          5.2 Years       5.2 Years           5.3 Years       5.2 Years

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

In December 2004, the FASB issued Statement No. 123R (revised 2004) "Share-Based Payment," (Statement 123R) that will require all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard will be adopted by the Company effective July 1, 2005 pursuant to the requirements of the statement. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations and the alternative adoption methods. As permitted by Statement 123, we currently account for share-based payments to employees in accordance with Accounting Principles Board Opinion No. 25 and do not recognize compensation cost for employee stock options. The adoption of Statement 123R's fair value method will have a significant impact on our consolidated results of operations. The impact of adopting Statement 123R on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004"; and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. Due to the complexity of the repatriation provision, we are still evaluating the effects of the Act on our plan for repatriation of foreign earnings and the related impact to our tax provision. It is anticipated that this evaluation will be completed by the end of fiscal 2005. Based on our analysis to date, the range of possible amounts that we are currently considering eligible for repatriation is between zero and $46 million. The related potential range of income tax is between zero and $3 million.

2. INVENTORIES, NET

Inventories, net are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.


                                              ---------            --------
                                              March 31,            June 30,
                                                2005                2004
                                               -------             -------
        Materials                              $22,573             $21,480
        Work in Process                         10,732              10,650
        Finished Goods                          24,249              20,728
                                               -------             -------
                                               $57,554             $52,858
                                               =======             =======

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the nine months ended March 31, 2005 were as follows:

        Net earnings                                               $17,229
        Foreign currency translation adjustments                     1,690
        Common stock and additional paid-in
              capital effects of stock option activity               7,006
        Cash dividends declared on common stock                    (32,728)
        Purchases under stock repurchase plans                      (7,945)
        Unrealized loss on available-for-sale securities              (150)
                                                                  ---------
        Total decrease in stockholders' equity                    ($14,898)
                                                                  =========

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)


4. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three and nine months ended March 31, 2005 and 2004 is shown below.

                                                            Nine Months Ended                  Three Months Ended
                                                        -------------------------           -------------------------
                                                        3/31/05           3/31/04           3/31/05           3/31/04
                                                        -------           -------           -------           -------
Net earnings                                            $17,229           $16,939           $ 8,791           $ 7,120
                                                        =======           =======           =======           =======
Weighted average shares outstanding
for basic earnings per share                             14,795            14,780            14,797            14,789
Effect of dilutive employee stock options                   409               328               354               368
                                                        -------           -------           -------           -------
Weighted average shares outstanding
for diluted earnings per share                           15,204            15,108            15,151            15,157
                                                        =======           =======           =======           =======
Basic earnings per share                                $  1.16           $  1.15           $  0.59           $  0.48
                                                        =======           =======           =======           =======
Diluted earnings per share                              $  1.13           $  1.12           $  0.58           $  0.47
                                                        =======           =======           =======           =======

Common shares related to options outstanding under the Company's stock option plans amounting to 621 thousand shares for the three and nine months ended March 31, 2005 were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive. For the three and nine months ended March 31, 2004, 801 thousand shares were excluded from the calculation for the same reason.

5. COMPREHENSIVE INCOME

Our comprehensive income for the three and nine months ended March 31, 2005 and 2004 is shown below.

                                                            Nine Months Ended                  Three Months Ended
                                                        --------------------------          -------------------------
                                                         3/31/05           3/31/04          3/31/05           3/31/04
                                                        --------          --------          --------          --------
Net earnings                                            $ 17,229          $ 16,939          $  8,791          $  7,120
Foreign currency translation gain (loss)                   1,690             1,741            (1,125)             (343)
Unrealized loss on available-for-sale
   securities                                               (150)               --              (540)               --
                                                        --------          --------          --------          --------
Total comprehensive income                              $ 18,769          $ 18,680          $  7,126          $  6,777
                                                        ========          ========          ========          ========

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

                                                                   Cardiac        Interventional
                                                                   Assist /          Products /      Corporate
                                                                 Monitoring          Vascular           and
                                                                  Products            Grafts          Other (a)       Consolidated
                                                                  ---------         ---------         ---------       ------------
---------------------------------------
Nine months ended March 31, 2005
---------------------------------------
Net sales to external customers                                   $ 212,082         $  45,884         $   1,134        $ 259,100
                                                                  ---------         ---------         ---------        ---------
Operating earnings (loss)                                         $  29,559         ($  8,297)        $   1,629        $  22,891
                                                                  ---------         ---------         ---------        ---------
Assets                                                            $ 192,426         $  80,516         $  92,287        $ 365,229
                                                                  ---------         ---------         ---------        ---------
---------------------------------------
Nine months ended March 31, 2004
---------------------------------------
Net sales to external customers                                   $ 202,546         $  50,218         $   1,036        $ 253,800
                                                                  ---------         ---------         ---------        ---------
Operating earnings (loss)                                         $  26,504         ($  3,734)        $     932        $  23,702
                                                                  ---------         ---------         ---------        ---------
Assets                                                            $ 172,660         $  63,932         $ 123,444        $ 360,036
                                                                  ---------         ---------         ---------        ---------

---------------------------------------
Three months ended March 31, 2005
---------------------------------------
Net sales to external customers                                   $  80,403         $  15,258         $     439        $  96,100
                                                                  ---------         ---------         ---------        ---------
Operating earnings (loss)                                         $  13,635         ($  3,670)        $   1,472        $  11,437
                                                                  ---------         ---------         ---------        ---------

---------------------------------------
Three months ended March 31, 2004
---------------------------------------
Net sales to external customers                                   $  71,846         $  17,628         $     426        $  89,900
                                                                  ---------         ---------         ---------        ---------
Operating earnings (loss)                                         $   9,385         ($  1,704)        $   2,459        $  10,140
                                                                  ---------         ---------         ---------        ---------

---------------------------------------                           ---------------------------         --------------------------
Reconciliation to consolidated earnings                               Nine Months Ended                    Three Months Ended
    before income taxes :                                         3/31/2005         3/31/2004         3/31/2005        3/31/2004
---------------------------------------                           ---------         ---------         ---------        ---------
Consolidated operating earnings                                   $  22,891         $  23,702         $  11,437        $  10,140
Interest income, net                                                  1,462             1,408               576              564
Other (expense) income                                                 (424)             (200)             (139)            (233)
                                                                  ---------         ---------         ---------        ---------
Consolidated earnings before income taxes                         $  23,929         $  24,910         $  11,874        $  10,471
                                                                  =========         =========         =========        =========


(a) Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other include cash and investments, the corporate headquarters and cash surrender value of officers life insurance. Segment SG&A expenses include fixed corporate G&A charges.

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

The components of net pension expense of our U.S. and international defined benefit pension plans and the SERPs include the following:

                                                                         Nine Months Ended March 31,
                                                     --------------------------------------------------------------
                                                       2005             2004               2005             2004
                                                     --------          ------            -------           -------
                                                      U.S. and International                       SERPs
                                                     -------------------------           -------------------------
Service Cost                                         $ 2,007           $ 2,103           $   282           $   279
Interest Cost                                          2,561             2,222               621               530
Expected return on assets                             (2,081)           (2,251)               --                --
Amortization of:
   net loss (gain)                                       103               354               (91)               10
   unrecognized prior service cost                        10                 8                (1)               17
   remaining unrecognized net obligation                  --                32                --                --
                                                     -------           -------           -------           -------
      Net pension expense                            $ 2,600           $ 2,468           $   811           $   836
                                                     =======           =======           =======           =======
Employer contributions                               $ 2,243           $   125
                                                     =======           =======


                                                                         Three Months Ended March 31,
                                                     --------------------------------------------------------------
                                                       2005             2004               2005             2004
                                                     --------          ------            -------           -------
                                                      U.S. and International                       SERPs
                                                     -------------------------           -------------------------
Service Cost                                         $   549           $   765           $    89           $    93
Interest Cost                                            700               807               195               176
Expected return on assets                               (569)             (818)               --                --
Amortization of:
   net loss (gain)                                        28               128               (29)                3
   unrecognized prior service cost                         3                 3                --                 6
   remaining unrecognized net obligation                  --                12                --                --
                                                     -------           -------           -------           -------
      Net pension expense                            $   711           $   897           $   255           $   278
                                                     =======           =======           =======           =======
Employer contributions                               $    38           $    45
                                                     =======           =======

8. ACQUIRED INTANGIBLE ASSETS

The following is a summary of our intangible assets.

                                                      March 31,      June 30,
                                                        2005           2004
                                                      --------       --------
Purchased technology and licenses, gross              $ 22,212       $ 19,889
Accumulated amortization                                  (481)          (206)
                                                      --------       --------
Purchased technology and licenses, net                $ 21,731       $ 19,683
                                                      ========       ========


The balances in purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture-based vascular closure device, the ProLumen thrombectomy device purchased from Rex Medical, LP and a license for the right to manufacture and distribute the Anestar anesthesia delivery systems. Amortization expense for the nine months ended March 31, 2005 and 2004 was $275 thousand and $60 thousand, respectively.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

8. ACQUIRED INTANGIBLE ASSETS (CONTINUED)

At March 31, 2005, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.1 million for the remaining three months of fiscal 2005, and $1.5 million, $1.8 million, $2.1 million and $2.6 million for fiscal years 2006, 2007, 2008 and 2009, respectively.

Goodwill

Goodwill as of March 31, 2005 and 2004 was $4.1 million. There was no goodwill acquired and no change in the carrying value of existing goodwill during the nine months ended March 31, 2005. Of the $4.1 million in goodwill, $1.8 million is in the Interventional Products / Vascular Grafts segment and $2.3 million is in Corporate and Other.

9. SHORT-TERM DEBT

During the second quarter of fiscal 2005, we borrowed $10 million under our existing credit facility to help pay the special dividend on October 8, 2004. The borrowing was done because our long-term marketable securities are earning interest at rates greater than our short-term borrowing rate. In January 2005 we repaid $2 million of these borrowings. The balance of $8 million at March 31, 2005 was scheduled to mature in installments of $4 million in April 2005, $1 million in May 2005 and $3 million in July 2005. On April 7, 2005 we rolled over the $4 million due in April to October 2005. The weighted average annual interest rate of our short-term debt was 2.50% at March 31, 2005 and 3.09% after the April rollover. We had no borrowings under our lines of credit as of March 31, 2004.

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

The Shaev litigation is described in our annual report on Form 10-K for the fiscal year ended June 30, 2004. The parties have settled the matter and the Court approved the settlement on March 21, 2005. Under the settlement, the Company's liability is covered by insurance.

As noted in our Form 10-Q for the quarterly period ended December 31, 2004, on January 20, 2005, Rex Medical LP filed a complaint against Datascope in the United States District Court for the District of Delaware seeking monetary damages, declaratory relief and other relief for alleged breaches related to three technology transfer agreements. The Company filed its answer denying the allegations of the complaint and seeks, by way of a counterclaim, monetary damages and other appropriate relief. The Company believes it has meritorious defenses to the allegations of the complaint and a meritorious counterclaim, both of which the Company intends to vigorously pursue.

On March 17, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint against Datascope in the United States District Court for the District of Maryland seeking monetary damages and further relief as the Court deems just and proper for alleged patent infringement of two United States Patents related to thrombectomy devices. The Company intends to file an answer denying the allegations of the complaint. The Company believes it has meritorious defenses to the allegations of the complaint and the Company intends to vigorously defend the matter.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CREDIT ARRANGEMENTS

The credit lines disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2004 that were scheduled to expire in October and November 2004 and March 2005 were renewed. At March 31, 2005, we had available lines of credit totaling $91.6 million, with interest payable at each lender's prime rate. Of the total available, $25 million expires in October 2005, $16.1 million expires in November 2005 and $25 million expires in March 2006. These lines are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date.

OTHER CONTINGENCIES

Pursuant to agreements with X-Site Medical, LLC, Rex Medical LP and Heyer Medical AG, we have contingent commitments to make additional payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable.

11. SPECIAL DIVIDEND AND INCREASE IN REGULAR DIVIDEND

On September 20, 2004, the Board of Directors declared a special dividend of $2.00 per share and an increase in our regular quarterly dividend to 7 cents a share from 5 cents a share. Both dividends were paid on October 8, 2004 to shareholders of record on September 30, 2004. The special dividend amounted to $29.6 million. The regular quarterly dividend of 7 cents was paid on January 18, 2005 to shareholders of record on December 27, 2004 and on April 5, 2005 to shareholders of record on March 4, 2005.

12. INCOME TAXES

In the third quarter and first nine months of fiscal 2005, the consolidated effective tax rate was 26.0% and 28.0% compared to 32.0% in the third quarter and first nine months last year. The lower tax rate in the fiscal 2005 periods was primarily attributable to reduced earnings in the U.S. and a greater benefit for the Federal Research Credit.

13. SUBSEQUENT EVENT

We anticipate recording charges of approximately $3 million in the fourth quarter of fiscal 2005 primarily related to the April 2005 termination of an R&D project and severance costs for the InterVascular U.S. sales representatives resulting from our decision to switch to exclusive distribution of InterVascular graft products in the U.S. by W.L. Gore & Associates Inc.

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

     We believe that customers, primarily hospitals and other medical institutions, choose among competing products on the basis of product performance, features, price and service. In general, we believe price has become an important factor in hospital purchasing decisions because of pressure to cut costs. These pressures on hospitals result from federal and state regulations that limit reimbursement for services provided to Medicare and Medicaid patients. There are also cost containment pressures on healthcare systems outside the U.S. Many companies, some of which are substantially larger than us, are engaged in manufacturing competing products. Our products are generally not affected by economic cycles.

     Our sales growth depends upon the successful development and marketing of new products. We have continued to increase our investment in research and development (R&D). In the third quarter and first nine months of fiscal 2005, we increased R&D spending 8% and 12% compared to the corresponding periods last year. We expect to continue to increase R&D spending in the fourth quarter of fiscal 2005 as compared to 2004. We also plan to increase sales through selective acquisitions of products and technologies from other companies. During the past two years we have made investments in new technologies, including the ProLumen(TM) thrombectomy device and the X-Site(R) vascular closure device. We have improved our operating margins through the sale of newer higher priced products, increasing the efficiency of our manufacturing operations and cost containment programs.

     Our financial position continued to be strong at the end of March 2005. Cash and short-and long-term marketable investments were $58.9 million compared to $69.4 million at June 30, 2004. In October 2004, we paid a special dividend of $2.00 per share and increased the regular quarterly dividend to 7 cents per share from 5 cents per share. The total for both dividends was $30.6 million.

RESULTS OF OPERATIONS

     NET SALES

     Net sales were $96.1 million in the third quarter and $259.1 million in the first nine months of fiscal 2005, compared to $89.9 million and $253.8 million for the corresponding periods last year. Sales in the third quarter of fiscal 2005 benefited from Panorama(TM) central monitoring system sales of $6.1 million which were not recognizable in the second quarter because validation of a new software release was not completed in time to allow revenue recognition. The validation was completed in late January, 2005 and the Panorama sales were recognized in the third quarter.

     Sales of the Cardiac Assist / Monitoring Products segment were $80.4 million in the third quarter of fiscal 2005 compared to $71.8 million and $212.1 million in the first nine months of fiscal 2005 compared to $202.5 million last year.

         Sales of patient monitoring products in the third quarter of fiscal 2005 of $44.7 million were 17% above last year primarily as a result of the Panorama shipments discussed above, higher sales of bedside monitors, Masimo SET(R)(1) pulse oximetry sensors and favorable foreign exchange translation of $0.3 million. Sales of patient monitoring products in the first nine months of fiscal 2005 were $109.6 million compared to $107.9 million last year, with favorable foreign exchange translation contributing $1.3 million to the increase.

         In the third quarter of fiscal 2005 the Patient Monitoring division introduced its new Duo(TM) monitor in the U.S. and international markets. The Duo monitor is designed for monitoring low acuity adult and pediatric patients in ER triage, surgery centers, general hospital and outpatient applications as well as other areas requiring routine checking of vital signs, but not continuous monitoring. The Duo is an extension to Datascope's current non-invasive blood pressure product line and is targeted to meet the needs of the lower price market segment, estimated at $35 million annually.

         Sales of cardiac assist products in the third quarter of fiscal 2005 increased 6% to $35.7 million primarily as a result of continued strong worldwide market acceptance of our CS100(TM) balloon pump, an innovative, fully automated counterpulsation pump as well as continued higher sales of intra-aortic balloons in international markets. Favorable foreign exchange of $0.3 million also increased cardiac assist sales in the third quarter. In the first nine months of fiscal 2005, sales of cardiac assist products were $102.5 million compared to $94.6 million last year, with the increase due to the same reasons discussed above and favorable foreign exchange translation of $1.4 million.

         In January 2005, the Cardiac Assist division launched the Linear(TM)
         7.5 Fr. intra-aortic balloon (IAB) with the smallest diameter of any IAB in the U.S. market, a thinner, yet stronger membrane, Durathane(TM), the most abrasion resistant of any IAB, and a substantially lower insertion force than any competitive IAB, facilitating balloon delivery and allowing for faster initiation of therapy.

     Sales of the Interventional Products / Vascular Grafts segment were $15.3 million compared to $17.6 million in the third quarter and $45.9 million in the first nine months of fiscal 2005 compared to $50.2 million last year.

         Sales of interventional products were $6.7 million compared to $9.4 million last year as sales of vascular closure devices continued to decline. Higher sales of new products introduced last year, Safeguard(TM) and ProLumen(TM), partially offset the decline. We expect to launch two important new products intended to reverse the downtrend:
         X-Site(R), an innovative suture-based device, and On-Site(TM), a new, innovative collagen-based closure device. Customer response to beta site testing of the X-Site device has been positive and we are moving ahead with plans to ramp up manufacturing to support a market launch in the first quarter of fiscal 2006. We continue to anticipate that beta testing for On-Site will commence during the summer of 2005, with market introduction to occur in the second quarter of fiscal 2006, following the introduction of X-Site. In the first nine months of fiscal 2005, sales of Interventional Products were $21.7 million compared to $28.0 million last year because of the continued decline in sales of vascular closure devices.

----------
(1) Masimo SET is a registered trademark of Masimo Corporation.

         We also continue to introduce new products serving other hemostasis markets and the dialysis market. On April 20, 2005, we launched the Safeguard(TM) 12cm, a smaller size Safeguard that is especially useful for managing hemostasis in brachial and radial procedures, and in the current quarter we plan a full market launch of our new ProGuide(TM) chronic dialysis catheter, which allows for needle-free access for the dialysis procedure and competes in a worldwide market of more than $100 million.

         Sales of InterVascular Inc.'s products were $8.6 million, 5% above last year, reflecting increased sales to Japan, sales to our OEM distributor and favorable foreign exchange of $0.3 million. In the first nine months of fiscal 2005, sales of InterVascular products were $24.2 million compared to $22.2 million last year, due to the same reasons discussed above. We continue our efforts to obtain FDA clearance to market InterGard(R) Silver grafts in the United States.

         Datascope has entered into an agreement with W.L. Gore & Associates, Inc. (Gore), under which Gore will become the exclusive distributor of InterVascular Inc.'s full line of polyester grafts and patches in the United States, effective May 1, 2005. The InterVascular product will be sold by Gore's U.S. Vascular Surgery Sales Team and will be co-branded under the InterVascular and Gore names. In Europe, the InterVascular product line will continue to be marketed by InterVascular's dedicated sales professionals and exclusive distributors. In other international markets, InterVascular's products will continue to be sold through an extensive distribution network.

     Sales of Genisphere products were $0.4 million and $1.1 million in the third quarter and first nine months of fiscal 2005, respectively, compared to $0.4 million and $1.0 million for the corresponding periods last year.

     GROSS PROFIT (NET SALES LESS COST OF SALES)

         The gross profit percentage was 57.9% for the third quarter compared to 58.9% for the corresponding period last year. The decrease in the gross profit percentage in the third quarter of fiscal 2005 was primarily due to a less favorable sales mix and start-up costs associated with production of new interventional products. The gross profit percentage in the first nine months of fiscal 2005 was 59.1% compared to 58.6% for the same period last year, with the improvement primarily attributable to an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment, as a result of sales of new products including the Fidelity balloon catheter, the CS100 balloon pump, Spectrum(TM) and Trio(TM) monitors and the Panorama central monitoring system, a Datascope developed product that has a higher gross margin than the previous system that was purchased from an OEM supplier. Also contributing to the improved gross margin percentage were cost reduction programs in the Cardiac Assist / Monitoring Products segment.

     RESEARCH AND DEVELOPMENT (R&D)

         We continue to increase our investment in new product development and improvements of existing products. R&D also reflects expenses for regulatory compliance and clinical evaluations. R&D expenses increased 8% to $9.1 million in the third quarter of fiscal 2005, equivalent to 9.5% of sales compared to $8.4 million or 9.4% of sales in the third quarter last year. R&D expenses increased 12% to $26.5 million in the first nine months of fiscal 2005, equivalent to 10.2% of sales compared to $23.7 million, or 9.3% of sales for the same period last year. In the third quarter of fiscal 2005, the relationship of R&D to sales was affected by the $6.1 million Panorama sales recognized in the third quarter, as discussed above.

         R&D expenses for the Cardiac Assist / Monitoring Products segment of $5.1 million in the third quarter and $14.8 million in the first nine months of 2005 were unchanged from last year.

         R&D expenses for the Interventional Products / Vascular Grafts segment were $3.4 million in the third quarter and $9.8 million in the first nine months of fiscal 2005, compared to $2.4 million and $6.8 million in the corresponding periods last year, with the increases attributable to new product development projects and higher clinical and regulatory costs.

         The balance of consolidated R&D is in Corporate and Other and amounted to $0.6 million in the third quarter and $1.9 million in the first nine months of fiscal 2005 compared to $0.9 million and $2.1 million in the corresponding periods last year.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expenses increased 2% to $35.1 million in the third quarter of fiscal 2005 or 36.5% of sales compared to $34.4 million or 38.2% of sales last year. In the first nine months of fiscal 2005, SG&A expenses increased 2% to $103.8 million, or 40.1% of sales, compared to $101.4 million, or 39.9% of sales for the same period last year. In the third quarter of fiscal 2005, the relationship of SG&A to sales was affected by the $6.1 million Panorama sales recognized in the third quarter, as discussed above.

         SG&A expenses for the Cardiac Assist / Monitoring Products segment increased $1.7 million or 7% to $26.8 million in the third quarter of fiscal 2005 and $6.6 million or 10% to $75.8 million in the first nine months of fiscal 2005, with the increases primarily attributable to additions to, and filling of, field sales and clinical education positions as compared to the prior year periods and unfavorable foreign exchange translation ($0.3 million).

         SG&A expenses for the Interventional Products / Vascular Grafts segment decreased 18% to $10.3 million in the third quarter of fiscal 2005 and 10% to $31.3 million in the first nine months of fiscal 2005, due to reductions in the U.S. sales organizations, partially offset by unfavorable foreign exchange translation ($0.2 million).

         Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

     OTHER INCOME AND EXPENSE

         Interest income of $0.6 million in the third quarter was unchanged compared to last year. A decrease in the average portfolio to $49.1 million from $68.7 million was offset by an increase in the average yield from 2.5% to 3.8%. The decrease in the average portfolio was primarily attributable to selling short-term investments at the beginning of the second quarter to fund the payment of the special dividend paid on October 8, 2004 ($29.6 million). Interest income was $1.6 million in the first nine months of fiscal 2005 compared to $1.4 million in the same period last year.

         Other expense of $0.1 million in the third quarter of fiscal 2005 compared to $0.2 million last year. In the first nine months of fiscal 2005 other expense was $0.4 million compared to $0.2 million in the corresponding period last year, with the increase in the nine month period of fiscal 2005 primarily due to the benefit last year from higher foreign exchange gains.

     INCOME TAXES

         In the third quarter and first nine months of fiscal 2005, the consolidated effective tax rate was 26.0% and 28.0% compared to 32.0% in the third quarter and first nine months last year. The lower tax rate in the fiscal 2005 periods was primarily attributable to reduced earnings in the U.S. and a greater benefit for the Federal Research Credit.

         On October 4, 2004, the Working Families Tax Relief Act of 2004 ("WFTRA") was enacted. The WFTRA includes a July 1, 2004 retroactive reinstatement of the Federal Research Credit, which is now scheduled to expire on December 31, 2005. On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was enacted. Under AJCA, the Extraterritorial Income Exclusion (EIE) is being phased out over a two year period. Our effective tax rate for the third quarter and first nine months of fiscal 2005 includes the net benefit of the reinstatement of the Research Credit and the initial phase-out of the EIE.

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

         At this time, we are reviewing the preliminary guidance and tax treaty provisions to determine the net impact of any dividend repatriation. Due to the complexity of the repatriation provision, we are still evaluating the effects of the Act on our plan for repatriation of foreign earnings and the related impact to our tax provision. It is anticipated that this evaluation will be completed by the end of fiscal 2005. Based on our analysis to date, the range of possible amounts that we are currently considering eligible for repatriation is between zero and $46 million. The related potential range of income tax is between zero and $3 million.

     NET EARNINGS

         Net earnings were $8.8 million or $0.58 per diluted share in the third quarter of fiscal 2005 compared to $7.1 million or $0.47 per diluted share last year. Earnings in the third quarter of fiscal 2005 benefited from Panorama sales of $6.1 million recognized in the third quarter, as discussed above, and a lower effective tax rate. Partially offsetting the above was a lower gross margin percentage and higher R&D and SG&A expenses as discussed above. Net earnings were $17.3 million or $1.13 per diluted share in the first nine months of fiscal 2005 compared to $16.9 million or $1.12 per diluted share for the same period last year.

         We anticipate recording charges of approximately $3 million in the fourth quarter of fiscal 2005 primarily related to the April 2005 termination of an R&D project and severance costs for InterVascular U.S. sales representatives resulting from our decision to switch to exclusive distribution of InterVascular graft products in the U.S. by W.L. Gore & Associates Inc.

     LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $101.8 million at March 31, 2005 compared to $119.9 million at June 30, 2004. The current ratio was 2.6:1 compared to 3.3:1 at June 30, 2004. The decrease in working capital and the current ratio was primarily due to an increase in current liabilities, attributable to short-term borrowings of $8.0 million, and a reduction of $11.1 million in cash and short-term investments primarily related to funding the special dividend paid in October 2004 of $29.6 million.

         In the first nine months of fiscal 2005, cash provided by operations was $29.6 million compared to $33.2 million last year, with the decrease primarily due to increased inventories and accounts receivable and a decrease in accrued expenses, partially offset by a decrease in other assets, primarily related to income tax refunds.

         Net cash provided by investing activities was $1.2 million, primarily attributable to sales of investments of $20.9 million and maturities of investments of $19.6 million, offset by $27.1 million for purchases of investments, $4.6 million for capitalized software, the purchase of $5.2 million of property, plant and equipment and $2.3 million for purchased technology and licenses. Net cash used in financing activities was $27.0 million, due to $32.4 million dividends paid, stock repurchases of $7.9 million and repayments of short-term borrowings of $2.0 million, offset by short-term borrowings of $10.0 million and the exercise of stock options of $5.4 million.

         On September 20, 2004, the Board of Directors declared a special dividend of $2.00 per share and an increase in our regular quarterly dividend to 7 cents a share from 5 cents a share. Both dividends were paid on October 8, 2004 to shareholders of record on September 30, 2004. The special dividend amounted to $29.6 million.

         On December 8, 2004, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on January 18, 2005 to stockholders of record as of December 27, 2004.

         On February 22, 2005, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on April 5, 2005 to stockholders of record as of March 4, 2005.

         To assist with the payment of the special dividend totaling $29.6 million, we borrowed $10 million for periods up to nine months with interest rates averaging 2.36%. The borrowing was executed against our existing credit lines since the current lending rates were lower than the earnings rate on our long-term marketable securities. On January 7, 2005, we repaid $2.0 million of the borrowing, and expect to repay the remainder of the borrowing as funds are generated from operations.

         The credit lines disclosed in our Form 10-K for the fiscal year ended June 20, 2004 that were scheduled to expire in October and November 2004 and March 2005 were renewed. At March 31, 2005, we had available lines of credit totaling $91.6 million, with interest payable at each lender's prime rate. Of the total available, $25 million expires in October 2005, $16.1 million expires in November 2005 and $25.0 million expires in March 2006. These lines are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in lines of credit with no expiration date.

         On May 16, 2001, the Board of Directors authorized $40 million to buy shares of our common stock from time to time, subject to market conditions and other relevant factors affecting the Company. We purchased about 205 thousand of our common shares for approximately $7.9 million during the first nine months of fiscal 2005. To date we have repurchased approximately 909 thousand shares at a cost of $35.1 million. The remaining balance under the existing share repurchase program is $4.9 million.

         We believe that our existing cash balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current U.S. inflation has not significantly affected the Company.

     INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control, including the risk that the new product introductions planned for the vascular closure market will not reverse the sales decline in the Interventional Products division, that there is a delay in building inventory of X-Site devices necessary to support the introduction to the market of that product in the first quarter of fiscal 2006, that introduction of On-Site will not occur in the second quarter of fiscal 2006 and that market conditions may change, particularly as the result of competitive activity in the markets served by the Company. Additional risks are the Company's dependence on certain unaffiliated suppliers (including single source manufacturers) for Patient Monitoring, Cardiac Assist and Interventional products, continued demand for the Company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

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

         In December 2004, the FASB issued Statement No. 123R (revised 2004) "Share-Based Payment," (Statement 123R) that will require all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard will be adopted by the Company effective July 1, 2005 pursuant to the requirements of the statement. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations and the alternative adoption methods. As permitted by Statement 123, we currently account for share-based payments to employees in accordance with Accounting Principles Board Opinion No. 25 and do not recognize compensation cost for employee stock options. The adoption of Statement 123R's fair value method will have a significant impact on our consolidated results of operations. The impact of adopting Statement 123R on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

         In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004"; and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. Due to the complexity of the repatriation provision, we are still evaluating the effects of the Act on our plan for repatriation of foreign earnings and the related impact to our tax provision. It is anticipated that this evaluation will be completed by the end of fiscal 2005. Based on our analysis to date, the range of possible amounts that we are currently considering eligible for repatriation is between zero and $46 million. The related potential range of income tax is between zero and $3 million.

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

     None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three and nine month periods ended March 31, 2005 and 2004.

     As of March 31, 2005, we had a notional amount of $16.2 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

Item 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Disclosure Committee and Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     The review of internal controls periodically gives rise to modifications and improvements designed to enhance the efficacy of our controls and we implement changes from time to time to effectuate such changes. Subject to the forgoing, we do not believe that any changes we instituted constitute significant changes during the registrant's most recent fiscal quarter to our internal controls the disclosure of which would be required.

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

         The Shaev litigation is described in our annual report on Form 10-K for the fiscal year ended June 30, 2004. The parties have settled the matter and the Court approved the settlement on March 21, 2005. Under the settlement the Company's liability is covered by insurance.

         As noted in our Form 10-Q for the quarterly period ended December 31, 2004, on January 20, 2005, Rex Medical LP filed a complaint against Datascope in the United States District Court for the District of Delaware seeking monetary damages, declaratory relief and other relief for alleged breaches related to three technology transfer agreements. The Company filed its answer denying the allegations of the complaint and seeks, by way of a counterclaim, monetary damages and other appropriate relief. The Company believes it has meritorious defenses to the allegations of the complaint and a meritorious counterclaim, both of which the Company intends to vigorously pursue.

         On March 17, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint against Datascope in the United States District Court for the District of Maryland seeking monetary damages and further relief as the Court deems just and proper for alleged patent infringement of two United States Patents related to thrombectomy devices. The Company intends to file an answer denying the allegations of the complaint. The Company believes it has meritorious defenses to the allegations of the complaint and the Company intends to vigorously defend the matter.


     Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table sets forth information on repurchases by the Company of its common stock during the third quarter of fiscal year 2005.

                                                                    Total Number of Shares      Total Value of Shares
                                                       Average            Purchased           that May Yet Be Purchased
                                  Total Number of       Price       as a Part of Publicly         Under the Programs
           Fiscal Period          Shares Purchased    Per Share       Announced Programs              ($ 000's)
     ---------------------------  ----------------    ----------    ----------------------    -------------------------
       1/01/05 - 1/31/05                 5,327        $    39.10           $     5,327               $     5,770
       2/01/05 - 2/28/05                21,715             37.73                21,715                     4,950
       3/01/05 - 3/31/05                 2,015             35.80                 2,015                     4,878
                                     ---------        ----------           -----------               -----------
       Total Third quarter              29,057        $    37.85           $    29,057               $     4,878
                                     =========        ==========           ===========               ===========

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

         b. Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the Registrant filed a Form 8-K dated January 28, 2005, pertaining to the Earnings Release of Datascope Corp. dated January 27, 2005.

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


                                  DATASCOPE CORP.
                                  Registrant


                                  By:  /s/ Lawrence Saper
                                      ----------------------------------------
                                      Lawrence Saper
                                      Chairman of the Board and
                                      Chief Executive Officer


                                  By: /s/ Murray Pitkowsky
                                      ----------------------------------------
                                      Murray Pitkowsky
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer


Dated: May 10, 2005