Form 10-K
DATASCOPE CORP
filed 2005-09-13
CIK 27096

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

               FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

                                 Yes |X| No|_|

   Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

                                 Yes |_| No|X|

   The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2004 was approximately $491 million. As of September 1, 2005, there were 14,798,847 outstanding shares of the registrant's common stock.
                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated by reference in Items 10 through 14 of Part III of this Form 10-K.
===============================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.       Business...................................................     1
Item 2.       Properties.................................................    16
Item 3.       Legal Proceedings..........................................    16
Item 4.       Submission of Matters to a Vote of Security Holders........    17
Item 4A.      Executive Officers of the Company..........................    18

                                     PART II
Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities..........    19
Item 6.       Selected Financial Data....................................    20
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    21
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.    35
Item 8.       Financial Statements and Supplementary Data................    35
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    35
Item 9A.      Controls and Procedures....................................    35
Item 9B.      Other Information..........................................    38

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant.........    39
Item 11.      Executive Compensation.....................................    39
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.................    39
Item 13.      Certain Relationships and Related Transactions.............    39
Item 14.      Principal Accountant Fees and Services.....................    39

                                     PART IV
Item 15.      Exhibits and Financial Statement Schedules.................    40

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

ITEM 1. BUSINESS.

   OVERVIEW. Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. The Cardiac Assist / Monitoring Products segment accounts for 82% of total sales. Operating data for each segment for the last three fiscal years is set forth in footnote 10 to the Consolidated Financial Statements. Our products are distributed worldwide by direct sales employees and independent distributors. Originally organized as a New York corporation in 1964, we reincorporated in Delaware in 1989.

   AVAILABLE INFORMATION. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information is available on our website at www.datascope.com.

    We have adopted a written Corporate Business Conduct Policy (including Code of Ethics) that applies to all our employees. The Business Conduct Policy is posted on our website under the "Corporate Governance" caption. We intend to disclose any amendments to, or waivers from, the Business Conduct Policy on our website. In addition, the Company's audit committee charter, compensation committee charter and nominations and corporate governance committee charter are also posted on the Company's website. A copy of any of these documents is available, free of charge, upon written request sent to Datascope Corp., 14 Philips Parkway, Montvale, New Jersey 07645, Attention: Secretary.

    Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

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

   Manual Compression is the stopping of bleeding by physical pressure placed specifically on a venous or arterial access site. With relation to our interventional products, manual compression is typically applied to the femoral artery.

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

   MAJOR PRODUCT LINES. Our four major product lines are Patient Monitoring, Cardiac Assist, Interventional Products (formerly Collagen Products) and InterVascular (Vascular Grafts). The following table shows the percentage of sales by major product line as a percentage of total sales for the last three years:


                                                             FISCAL YEAR ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                            2005    2004   2003
                                                            ----    ----   ----
      Patient Monitoring ................................    43%     42%    42%
      Cardiac Assist ....................................    39%     38%    36%
      Interventional Products ...........................     8%     11%    13%
      Vascular Grafts ...................................    10%      9%     9%


   Below is a more detailed description of our major product lines:

   PATIENT MONITORING. We manufacture and market a broad line of physiological monitors and monitoring systems designed to provide for patient safety and management of patient care. Our monitoring solutions were developed for the demands of today's health care environment and can be integrated with our Panorama(TM) central station and telemetry system. They range from automated blood pressure monitoring devices to intensive care unit monitoring systems. They are used in operating rooms, emergency departments, critical care units, post-anesthesia units and recovery rooms, intensive care units and labor and delivery rooms. As part of our operating room business, we offer the Anestar(TM) Anesthesia Delivery System, which is designed for use with our Gas Module SE(TM) airway gas monitor and our Passport 2(R) and Spectrum(R) monitors.

   Our line of patient monitoring products and their significant features are as follows.

PATIENT MONITORS

   PASSPORT 2
   o Portable, bedside monitor with color or monochrome display and 6 traces
   o Optional View 12(TM) ECG Analysis Module provides continuous 12-lead ECG interpretation with ST and arrhythmia analysis
   o Built-in power supply, with Sealed Lead Acid battery option
   o Fold-away bed rail hook, battery and lightweight design ensure convenient portability
   o Specialized graph trend of heart rate, respiration and pulse oximetry for neonatal applications

   o Oridion Microstream(R)(1) CO2 with unique FilterLines(R)(1) that adapt to any patient for easy CO2 monitoring
   o Optional dual-trace, integrated recorder
   o Masimo SET(R)(2) or Nellcor(R)(3) Oxismart(R)(3) pulse oximetry
   o Optional Base Station docking device offers instant connectivity to various peripheral devices
   o Telemetry or hardwire communications to central stations
   o Anesthetic gas analysis through the Gas Module SE

   SPECTRUM
   o Powerful, portable bedside monitor built for performance and function
   o Large, bright 12.1" high-resolution color display with up to 8 traces
   o Auto-adjustable large numerics for optimal display visualization
   o Specialized graph trend of heart rate, respiration and pulse oximetry for neonatal applications
   o Built-in power supply with Sealed Lead Acid battery option
   o Advanced functions for acute care areas, including advanced arrhythmia analysis, up to 4 invasive pressures, cardiac output with hemodynamic calculations, pulmonary artery wedge pressure and drug calculations
   o Optional Continuous Cardiac Output/SvO2 with interface to Edwards Vigilance(R)(4) Monitor
   o Optional View 12 ECG Analysis Module provides continuous 12-lead ECG interpretation with ST and arrhythmia analysis
   o Optional dual-trace, integrated recorder
   o Available standard with Masimo SET pulse oximetry or with optional Nellcor Oxismart pulse oximetry
   o Optional Base Station docking device offers instant connectivity to various peripheral devices
   o Telemetry or hardwire communications to central stations
   o Anesthetic gas analysis with automatic 5-agent ID with the Gas Module SE
   o Oridion Microstream technology ensures fast CO2 results with lightweight FilterLines

   TRIO(TM)
   o Portable, lightweight, compact monitor
   o Ergonomically designed fold-away handle with built-in bed rail hook
   o 8.4" high resolution color display with 4 traces
   o Standard parameters include 3 or 5-lead ECG, NIBP, SpO2, respiration and temperature
   o Full graphic and list trends of all monitored parameters with event markers
   o Built-in power supply with Sealed Lead Acid or Lithium Ion battery option
   o Masimo SET or OxiMax(R)(3) pulse oximetry
   o Optional two-trace, integral recorder

     ACCUTORR PLUS(R)
   o Our first non-invasive blood pressure monitor with an integrated patient database that automatically records up to 100 patient measurements
   o Measures pulse oximetry (or blood oxygen saturation), temperature and heart rate
   o Optional recorder module
   o Optional Masimo SET or OxiMax pulse oximetry
   o Long life lithium ion battery technology for up to 8 hours run time


---------------
(1) Microstream and FilterLines are registered trademarks of Oridion Medical
    Ltd.
(2) Masimo SET is a registered trademark of Masimo Corporation.
(3) Nellcor, Oxismart and OxiMax are registered trademarks of Nellcor.
(4) Vigilance is a U.S. registered trademark of Edwards Lifesciences
    Corporation.

   DUO(TM)
   o Simple, easy to use blood pressure and pulse oximetry monitor
   o Portable, compact, and lightweight
   o Monitor and stand designed with ergonomics in mind
   o Comfortable carrying handle for portability
   o Optional lithium ion battery provides extended run time during transport

   GAS MODULE SE
   o Anesthetic gas measurement subsystem
   o Monitors CO2, oxygen, nitrous oxide and all 5 inhalated anesthetic gases
   o Interfaces with the controls and displays of the Passport 2 monitor for use in the growing out-patient surgery market
   o Interfaces with the controls and displays of the Spectrum or Passport 2 monitors for use in main hospital operating rooms

CENTRAL STATIONS

     PANORAMA PATIENT MONITORING NETWORK
   The Panorama Central Station, formally introduced on July 28, 2004, is our new platform for centralized monitoring of vital signs information. The Panorama Patient Monitoring Network is an integrated family of patient monitoring products that enables hospitals to seamlessly share information on all patients via one network. The monitoring network will continue to evolve with the planned addition of interactive remote viewing workstations, hospital information systems interface and increased system capacity.

   The significant features of the Panorama are:
   o Monitoring of up to 16 patients on a single central station using dual displays, or up to 12 patients on a single display
   o View Only Workstation for remote display of patient data from any central station
   o Supports hardwired and wireless patient monitoring on the same central station
   o Bi-directional communication enables alarm tracking between the bedside monitors and the central station
   o Utilizes a single antenna infrastructure to support instrument and ambulatory telemetry in the protected Wireless Medical Telemetry Service
     (WMTS) medical band
   o Stores all monitored parameters including continuous 12-lead ECG data, 1000 events, 3000 trends, and up to 72 hours of full disclosure
   o Includes a new ambulatory telepack with integrated remote printing, nurse call and attendant present buttons as well as ECG lead check, link status and battery status indicators
   o Includes new arrhythmia analysis package for central station and bedside monitors

ANESTHESIA DELIVERY SYSTEMS

   The Anestar and Anestar(TM) S, anesthesia delivery systems safely deliver inhalation anesthesia drugs with a unique modular breathing circuit design, a high performance ventilator, an intuitive user interface and ergonomics, all packaged as a high-quality, low maintenance product.

   The significant features of the Anestar and Anestar S are:

   ANESTAR
   o An advanced anesthesia delivery system
   o Easy to use touch screen display
   o IntelliVent(TM) ventilator offers volume and pressure ventilation for adult and pediatric patients
   o A unique warmed breathing system (EZ-Flow(TM)) integrates the absorber and ventilator bellows
   o Reduces potential leak sites
   o Eliminates rainout within the breathing system
   o Climatizes airway gases
   o Fresh gas decoupling ensures constant tidal volume delivery for easier maintenance of the system

   o Automatic compliance compensation enhances the accuracy of the ventilator by compensating for any potential leaks
   o Compatible with Passport 2, Spectrum and Gas Module SE

   ANESTAR S

   o Integrates the advanced functions of the Anestar platform into a smaller, more cost-effective package
   o Smaller footprint and ergonomic design
   o Same comprehensive safety features as the Anestar
   o Compatible with Passport 2, Spectrum and Gas Module SE

   SIGNIFICANT DEVELOPMENTS

   In the last few years, we have expanded our line of patient monitoring products and achieved the following regulatory and marketing milestones:
   o Duo NIBP Monitor distribution began in the third quarter of fiscal 2005
   o Acquired rights to manufacture Anestar and Anestar S Anesthesia Delivery Systems in the second quarter of fiscal 2005
   o New arrhythmia analysis package introduced in January 2005
   o Panorama telemetry products distribution began in the first quarter of fiscal 2005
   o Panorama Central Stations distribution began in the fourth quarter of fiscal 2004
   o Trio received FDA 510(k) clearance in February 2004
   o OxiMax, Nellcor's newest patented SpO2 technology, was introduced in high-end Accutorr Plus models in the third quarter of fiscal 2004
   o Anestar S Anesthesia Delivery System distribution began in September 2003
   o Cardiac output, calculations and pulmonary artery wedge pressure addition to Spectrum received FDA 510(k) clearance in September 2003
   o Spectrum United States and international distribution began in the third quarter of fiscal 2003
   o Trio began international distribution in the third quarter of fiscal 2003
   o View 12 ECG Analysis Module for the Passport 2 began United States distribution in the first quarter of fiscal 2003
   o View 12 ECG Analysis Module received FDA 510(k) clearance to market in the first quarter of fiscal 2003
   o Anestar Anesthesia Delivery System began distribution in January 2002

   Markets, Sales and Competition. Our patient monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units and labor and delivery rooms. The Passport 2 provides a portable and cost effective monitoring solution for a wide range of departments, from emergency rooms and post-anesthesia care units to operating rooms and intensive care units. The Spectrum builds on the Passport 2's portability and ease of use with added features that make it a robust monitoring solution for higher acuity departments such as intensive care units, operating rooms and coronary care units. The Trio is targeted towards markets such as subacute care facilities, surgery centers, and GI/ Endoscopy and general patient areas.

   The Panorama central station and telemetry network strengthens our product offerings across departments with innovative and unique features such as storage of 12-lead ECG data and the ability to mix hardwired and WMTS wireless devices on the same central station. Lastly, with the addition of our Anestar and Anestar S anesthesia delivery systems, we offer a complete operating room solution that brings advanced features and functionality to outpatient surgery centers and operating rooms with space constraints.

   We also have a significant presence in the hospital automated blood pressure monitoring market. The Accutorr Plus monitor is used across hospital departments to monitor blood pressure, pulse oximetry readings, and temperature for patients who do not require continuous ECG monitoring. It offers trending functions and an optional recorder module to enable tracking of patient data over time. The Duo monitor is our latest entry into the automated blood pressure monitoring market. The Duo is targeted at the low end of the market, and is designed for customers who require spot-checking of blood pressure and pulse oximetry, but do not require trending capabilities.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our patient monitoring and anesthesia delivery system products. Our major competitors in patient monitoring are Philips Medical, GE Healthcare, Spacelabs Medical, Nihon Kohden and Welch Allyn Medical Products. Our major anesthesia delivery system competitors are GE Healthcare through its Datex-Ohmeda unit and Draeger Medical.

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

INTRA-AORTIC BALLOON PUMPS (IABPS)

   In August 2003, we launched our newest pump, the CS100(R). The CS100 with IntelliSync(TM) represents a major technological leap in the field of intra-aortic balloon counterpulsation. This new pump matches intelligence, automation and speed of delivery in a sophisticated algorithm that will adapt automatically to changing conditions. The result is continuous, consistent support for the patient.

   We manufacture and market the following IABPs:

   CS100
   o IntelliSync, smarter algorithms for greater patient support
   o Automated trigger selection for easier and continuous patient support
   o Automatic "Beat to Beat" timing adjustments based on the patient's physiologic landmarks
   o Faster pneumatics to support the most challenging arrhythmic patients

   SYSTEM 98XT
   o CardioSync(R) 2, improved algorithms to provide enhanced counterpulsation therapy
   o Faster pneumatics
   o Further reduction in required user intervention

   SYSTEM 98
   o Larger display
   o Better automation
   o Features make balloon pumping therapy simpler to administer and faster to initiate

   SIGNIFICANT DEVELOPMENTS

   In the last few years, we have expanded our product line of intra-aortic balloon pumps and achieved the following regulatory and marketing milestones:
   o CS100 approval to distribute in Japan received in August 2004
   o CS100 United States and European market introduction in August 2003
   o System 98XT United States and European market introduction in December
     2000
   o System 98 approval to distribute in Japan received in March 1999
   o System 98 United States and European Union distribution began in 1998

INTRA-AORTIC BALLOON CATHETERS

   We manufacture a broad line of disposable intra-aortic balloon catheters for use with intra-aortic balloon pumps in support of counterpulsation therapy.

   LINEAR(TM) 7.5 FR.
   In January 2005, we launched our Linear 7.5 Fr. intra-aortic balloon catheter. Linear 7.5 Fr., with our new Durathane balloon material and improved
7.5 French ("Fr.") introducer sheath, offers easier insertion, improved abrasion and fatigue properties and, we believe, provides an improved solution for smaller adults, women, diabetics and patients with peripheral vascular disease. Linear 7.5 Fr. is available in 25cc, 34cc and 40cc balloon volumes.

   In June 2004, we introduced the first and only needle-free securement device for IAB catheters, the StatLock(R)(5), which secures the IAB catheter to the patient without the danger of accidental needlesticks or suture wound complications. We estimate that more than 25% of our U.S. customers are utilizing this device.

   FIDELITY(R)
   In February 2002, we launched our Fidelity intra-aortic balloon catheter. We believe that Fidelity provides superior performance to all other 8 Fr. catheters in the market. Fidelity also offers the largest central lumen (0.030") for consistent, clear arterial waveforms which results in better delivery of counterpulsation therapy for the patient and easier patient management for the healthcare provider. A new polymer design enables Fidelity to insert easily and navigate tortuous anatomies. Once inserted, physicians have the longest insertable length available on the market to ensure optimal balloon placement. Fidelity is available in 25cc, 34cc and 40cc balloon volumes.

   In addition, we manufacture a complete line of intra-aortic balloon catheters to accommodate counterpulsation therapy in both the adult and pediatric population. We manufacture catheters for pediatric patients in the 2.5cc, 5cc, 7cc, 12cc and 20cc volumes. Our 9.5 Fr. intra-aortic balloon catheters are available in 25cc, 34cc and 40cc volumes. A 50cc volume is also available for patients who are taller than 6 feet.

   Clinical Support. We provide the following clinical and educational services to our customers:
   o Telemedicine via our PC-IABP products which offers remote pump monitoring, allowing the healthcare provider continuous access and instantaneous troubleshooting from highly trained technicians
   o 24 hour, 7 days a week clinical support
   o On-site training and education for all personnel involved with patient care; over 30,000 clinicians are trained by our clinical staff annually
   o Comprehensive educational materials for hospital staff, patient and family
   o Consultative services to help hospitals maximize the goals of counterpulsation therapy within the hospital network
   o The Benchmark(R) Registry -- a comprehensive registry database to assist hospitals worldwide in tracking and comparing outcomes of counterpulsation therapy administered to their patients. This enables our customers to demonstrate and measure the clinical benefits of the therapy. We believe that we are the only supplier offering a comprehensive, centralized repository of global IABP information
---------------
(5) StatLock is a registered trademark of Venetec International, Inc.

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

   INTERVENTIONAL PRODUCTS. Our primary products are used to seal arterial puncture wounds after angiography and other interventional procedures relying upon access to the body through the femoral artery. We participate in three distinct vascular sealing market segments primarily used in cardiology: collagen based products, suture based products and manual compression assist products. In addition, we have begun to develop a portfolio of products for interventional radiology. The Interventional Products (IP) division name reflects our objective to broaden the division's product portfolio to include new products for interventional cardiology and interventional radiology. In interventional radiology, we now have two products. The first is a mechanical thrombectomy device used to clear blood clots from blocked dialysis access sites of hemodialysis patients. The second is a chronic dialysis catheter, which connects a patient with end stage renal disease to a dialysis machine.

   Our line of interventional products is discussed below:

VASCULAR SEALING PRODUCTS

   We design and manufacture the following vascular sealing products: collagen based products and manual compression assist products.

COLLAGEN BASED PRODUCTS

   Our VasoSeal(R) and Elite(TM) brand vascular sealing products assure fast and reliable arterial hemostasis after common percutaneous cardiology and radiology procedures, such as balloon angioplasty, arterial stenting and diagnostic angiography.

   We manufacture and market vascular sealing devices under four brand names, VasoSeal(R) VHD, VasoSeal ES(R), VasoSeal Low Profile and Elite. These products rapidly seal femoral arterial punctures. Unlike many other vascular sealing products, VasoSeal works extravascularly, meaning that the product works by sealing the femoral artery on the outside of the artery. With VasoSeal, doctors have an effective alternative to the many competitive sealing products that produce sealing by placing (and leaving behind) permanent foreign objects, such as sutures, inside patient arteries. VasoSeal vascular sealing devices provide for reduced time to hemostasis of the arterial puncture wound, reduced time to patient ambulation and discharge following certain percutaneous procedures, cost savings to the hospital and increased patient satisfaction versus manual methods of arterial hemostasis.

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

    VasoSeal ES is the first vascular sealing device to have been found safe and effective in patients with peripheral vascular disease. As many as 30% of all patients undergoing percutaneous cardiology and radiology procedures have peripheral vascular disease.

   VASOSEAL LOW PROFILE
   VasoSeal Low Profile is a smaller version of VasoSeal VHD and is available in five kit sizes. This device meets the needs of hospitals who have been increasingly using smaller diameter access sheaths in their percutaneous procedures to minimize vascular trauma. VasoSeal Low Profile is approved for sealing 5 Fr. or smaller puncture sites.

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

   SIGNIFICANT DEVELOPMENTS

   In the last few years, we have expanded our line of vascular sealing products and achieved the following regulatory and marketing milestones:

   United States, FDA Approvals, Major Products:
   o Elite Pre-Market Approval (PMA) Supplement approved in August 2002

   o VasoSeal Low Profile PMA Supplement approved in June 2002
   o VasoSeal VHD granted PMA in September 1995
   United States, FDA Additional VasoSeal Approvals:
   o Modified Hold Technique deployment method in March 2002
   o Reduced time to discharge claim in diagnostic angiography patients in September 2001
   CE Mark Approvals:
   o Elite approved to market in Europe in 2002
   o VasoSeal Low Profile approved to market in Europe in 2002
   Japan:
   o VasoSeal VHD cleared for reimbursement for certain interventional procedures by the Ministry of Health in January 2000
   Canada:
   o VasoSeal VHD Medical Device License granted for prior approvals in 2000

   Markets, Sales and Competition. Our VasoSeal line of products is sold to both interventional cardiology and radiology labs, both in hospitals and in independent diagnostic facilities. The current market size for collagen-based vascular closure devices is approximately $300 million annually. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with the VasoSeal VHD, VasoSeal Low Profile, VasoSeal ES and Elite devices. Our competitors in this market are St. Jude Medical (Angio-Seal) and Vascular Solutions, Inc. (Duett).

MANUAL COMPRESSION ASSIST PRODUCT

   SAFEGUARD(TM)
   Safeguard is a manual compression assist product used to ensure maintenance of hemostasis. It is typically utilized on the femoral arterial site but may also be used in brachial, radial and subclavian vessels as well on cardiac, dialysis and critical care patients. Safeguard affixes to the site with an adhesive backing and offers hands-free pressure through inflation of a bulb with a syringe. Safeguard 24cm was introduced in the second quarter of fiscal 2004. A second product, Safeguard 12cm was launched in March 2005.

   ADVANTAGES OF SAFEGUARD
   o Adjustable, hands-free pressure which guards the site with consistent pressure
   o Maintains pressure during patient recovery and maximizes valuable staff resources
   o Innovative design makes Safeguard easy to apply and simple to use
   o Provides direct visualization of the site and allows for immediate pressure adjustments
   o Enhanced patient comfort, because Safeguard is flexible and conformable, does not restrict patient mobility and no ancillary equipment or straps are required

   SIGNIFICANT DEVELOPMENTS

   Safeguard has achieved the following milestones:
   o Determined to be a Class I, exempt product within the FDA regulations;
     and
   o Received the CE Mark in October 2003.
   o Safeguard 12cm, a smaller version of Safeguard was released in March 2005. It received the CE Mark in June 2005.

   Markets, Sales and Competition. We estimate the market for non-invasive compression assist devices to be approximately $60-80 million annually. Safeguard competes with other non-invasive devices such as FemoStop (Radi) and patches. A number of companies, some of which are larger than us, manufacture and market competitive products. Among them are Abbott Laboratories, Medtronic, Vascular Solutions and Marine Polymer Technologies.

SUTURE BASED PRODUCT

   In May 2004, we acquired certain assets and technology from X-Site Medical, LLC (X-Site), a privately held company. The acquired assets include all technology related to X-Site's lead product, a suture-based vascular closure device for achieving hemostasis after coronary catheterization procedures. The product is scheduled to be released in early fiscal 2006.

   In a controlled clinical study of approximately 393 patients (approximately 260 of whom received X-Site), the X-Site(R) device was shown to be easy to use and demonstrated an excellent safety profile. The device has received FDA approval and will increase our presence in the vascular closure market. The addition of the X-Site product represents a logical expansion in the area of hemostasis management and reflects our strategy of providing new and innovative products in this field.

   Markets, Sales and Competition. The X-Site product will compete in the vascular sealing closure market as described earlier, in which suture-mediated devices represent over $100 million in sales. To date, Abbott Laboratories, which markets the Perclose product, is the dominant competitor in this segment. The X-Site product will be marketed by the Interventional Products direct sales force, which currently sells other vascular closure devices.

INTERVENTIONAL RADIOLOGY

   PROLUMEN(TM)
   Our first entry in the interventional radiology market was a dialysis access product, the ProLumen, a mechanical thrombectomy device designed to break up clots in arteriovenous grafts in patients who are on chronic hemodialysis. The product is placed through a sheath and advanced through the graft. The
ProLumen received FDA 510(k) clearance in February 2004 and was launched in March 2004.

   ADVANTAGES OF PROLUMEN

   Because of its S-wave wire design, we believe that ProLumen provides superior mechanical thrombectomy and effectively competes with both wall contact and non-wall contact devices. The S-wave wire also provides excellent maneuverability around tight bends in the graft. ProLumen comes with both the wire and motor drive unit preassembled. Further, there is no capital equipment investment required as the device is a single use product.

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

   PROGUIDE(TM)
   Our second product for the dialysis access market is ProGuide, an over-the-wire chronic dialysis catheter. Chronic dialysis catheters connect a patient with end stage renal disease (ESRD) to a dialysis machine. ESRD occurs when a significant portion of a person's kidney is not functioning normally and cannot sufficiently clean a person's blood. In the U.S. over 300,000 people annually require hemodialysis to compensate for lost kidney function; for these people, dialysis machines clean the blood outside the body. Chronic dialysis catheters allow for needle-free access for the dialysis procedure. ProGuide received FDA 510(k) clearance in September 2004 and was launched in the U.S. in May 2005.

   ADVANTAGES OF PROGUIDE

   Because ProGuide is an over-the-wire catheter that does not require the use of a delivery sheath to facilitate placement, it has the potential to reduce the risk of air embolism while providing ease of placement both of which are very important to the physician. ProGuide also delivers high flow rates with low recirculation, thereby offering a superior level of patient care. In clinical use, we found that ProGuide is easily placed in multiple access sites, and the ability to place the catheter over a guide wire and without a peel-away sheath may make the procedure more convenient and somewhat faster than standard catheter placement methods.

   Markets, Sales and Competition. The market for chronic dialysis catheters is approximately $130 million annually. Like ProLumen, ProGuide is primarily marketed to interventional radiologists. Additional users include vascular surgeons, nephrologists and dialysis nurses. Companies who manufacture products that compete with ProGuide are: Medcomp, C.R. Bard, Angiodynamics, Boston Scientific, Kendall (Tyco), Arrow International and Spire. The market for these products is also subject to agreements with group purchasing organizations (GPOs) and integrated delivery networks (IDNs).

   Clinical Education and Support -- Interventional Products. We offer health care providers the following services in connection with our interventional products:
   o On-site training and education of all personnel involved with product deployment and post-deployment patient care to assure successful device outcome
   o 24 hour, 7 days a week clinical support
   o Comprehensive educational materials and programs for staff
   o Patient information guides to educate the patient on appropriate post-care regimens
   o Consultative services to help facilities identify and maximize the goals and objectives of vascular sealing

   INTERVASCULAR (VASCULAR GRAFTS). Our InterVascular, Inc. subsidiary designs, manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace or bypass diseased arteries. InterVascular is actively broadening its line of vascular surgery products.

   Our vascular graft products and their significant features are as follows.

   INTERGARD(R) KNITTED PRODUCTS
   Collagen coated graft for use in most vascular applications for reconstruction of abdominal aorta and peripheral arteries.

   INTERGARD(R) WOVEN PRODUCTS
   Designed primarily for use in thoracic aortic repair and open-heart surgery.

   INTERGARD(R) SILVER
   o World's first anti-microbial vascular graft
   o Designed to prevent post-operative graft-related infection, which occurs in 2% to 5% of cases, by using the broad spectrum, anti-microbial properties of silver, which is released from the surface of the graft into surrounding tissues following implantation
   o Prosthetic graft infections are associated with high morbidity, including amputation and high mortality
   o Vascular graft infection typically lengthens the hospital stay of a patient by up to 50 days, which results in an increase in treatment cost of approximately $85,000

   INTERGARD(R) ULTRATHIN
   o The thinnest knitted polyester collagen coated graft on the market giving it exceptional handling and suturing
   o Designed specifically for use in the replacement of peripheral arteries

   INTERGARD(R) HEPARIN
   o A heparin bonded collagen coated graft for replacement and bypass of peripheral arteries
   o Occlusion of a peripheral graft following surgery is the most frequent cause of graft failure
   o InterGard Heparin is designed to address the issue of occlusion and improve long term patency of the graft by allowing the antithrombogenic and antiproliferative properties of heparin to be available locally on the graft surface for several weeks following implantation
   o Three year results of a multicentric prospective randomized study have shown that use of InterGard Heparin has 25% better patency and 65% fewer amputations compared to ePTFE, a synthetic material frequently used for peripheral artery bypass or repair

   PATCHES
   o Collagen coated patches used for repair of carotid and peripheral arteries
   o HemaCarotid patches also manufactured in the UltraThin configuration, with and without Heparin
   o HemaPatches also manufactured in the Silver configuration

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

   Markets, Sales and Competition. Effective May 1, 2005, W.L. Gore & Associates Inc. (Gore) became the exclusive distributor of InterVascular's full line of polyester grafts and patches in the U.S. The decision to enter into a relationship with Gore was based on Gore's strong presence in the U.S. vascular graft market. InterVascular's products are sold by Gore's U.S. Vascular Surgery Sales Team and co-branded under the InterVascular and Gore names.

   In Europe the InterVascular product line continues to be marketed by InterVascular's direct sales force and exclusive distributors and in other international markets the InterVascular product line continues to be sold by its distribution network.

   Our vascular graft products are sold to vascular and cardiothoracic surgeons. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our vascular graft products. Our major competitors are Boston Scientific, Vascutek, a Terumo company, W.L. Gore, and Impra, a subsidiary of C.R. Bard, Inc.

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

   Based on our current market entry strategy, our life science research products will be designed primarily for use in newly developed kinds of detection assays. In these new markets, adoption of new technologies, such as 3DNA technology, occurs much faster and potential customers are more highly concentrated and easier to reach, when compared to the mature blot market, which was our initial target market. Our first products for these new markets were detection kits designed to improve the reliability and sensitivity of microarray experiments. We have also recently begun selling proprietary products that increase the size of nucleic acid samples, and other proprietary products that increase the sensitivity of a wide range of protein assays.

   A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our life science research products. Our major competitors include Agilent Technologies, GE Healthcare and Ambion, Inc.

RESEARCH AND DEVELOPMENT

   We invested approximately $36.2 million in 2005, $32.5 million in 2004 and $29.0 million in 2003 on research and development of new products and improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

MARKETING

   Our products are sold primarily through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in international markets. Our largest geographic markets are the United States, Europe and Japan. Our worldwide direct sales organization employs approximately 375 people and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians on a continuing basis. Our sales are broadly based and no customer accounted for more than 10% of our total sales in fiscal years 2005, 2004 and 2003. Our primary customers include physicians, hospitals and other medical institutions.

   We provide service and equipment maintenance to purchasers of our products under warranty. After the warranty expires, we provide service and maintenance on a contract basis. We employ service representatives in the United States and Europe and maintain service facilities in the United States, the Netherlands, France, Germany, Belgium and the United Kingdom. We conduct regional service seminars throughout the United States for our customers and their biomedical engineers and service technicians.

   International sales as a percentage of our total sales were 38% in 2005, 35% in 2004 and 32% in 2003. We have subsidiaries in the United Kingdom, France, Germany, Italy, Belgium and the Netherlands. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 10 to the Consolidated Financial Statements for additional information with respect to our international operations and foreign currency exposures.

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

SEASONALITY

   Typically, our net sales are lower in the first and second quarters and higher in the third and fourth quarters. Lower net sales in the first quarter result from patient tendencies to defer, if possible, hospital procedures during the summer months and from the seasonality of the United States and European markets, where summer vacation schedules normally result in fewer hospital procedures. Lower net sales in the second quarter result from holidays in the United States and other markets and patient tendencies to defer, if possible, hospital procedures during these holiday seasons. Independent distributors may randomly place large orders that can distort the net sales pattern just described. In addition, new product introductions, regulatory approvals and product recalls can impact the typical sales patterns.

SUPPLIERS

   Our products are made of components which we manufacture or which are usually available from existing and alternate sources of supply. Some of our products are manufactured through agreements with unaffiliated companies. We purchase certain components from single or preferred sources of supply. Our use of single or preferred sources of supply increases our exposure to price increases and production delays. In addition, certain of our suppliers have been contemplating, and in a few cases have begun, reducing or eliminating sales of their products to medical device manufacturers like us due to product liability concerns. We are not able to predict whether or not additional suppliers will withhold their products from medical device manufacturers, including us.

INTELLECTUAL PROPERTY

   Intellectual property rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technology innovations and licensing opportunities to maintain and improve our competitive position. Our policy is to file patent applications in the United States and foreign countries where rights are available and where we believe it is commercially advantageous to do so. We hold a number of United States and foreign patents. In addition, we also have filed a number of patent applications that are currently pending. We do not believe the expiration or invalidity of any of our patents would have a material adverse effect on our business as currently conducted.

EMPLOYEES

   At the end of fiscal 2005, we had approximately 1,320 employees worldwide. We believe our relationship with our employees is good.

ORDERS BACKLOG

   At June 30, 2005, we had a total backlog of unshipped customer orders of $26.8 million, primarily for patient monitoring products. Substantially all of the backlog will be delivered in fiscal 2006. The total backlog at June 30, 2004 was $26.4 million.

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

ITEM 2.  PROPERTIES.

   The following table contains information concerning our significant real property that we own or lease:

                                                                                                    OWNERSHIP OR
                                      GENERAL CHARACTER                                              EXPIRATION
LOCATION                             AND USE OF PROPERTY                                            DATE OF LEASE
--------                             -------------------                                            -------------
Fairfield, New Jersey                75,000 sq. feet, used for Cardiac Assist headquarters and      Owned
                                     manufacturing and research and development of intra-aortic balloons

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

Mahwah, New Jersey                   130,000 sq. feet, used for:                                    Owned

                                     o Patient Monitoring facility - manufacturing and
                                       warehousing of patient monitoring products, research and
                                       development and administrative offices

                                     o Manufacturing of cardiac assist balloon pump systems

Mahwah, New Jersey                   90,000 sq. feet, used for:                                     Owned

                                     o Interventional Products facility - manufacturing,
                                       warehousing, research and development and distribution of
                                       interventional products and administrative offices

                                     o Warehousing, packaging and distribution of cardiac assist products

                                     o Warehousing, distribution and administrative offices for
                                       InterVascular products

Montvale, New Jersey                 38,000 sq. feet, used for corporate headquarters               Owned


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

   In December 2000, an action was filed in New York Supreme Court against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel,

M.D., George Heller, Arno Nash and Datascope Corp. The complaint alleged, inter alia, common law claims for breach of the duty of loyalty and breach of fiduciary duty for approving allegedly excessive compensation to defendant Saper. By agreement, the time to respond to this complaint had been extended. The action has been dismissed in conjunction with the settlement of the United States District Court Action that was filed in August 2001. The August 2001 action was settled in March 2005 with a payment by Datascope's insurance company of the plaintiff's attorney's fees and a small reduction to Mr. Saper's supplemental executive retirement plan.

   On January 28, 2003, Sanmina-SCI, one of our former suppliers, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that we are obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages of $1.2 million, plus material markup, carrying costs and interest. In response, we filed an answer denying the allegations of the complaint and counterclaimed for damages we suffered in the amount of $2.3 million for Sanmina-SCI's breach of its obligation to us. We believe we have meritorious defenses and a meritorious counterclaim and intend to proceed vigorously in this matter. Mediation was attempted in April 2004 without success and now discovery is being conducted.

   The Public Prosecutor's Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. The investigation concerns marketing practices under which benefits were provided to customers of the subsidiary. We are cooperating with the investigation. The German subsidiary has annual revenues of approximately $5 million. We cannot predict at this time what the results of the investigation may be or whether it could have a material adverse effect on us or our business.

   On December 2, 2003, a former Datascope employee, Michael Barile, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. and various John Does seeking, inter alia, indemnification from the Company of approximately $1 million in legal fees and expenses he allegedly incurred in defending a criminal action brought against him by the United States Attorney's Office for the District of Maryland, as well as additional damages Mr. Barile alleges he suffered as a result of such prosecution. In response, the Company has filed an answer denying the allegations of the complaint and has brought counterclaims against Mr. Barile seeking damages resulting from Mr. Barile's improper conduct as an employee of Datascope. The Company believes it has meritorious counterclaims and meritorious defenses to Mr. Barile's claims and intends to defend and prosecute this action vigorously. Mr. Barile has replied to the Company's counterclaims by denying them. Mediation was held on April 28, 2004 and the parties agreed to exchange a limited amount of discovery material before another mediation, to discuss settlement, is scheduled. A second mediation was held on June 16, 2005, which did not result in settlement. However, in response to the Company's summary judgement motion, all of Michael Barile's damage claims, except for reimbursement of legal fees, were dismissed by the Court in April 2005. Discovery is now proceeding in preparation for trial.

   On January 20, 2005, Rex Medical LP filed a complaint in the United States District Court for the District of Delaware, seeking monetary damages for breach of three thrombectomy technology transfer agreements between Rex and the Company, as well as to have the technology under the agreements revert back to Rex. The Company has answered the complaint denying the allegations and has counterclaimed for Rex's breach of the contracts and seeks monetary damages for lost profits. Mediation was conducted in August 2005 without success, however, the parties have been discussing the possibility of settlement and discovery is proceeding. The Company believes it has a meritorious counterclaim and meritorious defenses to Rex's claims and intends to defend and prosecute this action vigorously.

   On March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company's ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has begun. The Company believes that it has meritorious defenses to such claims and intends to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

   The following table sets forth the names, ages, positions and offices of our executive officers:

NAME                                      AGE                 POSITIONS AND OFFICES PRESENTLY HELD
  ----                                    ---                 ------------------------------------
Lawrence Saper                             77      Chairman of the Board and Chief Executive Officer
Murray Pitkowsky                           74      Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Fred Adelman                               52      Vice President; Chief Accounting Officer; Corporate Controller, Accounting
Nicholas E. Barker                         47      Vice President, Corporate Design
Robert Cathcart                            45      Vice President; President, Interventional Products Division
James L. Cooper                            54      Vice President, Human Resources
David Gibson                               36      Vice President; President, Patient Monitoring Division
Terence J. Gunning                         47      Vice President; President, Cardiac Assist Division
Antonino Laudani                           46      Vice President; President, InterVascular, Inc.
Donald R. Lemma                            43      Vice President, Chief Information Officer
Boris Leschinsky                           40      Vice President, Technology
Henry Scaramelli                           52      Vice President; Corporate Controller, Operations
S. Arieh Zak                               44      Vice President, Regulatory Affairs and Corporate Counsel

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


   FISCAL YEAR                                    HIGH       LOW      DIVIDENDS
   -----------                                    ----       ---      ---------
   2004
    First Quarter ............................   $34.70     $29.17     $0.20(a)
    Second Quarter ...........................    36.80      30.76      0.05
    Third Quarter ............................    36.82      30.73      0.05
    Fourth Quarter ...........................    40.07      32.74      0.05
   2005
    First Quarter ............................   $39.95     $32.39     $2.07(b)
    Second Quarter ...........................    42.23      32.26      0.07
    Third Quarter ............................    42.00      30.16      0.07
    Fourth Quarter ...........................    34.38      26.94      0.07

---------------
(a) In fiscal 2004, the Company declared a special dividend of $0.15 per share, or $2.2 million, in addition to the regular quarterly dividend of $0.05 per share, which was paid on October 1, 2003 to holders of record on September 2, 2003.
(b) In fiscal 2005, the Company declared a special dividend of $2.00 per share, or $29.6 million, in addition to the regular quarterly dividend, which the Company also raised to $0.07 per share, which was paid on October 8, 2004 to holders of record on September 30, 2004.

   As of September 1, 2005, there were approximately 545 holders of record of our common stock.

DIVIDEND POLICY

   On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends. Our dividend policy is reviewed periodically.

RECENT SALES OF UNREGISTERED SECURITIES

   None.

ISSUER PURCHASES OF EQUITY SECURITIES

   The following table sets forth information on repurchases by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2005.

                                                                                    TOTAL NUMBER OF SHARES    MAXIMUM DOLLAR VALUE
                                                   TOTAL NUMBER    AVERAGE PRICE     PURCHASED AS PART OF    OF SHARES THAT MAY YET
                     FISCAL                          OF SHARES          PAID          PUBLICLY ANNOUNCED     BE PURCHASED UNDER THE
                     PERIOD                          PURCHASED       PER SHARE             PROGRAMS            PROGRAMS ($ 000'S)
 -----------------------------------------------   ------------    -------------    ----------------------   ----------------------
 4/01/05 - 4/30/05 .............................          --           $   --                  --                    $4,878
 5/01/05 - 5/31/05 .............................          --               --                  --                     4,878
 6/01/05 - 6/30/05 .............................       1,600            33.51               1,600                     4,825
                                                       -----           ------               -----                    ------
 Total Fourth Quarter ..........................       1,600           $33.51               1,600                    $4,825
                                                       =====           ======               =====                    ======


   The current stock repurchase program was announced on May 16, 2001. Approval was granted for up to $40 million in repurchases, and there is no expiration date on the current program.

ITEM 6. SELECTED FINANCIAL DATA.

   The following table sets forth selected financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto on pages F-1 to F-30.


                         SELECTED FINANCIAL INFORMATION

EARNINGS STATEMENT DATA:
 (in thousands, except per share data)

                                                              YEAR ENDED JUNE 30,
                                       -----------------------------------------------------------------------
                                           2005           2004          2003           2002           2001
                                       ----------      ---------      --------       --------       --------

Net Sales                                $352,700      $343,300       $328,300       $317,400       $312,800
---------                                --------      --------       --------       --------       --------
Cost of sales......................       147,256       140,481        138,153        133,532        125,030
Research and development...........        36,214        32,465         29,034         25,720         24,402
Selling, general and administrative       141,915       137,635        130,987        126,204        117,643
Other Items (A)....................         8,074            --         (3,028)        11,463             --
                                         --------      --------       --------       --------       --------
                                          333,459       310,581        295,146        296,919        267,075
                                         --------      --------       --------       --------       --------
Operating earnings.................        19,241        32,719         33,154         20,481         45,725
Other (income) expense:
 Interest income ..................        (2,231)       (1,822)        (1,607)        (1,913)        (3,692)
 Interest expense .................           304            26             25            159             74
 Other, net .......................           514           361            234            168           (248)
                                         --------      --------       --------       --------       --------
                                           (1,413)       (1,435)        (1,348)        (1,586)        (3,866)
                                         --------      --------       --------       --------       --------
Earnings before income taxes.......        20,654        34,154         34,502         22,067         49,591
Income taxes.......................         6,008        10,246         11,203          8,166         15,348
                                         --------      --------       --------       --------       --------
Net earnings.......................      $ 14,646      $ 23,908       $ 23,299       $ 13,901       $ 34,243
                                         ========      ========       ========       ========       ========
Earnings per share, Basic..........      $   0.99      $   1.62       $   1.58       $   0.94       $   2.30
Earnings per share, Diluted........      $   0.97      $   1.58       $   1.57       $   0.92       $   2.20
Dividends per share (B)............      $   2.28      $   0.35       $   0.20       $   0.20       $   0.19

BALANCE SHEET DATA:
 (in thousands)

                                                              YEAR ENDED JUNE 30,
                                       -----------------------------------------------------------------------
                                           2005           2004          2003           2002           2001
                                       ----------      ---------      --------       --------       --------

Total assets...............              $357,082      $368,335      $338,832         $316,022       $310,335
Long-term debt.............                    --            --            --               --             --
Working capital............               128,960       119,868       131,374          118,241        129,715
Stockholders' equity.......               265,865       292,570       271,675          250,978        243,478
Cash dividends declared (B)                33,765         5,177         2,957            2,956          2,805

---------------
(A) Other Items include special charges in fiscal 2005, gain on legal settlement in fiscal 2003 and restructuring charges in fiscal 2002.
(B) In fiscal 2005, the Company declared a special dividend of $2.00 per share, or $29.6 million, which was paid on October 8, 2004 to holders of record on September 30, 2004. In fiscal 2004, the Company declared a special dividend of $0.15 per share, or $2.2 million, which was paid on October 1, 2003 to holders of record on September 2, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   Datascope Corp. is a diversified medical device Company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. The Cardiac Assist / Monitoring Products segment accounts for 82% of total sales. Our products are sold worldwide by direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.

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

   Our sales growth depends in part upon the successful development and marketing of new products. We have continued our emphasis on new product development and have increased our investment in research and development (R&D). In fiscal 2005 we spent $36.2 million on R&D, an increase of $3.7 million or 12% from fiscal 2004. We expect to increase R&D spending in fiscal 2006 as compared to 2005. We also plan to increase sales through selective acquisitions of products and technologies from other companies. During the past two years we have made investments in several new technologies, including the ProLumen(TM) thrombectomy device and the X-Site(R) vascular closure device. We are committed to improving our operating margins through increasing the efficiency of our manufacturing operations and cost containment programs.

   Datascope's financial position continued strong at the end of fiscal 2005, with cash and short- and long-term marketable investments at $60.4 million compared to $69.4 million at June 30, 2004.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

   The following table shows the comparison of net earnings and earnings per diluted share over the past three fiscal years.

                                                          (DOLLARS IN MILLIONS,
                                                               EXCEPT EPS)
                                                         ----------------------
                                                           YEAR ENDED JUNE 30,
                                                         ----------------------
                                                          2005    2004     2003
                                                          ----    ----     ----
      Net Earnings ...................................   $14.6    $23.9   $23.3
      Earnings per share, diluted ....................   $0.97    $1.58   $1.57

   The decrease in net earnings and diluted earnings per share in fiscal 2005 compared to fiscal 2004 was caused principally by special charges of $4.8 million after tax or $0.32 per share, a one-time income tax expense of $2.0 million or $0.13 per share related to repatriation of approximately
$30 million of foreign earnings, the continued decline in sales of vascular closure devices and lower earnings of the Patient Monitoring division.

   Net earnings and earnings per share in fiscal year 2003 includes the gain on legal settlement of $1.9 million after tax or $0.13 per diluted share.

COMPARISON OF RESULTS--FISCAL 2005 VS. FISCAL 2004

NET SALES (SALES)

   The following table shows sales by product line over the past three fiscal years.

                                                       SALES BY PRODUCT LINE
                                                       (DOLLARS IN MILLIONS)
                                                        YEAR ENDED JUNE 30,
                                                     -------------------------
                                                      2005      2004     2003
                                                      ----      ----     ----
     Patient Monitoring ..........................   $149.5    $144.2   $136.5
      % change from prior year ...................        4%        6%       9%
      % of total sales ...........................       43%       42%      42%
     Cardiac Assist ..............................   $139.1    $129.5   $118.4
      % change from prior year ...................        7%        9%       5%
      % of total sales ...........................       39%       38%      36%
     Interventional Products .....................   $ 27.9    $ 37.3   $ 42.0
      % change from prior year ...................      (25)%     (11)%    (21)%
      % of total sales ...........................        8%       11%      13%
     Vascular Grafts .............................   $ 34.6    $ 30.9   $ 30.1
      % change from prior year ...................       12%        3%      18%
      % of total sales ...........................       10%        9%       9%
     Genisphere ..................................   $  1.6    $  1.4   $  1.3
      % change from prior year ...................       --        --       --
      % of total sales ...........................       --        --       --
        Total Sales...............................   $352.7    $343.3   $328.3
        % change from prior year..................        3%        5%       3%

   Sales in fiscal 2005 of $352.7 million increased $9.4 million or 3% compared to $343.3 million in fiscal 2004. Sales increased in all product lines except Interventional Products. Favorable foreign exchange translation contributed $4.2 million (1%) to the sales increase as a result of the weakness of the United States (U.S.) dollar relative to the Euro and the British Pound, the currencies in countries in which we have direct sales subsidiaries.

   Sales in the U.S. of $219.2 million, decreased $5.1 million or 2% attributable to the continued decline in sales of vascular closure devices and lower sales of patient monitoring products. Sales in international markets of $133.5 million increased $14.5 million or 12% (9% excluding favorable foreign exchange translation of $4.2 million) due to increases in all businesses, except interventional products.

   Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2005 increased 5% to $288.6 million from $273.7 million last year.

 Patient Monitoring

   Sales of patient monitoring products in fiscal 2005 increased 4% to $149.5 million due primarily to increased sales in international markets and favorable foreign exchange translation of $1.5 million. A delay in shipping Panorama(TM) monitoring network systems in the fourth quarter resulted in slightly lower U.S. sales for the year. In the fourth quarter, the number of Panorama orders requiring delivery in future quarters was greater than expected. Also, a hiatus in installations during the fourth quarter of fiscal 2005 to resolve product issues increased the backlog of installations and temporarily moved commitments to start installations from 30 days to 90 days, delaying certain shipments accordingly. The product issues were resolved in early June 2005.

 Cardiac Assist

   Sales of cardiac assist products increased 7% to $139.1 million due to continued strong worldwide unit sales of the Company's CS100(R) balloon pump, continued higher unit sales of intra-aortic balloons in international markets and favorable foreign exchange translation of $1.6 million. Sales in the U.S. of

$74.3 million increased $3.2 million or 5%, and sales in international markets of $64.8 million increased $6.3 million or 11% (8% excluding foreign exchange translation).

   In January 2005, we broadened and strengthened the intra-aortic balloon product line when we introduced the Linear(TM) 7.5 Fr. intra-aortic balloon
(IAB). The Linear 7.5 Fr. has the smallest diameter of any IAB catheter. Reducing IAB diameter is highly desirable because it allows more blood flow around the catheter thereby enabling clinicians to deliver counterpulsation therapy even to patients with smaller peripheral arteries. The Linear also features a new balloon membrane that is the most abrasion resistant of any IAB.

   Sales of the Interventional Products / Vascular Grafts segment decreased 8% to $62.5 million compared to $68.2 million last year.

 Interventional Products

   Sales of interventional products were $27.9 million, 25% below last year as sales of VasoSeal(R), vascular sealing devices, decreased 35% to $22.4 million, partially offset by increased sales of new interventional products, Safeguard(TM) and ProLumen.

   We expect to turn around the sales performance of interventional products by introducing two new vascular closure devices: X-Site and On-Site(TM), and by the growing contributions of new interventional products that now include the Safeguard hemostasis management device, the ProLumen thrombectomy device and the ProGuide(TM) chronic dialysis catheter. Those innovative products which have already been introduced or are scheduled for introduction in the first half of fiscal 2006 will, if successful, lead to improved margins and earnings in the second half of fiscal 2006.

   X-Site is a vascular closure device aimed at an estimated $100 million suture-based market segment for closing the arterial wound after a catheterization procedure. X-Site has FDA approval and is currently in use at Beta sites. We believe that the testing at Beta sites is demonstrating that X-Site has advantages over the competitive device. A limited market launch is planned for September 2005, followed by a full launch in October 2005.

   On-Site is a collagen-based vascular closure device aimed at first stabilizing and then growing sales to existing VasoSeal accounts. On-Site retains the extravascular advantage of VasoSeal but eliminates the need for a second operator and provides for wire-guided delivery of the collagen plug to seal the arterial wound. On-Site received FDA approval in late May 2005. Market launch is planned for early calendar 2006.

   The ProGuide chronic dialysis catheter, launched in May 2005, is the latest of four new interventional products introduced over the past 2 years. ProGuide enters a worldwide market estimated at $130 million annually. Chronic dialysis catheters connect a patient with end stage renal disease to a dialysis machine and allow for needle-free access for the dialysis procedure. By using a guide wire and eliminating the peel-away sheath required by competitive catheters, the ProGuide provides easier insertion and makes the procedure more convenient according to early users.

 Vascular Grafts

   Sales of InterVascular, Inc.'s products were $34.6 million, 12% above last year, as a result of higher sales in the U.S. following the appointment of Gore as InterVascular's exclusive U.S. distributor effective May 1, 2005, increased shipments to Japan and favorable foreign exchange translation of $1.0 million. Sales to Gore in the fourth quarter included $1.3 million for an initial stocking order. Sales in the U.S. increased $1.5 million or 25% and sales in international markets increased $2.2 million or 9% (5% excluding foreign exchange translation).

 Genisphere

   Sales of Genisphere products were $1.6 million in fiscal 2005 compared to $1.4 million in fiscal 2004, as Genisphere continued to pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.

COSTS AND EXPENSES

 Gross Profit (Net Sales Less Cost of Sales)

   Gross profit increased $2.6 million or 1% as a result of increased sales in all businesses except Interventional Products. The gross profit percentage was 58.2% for fiscal 2005 compared to 59.1% last year, with the decrease of 0.9 percentage points primarily due to a less favorable sales mix, as a result of reduced sales of higher margin interventional products and inventory write-offs for excess and obsolete inventories, primarily in the Interventional Products and Patient Monitoring divisions.

 Research and Development (R&D)

   We continued our companywide focus on new product development and improvements of existing products in fiscal 2005. Spending on research and development reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. Total R&D expenses increased 12% to $36.2 million in fiscal 2005, equivalent to 10.3% of sales compared to $32.5 million, or 9.5% of sales last year.

   R&D expenses for the Cardiac Assist / Monitoring Products segment increased 3% to $20.5 million in fiscal 2005 compared to $20.0 million last year, with the increase primarily due to expenses related to recently introduced products including the Linear 7.5 Fr., intra-aortic balloon in Cardiac Assist, and the Panorama, central monitoring network in Patient Monitoring, as well as new product development projects.

   R&D expenses for the Interventional Products / Vascular Grafts segment increased 37% to $13.0 million in fiscal 2005 compared to $9.5 million last year, with the increase primarily due to expenses related to recently introduced products such as the Safeguard and ProGuide and new product development projects, including the X-Site and On-Site vascular closure devices.

   The balance of consolidated R&D is in Corporate and Other and amounted to $2.7 million in fiscal 2005 compared to $3.0 million for the comparable period last year.

 Selling, General and Administrative (SG&A)

   Total selling, general and administrative expenses increased 3% to $141.9 million in fiscal 2005, or 40.2% of sales compared to $137.6 million, or 40.1% of sales last year.

   SG&A expenses for the Cardiac Assist / Monitoring Products segment increased 9% to $104.6 million in fiscal 2005, primarily attributable to additions to the field force and filling open field positions, costs associated with the increased sales and unfavorable foreign exchange translation ($1.2 million).

   SG&A expenses for the Interventional Products / Vascular Grafts segment in fiscal 2005 decreased 11% to $41.9 million attributable to the sales force reduction in Interventional Products and the termination of InterVascular's direct sales force upon the appointment of Gore as InterVascular's exclusive U.S. distributor effective May 1, 2005.

   Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

   The weaker U.S. dollar compared to the Euro and the British Pound increased total SG&A expenses by approximately $2.7 million in fiscal 2005.

 Special Charges

   In fiscal 2005, we recorded special charges totaling $8.1 million. These charges related to the following:

   o Termination of certain R&D projects totaling $2.4 million.

   Based upon recently completed extensive reviews of the current and future market, clinical benefits, cost to manufacture, price realization and the development and regulatory costs required for a successful market launch, certain R&D projects were terminated. As a result of the decision to terminate the projects we wrote-off licenses and purchased technology of $1.3 million and tooling and other assets of $0.7 million. The licenses, purchased technology and tooling were determined to be fully impaired at June 30, 2005 because they have no alternative future use. Contractual obligations for non-cancelable purchase orders and settlement costs related to the R&D projects of $0.4 million were also recorded.

   o Write-off of investments in two private medical technology companies of $4.3 million.

   In conjunction with the decision to terminate certain R&D projects as noted above, we recorded an impairment of our investment in the common and preferred stock of a private medical technology company, totaling $2.3 million. The investment in the common stock of this company was accounted for under the equity method of accounting. We determined that there was an other-than-temporary decline in the value of this investment and adjusted the carrying value of the investment to zero.

   We recorded an impairment of $2.0 million for an investment in the preferred stock of a second private medical technology company based on information received from that company that the performance of their lead product in clinical trials was significantly below target and affected their ability to raise funds. We determined that there was an other-than-temporary decline in the value of this investment and adjusted the carrying value of the investment to zero.

   o Severance expenses of $1.4 million for workforce reductions related to a companywide cost reduction program.

   As a result of a companywide cost reduction program that was approved by management, we recorded severance expenses of $1.4 million for the termination of 33 employees (3% of the workforce). The reductions were in manufacturing
(19), R&D (4) and SG&A (10). Thirteen of the 33 headcount reductions were achieved through attrition. Substantially all of the terminated employees left the company by June 30, 2005. The severance payments will be completed by the end of fiscal year 2006.

   The special charges are reflected in the following segments:

             Interventional Products / Vascular Grafts       $3.6 million,
             Corporate and Other                             $4.5 million.

INTEREST INCOME

   Interest income was $2.2 million in fiscal 2005 compared to $1.8 million last year, with the increase due primarily to an increase in the average interest rate yield to 3.6% from 2.7%, partially offset by a lower average portfolio balance ($54.9 million vs. $65.8 million).

INCOME TAXES

   In fiscal 2005, the consolidated effective tax rate was 29.1% compared to 30.0% last year. The lower tax rate in fiscal 2005 was primarily attributable to an increase in foreign earnings taxed at lower effective rates, reduced earnings in the U.S. and a greater benefit for the Federal Research Credit, partially offset by a one-time additional tax expense of $2.0 million for repatriation of foreign earnings.

   On October 4, 2004, the Working Families Tax Relief Act of 2004 ("WFTRA") was enacted. The WFTRA includes a July 1, 2004 retroactive reinstatement of the Federal Research Credit, which is now scheduled to expire on December 31, 2005. On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was enacted. Under AJCA, the Extraterritorial Income Exclusion (EIE) is being phased out over a two-year period. Our effective tax rate for fiscal 2005 includes the net benefit of the reinstatement of the Research Credit and the initial phase-out of the EIE.

   The AJCA also provides a temporary 85% dividends-received deduction for certain cash dividends repatriated from our international operations. The amount of dividends eligible for repatriation is subject to several limitations, and requires that the proceeds be invested in the U.S. pursuant to an approved domestic reinvestment plan. In the fourth quarter of fiscal 2005, the Board of Directors authorized the repatriation of $30 million of foreign earnings and a tax provision of approximately $2 million related to the repatriation was recorded.

NET EARNINGS

   Net earnings were $14.6 million or $0.97 per diluted share in fiscal 2005 compared to $23.9 million, or $1.58 per diluted share in fiscal 2004.

   Net earnings in fiscal 2005 included special charges of $4.8 million after tax or $0.32 per diluted share and a one-time income tax expense of $2.0 million or $0.13 per diluted share related to repatriation of foreign earnings. Net earnings were below fiscal 2004, principally due to the items noted above, the continued decline in sales of vascular closure devices and lower earnings in the Patient Monitoring division, as a result of the Panorama shipment delay in the fourth quarter.

STOCK-BASED COMPENSATION

   We awarded fully vested, nonqualified stock options to eligible employees as part of our annual stock option award, during the fourth quarter of fiscal year 2005. Due to the immediate vesting provisions, this one-time award resulted in increased pro forma compensation expense for the fiscal year ended June 30, 2005.

   On May 17, 2005, the Board of Directors approved the accelerated vesting of all stock options outstanding under the Company's Amended and Restated 1995 Stock Option Plan that had exercise prices per share higher than $28.52, the average of the high and low sales price of our stock on May 17, 2005. Options to purchase approximately 769 thousand shares of our common stock became exercisable immediately, subject to an exercise price threshold requirement.

   The purpose of the accelerated vesting of existing stock option grants and the immediate vesting provision of the fiscal year 2005 stock option grant was to eliminate future compensation expense we would otherwise recognize in our consolidated statement of earnings with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R is effective for us beginning in the first quarter of fiscal 2006 and will require that compensation expense associated with stock options be recognized in the Statement of Earnings, rather than as a footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options did not result in a charge to our historical financial statements.

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

   As of June 30, 2005, we had a notional amount of $11.0 million of foreign exchange forward contracts outstanding, all of which were in Euros and British Pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to when the contract is signed.

COMPARISON OF RESULTS--FISCAL 2004 VS. FISCAL 2003

SALES

   Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2004 increased 7% to $273.7 million from $254.9 million in fiscal 2003.

 Patient Monitoring

   Patient monitoring sales in fiscal 2004 rose 6% to $144.2 million compared to $136.5 million in the prior year. The increase in sales was primarily attributable to higher sales of bedside monitors, including the recently introduced Spectrum(R) and Trio(TM) monitors, increased sales of Masimo SET(R)(1) pulse oximetry sensors and favorable foreign exchange translation of $2.2 million. Sales of central monitoring systems decreased in fiscal 2004 because of the introduction of our new Panorama central monitoring system. During the fourth quarter, many customers placed substantial new orders for Panorama, or replaced existing orders for the older PatientNet central system with orders for Panorama. Only a small number of Panorama units were shipped in the fourth quarter, consistent with our policy of limiting new central monitoring system shipments in the first period after product release.

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

 Cardiac Assist

   Cardiac Assist sales in fiscal 2004 increased 9% to $129.5 million from $118.4 million in the prior year, due to continued higher sales of intra-aortic balloon (IAB) catheters and pumps, and favorable foreign exchange translation of $2.6 million. Shipments of the premium-priced Fidelity(R) 8 Fr. IAB catheter continued to increase, accounting for 82% of total IAB catheter sales in the fourth quarter. Increased purchases of IAB's by our Japanese distributor and higher shipments to other international markets also contributed to increased IAB sales. Higher pump sales reflect continued strong demand for the new CS100 intra-aortic balloon pump, our first fully automatic pump, launched globally in September 2003.

   Sales of the Interventional Products / Vascular Grafts segment decreased 5% to $68.2 million compared to $72.1 million in fiscal 2003.

 Interventional Products

   Sales of Interventional Products decreased 11% to $37.3 million from $42.0 million in the prior year as sales of VasoSeal vascular closure devices continued to weaken, as a result of continued strong competition, and the decline was only partially offset by sales contributed by the new Safeguard and ProLumen products. Safeguard, a manual compression assist device designed to maintain hemostasis after arterial catheterization procedures, was launched in the second quarter. ProLumen is a new thrombectomy device designed to quickly and effectively clear blood clots from blocked dialysis access sites. Shipment of ProLumen began at the end of the third quarter of fiscal 2004.

   Aside from other new products being developed for the dialysis market, we have undertaken a number of new product initiatives with the intent of halting and reversing the decline of our vascular closure sales. The first such initiative was announced in May 2004 when we acquired assets and technology from X-Site Medical, LLC (X-Site). The acquired assets include all technology related to X-Site's lead product, a suture based vascular closure device for achieving hemostasis after coronary catheterization procedures. Suture based devices represent over $100 million of an estimated $430 million annual market for vascular closure devices. The X-Site product will be marketed by the Interventional Products division through its existing sales force, which currently sells other vascular closure devices.
---------------
(1)   Masimo SET is a registered trademark of Masimo Corporation.

 Vascular Grafts

   Sales of InterVascular Inc.'s products increased 3% to $30.9 million compared to $30.1 million in the prior year, with favorable foreign exchange contributing $2.0 million to this year's results. Excluding the impact of foreign exchange translation, sales declined 4% due to lower selling prices in certain European markets, lower sales in the U.S. and reduced shipments to InterVascular's distributor in Japan. In March 2004, we resubmitted our 510(k) notification to the FDA for regulatory clearance to market InterGard(R) Silver grafts in the United States. In August 2004, the FDA requested that we provide additional data from our European postmarketing studies of the InterGard Silver.

 Genisphere

   Sales of Genisphere products were $1.4 million in fiscal 2004 compared to $1.3 million in fiscal 2003, as Genisphere continued to pursue its marketing strategy, to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.

COSTS AND EXPENSES

 Gross Profit (Net Sales Less Cost of Sales)

   The gross profit percentage was 59.1% for fiscal 2004 compared to 57.9% in fiscal 2003, with the increase primarily due to an improved gross margin percentage in the Cardiac Assist / Monitoring Products segment, as a result of cost reduction programs and sales of new products with higher margins. Partially offsetting the above was the impact from a less favorable sales mix, as a result of reduced sales of higher margin interventional products and vascular grafts.

 Research and Development (R&D)

   We continued our companywide focus on new product development and improvements of existing products in fiscal 2004. Spending on research and development reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. Total R&D expenses increased 12% to $32.5 million in fiscal 2004, equivalent to 9.5% of sales compared to $29.0 million, or 8.8% of sales in fiscal 2003.

   R&D expenses for the Cardiac Assist / Monitoring Products segment increased 6% to $20.0 million in fiscal 2004 compared to $18.9 million in the prior year, with the increase primarily due to expenses related to recently introduced products including the CS100 intra-aortic balloon pump in Cardiac Assist and the Panorama, central monitoring network in Patient Monitoring, as well as new product development projects.

   R&D expenses for the Interventional Products / Vascular Grafts segment increased 21% to $9.5 million in fiscal 2004 compared to $7.8 million in the prior year, with the increase primarily due to expenses related to new product development projects in InterVascular.

   The balance of consolidated R&D is in Corporate and Other and amounted to $3.0 million in fiscal 2004 compared to $2.3 million for the comparable period in fiscal 2003.

 Selling, General and Administrative (SG&A)

   Total selling, general and administrative expenses increased 5% to $137.5 million in fiscal 2004, or 40.1% of sales compared to $130.9 million, or 39.9% of sales in the prior year.

   SG&A expenses for the Cardiac Assist / Monitoring Products segment increased 11% to $95.8 million in fiscal 2004, primarily attributable to filling open field sales positions, costs associated with the increased sales and unfavorable foreign exchange translation ($2.6 million).

   SG&A expenses for the Interventional Products / Vascular Grafts segment in fiscal 2004 were essentially unchanged compared to the prior year at $47.0 million, as lower selling and marketing expenses in Interventional Products were offset by higher expenses in InterVascular attributable to unfavorable foreign exchange translation.

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

INTEREST INCOME

   Interest income was $1.8 million in fiscal 2004 compared to $1.6 million in fiscal 2003, with the increase primarily due to a higher average portfolio balance ($65.8 million vs. $49.2 million), partially offset by a decline in the average yield from 3.2% to 2.7%.

INCOME TAXES

   In fiscal 2004, the consolidated effective tax rate was 30.0% compared to 32.5% in fiscal 2003. The lower tax rate in fiscal 2004 was primarily attributable to an increase in the Extraterritorial Income Exclusion (EIE) and the Federal Research Credit. The increase in the EIE was attributable to increased profits from higher U.S. export sales. The higher Federal Research Credit resulted from increased R&D expenses in fiscal 2004. In fiscal 2003, the effect on the consolidated tax rate of the gain on legal settlement was 0.5%.

NET EARNINGS

   Net earnings were $23.9 million or $1.58 per diluted share in fiscal 2004 compared to $23.3 million, or $1.57 per diluted share in fiscal 2003. Net earnings in fiscal 2003 included a gain of $1.9 million after-tax or $0.13 per diluted share, from the settlement of patent litigation with Vascular Solutions, Inc. The increased earnings in fiscal 2004 primarily reflects an increase in profits from higher sales, an improved gross margin in the Cardiac Assist / Monitoring Products segment and a lower consolidated effective tax rate. Partially offsetting the above were reduced earnings in the Interventional Products / Vascular Grafts segment.

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

 ProLumen

   In May 2003, we acquired technology from Rex Medical, LP, for the ProLumen thrombectomy device. With the launch of the ProLumen in March 2004 we entered the dialysis access market. Thrombectomy is the process of removing blood clots from blocked dialysis access sites. Thrombectomy procedures are performed primarily by interventional radiologists in the U.S., a current and well-established sales call point for our Interventional Products division. Through June 30, 2004, we paid $5.0 million in cash based on achieving certain milestones. The technology transfer agreement also requires us to pay additional contingent payments, which would be triggered by the achievement of sales performance levels not currently estimable. The payments made for the ProLumen technology were recorded as purchased technology and will be amortized over approximately 16 years based on the remaining legal life of the underlying technology.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at June 30, 2005 of $129.0 million compared to $119.9 million at June 30, 2004 and the current ratio was 3.2:1 compared to 3.3:1 at June 30, 2004. The increase in working capital was primarily attributable to an increase in cash and short-term investments ($18.4 million), accounts receivable ($3.5 million) and prepaid expenses and other current assets
($2.6 million). Partially offsetting the above was a decrease in prepaid income taxes ($9.4 million) and an increase in current liabilities
($6.7 million).

   The increase in cash and short-term investments was primarily due to classifying $28.9 million of marketable investments held in Europe as short-term because they will be repatriated to the U.S. under the approved tax repatriation program in fiscal 2006. The increase in accounts receivable of $3.5 million primarily reflected the increase in sales. The increase in prepaid expenses and other current assets was primarily due to an increase in other receivables. The decrease in prepaid income taxes of $9.4 million resulted from receipt of a tax refund. The increase in current liabilities was primarily attributable to an increase in short-term debt of $4.0 million.

   In fiscal 2005, cash provided by operations was $36.9 million compared to $38.6 million last year with the decrease primarily attributable to lower earnings and an increase in accounts receivable, inventories and other current assets.

   Net cash used in investing activities was $1.1 million, primarily attributable to sale of investments of $20.9 million and $21.0 million for maturities of investments, partially offset by purchases of investments of $28.6 million, $5.9 million for capitalized software, the purchase of $6.7 million of property, plant and equipment and $2.8 million for purchased technology and licenses, primarily for a license for the rights to manufacture our Anestar(TM) anesthesia delivery systems. Net cash used in financing activities was $32.1 million, due to $33.5 million dividends paid, stock repurchases of $8.0 million and repayments of short-term borrowings of $6.0 million, partially offset by stock option activity of $5.4 million and short-term borrowings of $10.0 million.

   We purchased about 206,000 shares of our common stock for approximately $8.0 million during fiscal year 2005.

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

   In fiscal 2004, cash provided by operations was $38.6 million compared to $40.2 million in fiscal 2003. The decrease is primarily attributable to an increase in inventories and other current assets, as discussed above.

   Net cash used in investing activities was $33.4 million, primarily attributable to purchases of investments of $73.7 million, offset by $69.4 million for maturities of investments, $15.2 million for purchased technology and licenses, $5.3 million for capitalized software and the purchase of $6.8 million of property, plant and equipment. Net cash used in financing activities was $7.5 million, due to $5.2 million dividends paid and stock repurchases of $9.8 million, offset by stock option activity of $7.4 million.

   Purchases of technology and licenses included cash payments for the X-Site assets and technology of $11.4 million and milestone payments to Rex Medical, LP for the ProLumen and other devices of $3.8 million.

   We purchased about 273,000 shares of our common stock for approximately $9.8 million during fiscal year 2004.

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

   In fiscal 2003, cash provided by operations was $40.2 million compared to $24.4 million in fiscal 2002. The increase is primarily attributable to the higher net earnings, higher depreciation and amortization and a decrease in accounts receivable.

   Net cash used in investing activities was $30.8 million, attributable to purchases of investments of $54.1 million, offset by $35.7 million for maturities of investments, capitalized software of $4.8 million, purchased technology and licenses of $2.1 million and the purchase of $4.6 million of property, plant and equipment. Net cash used in financing activities was $3.2 million, due to $3.0 million dividends paid and stock repurchases of $0.9 million, offset by stock option activity of $0.7 million.

   We purchased about 35,000 shares of our common stock for approximately $0.9 million during fiscal year 2003.

   We believe our financial resources are sufficient to meet our projected cash requirements. The moderate rate of current U.S. inflation has not significantly affected us. The impact of foreign exchange rate fluctuations, primarily the Euro and British Pound, did not have a significant impact on our liquidity.

   Presented below is a summary of our contractual obligations and other commitments as of June 30, 2005.

   (DOLLARS IN MILLIONS)                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------------------------------------------------------
                                                          TOTAL    LESS THAN 1 YEAR   1-3 YEARS    3-5 YEARS   MORE THAN 5 YEARS
                                                          -----    ----------------   ---------    ---------   -----------------
   Operating lease obligations ........................   $ 9.4         $ 3.5           $ 4.6        $1.1            $ 0.2
   Purchase commitments (1) ...........................    45.2          45.0             0.2          --               --
   Contingent milestone payments (2) ..................    28.4           0.4             7.0         6.1             14.9
   Short-term debt ....................................     4.0           4.0              --          --               --
                                                          -----         -----           -----        ----            -----
   Total contractual obligations and other commitments    $87.0         $52.9           $11.8        $7.2            $15.1
                                                          =====         =====           =====        ====            =====

---------------
(1) These amounts include commitments for inventory and capital expenditures that do not exceed our projected requirements over the related terms and are in the normal course of business.
(2) These amounts represent contingent milestone payments under various agreements, including X-Site and Rex Medical. While it is not certain if and/or when these payments will be made, we have included the estimated payments in the table based on our projection of the earliest date when the milestones or contingencies may be met.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the possibility that the full market launch of X-Site will not occur in October, that On-Site will not be launched in early calendar 2006, that the introduction of two new vascular closure devices, X-Site and On-Site, and the growing contributions of new interventional products will not turn around the sales performance of interventional products, that new interventional products already introduced or scheduled for introduction in the first half of fiscal 2006, may not be successful, and may not lead to improved margins and earnings in the second half of fiscal 2006, and that market conditions may change, particularly as the result of competitive activity in the markets served by the company. Additional risks are the company's dependence on certain unaffiliated suppliers (including single source manufacturers) for patient monitoring, cardiac assist and interventional products, continued demand for the company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We regularly evaluate our estimates and assumptions on an on-going basis and adjust as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that the following are our most critical accounting policies and estimates:

   o REVENUE RECOGNITION

       We recognize revenue and all related costs, including warranty costs, when persuasive evidence of an arrangement exists, title and risk of loss passes to the customer and collectibility of the fixed sales price is probable. For products shipped FOB shipping point, revenue is recognized when they leave our premises. For products shipped FOB destination, revenue is recognized when they reach the customer. For certain products where we maintain consigned inventory at customer locations, revenue is recognized at the time we are notified that the product has been used by the customer. We record estimated sales returns as a reduction of net sales in the same period that the related revenue is recognized. Historical experience is used to estimate an accrual for future returns relating to recorded sales, as well as estimated warranty costs. Revenue for service repairs of equipment is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract. For certain products, revenue is recognized individually for delivered components when undelivered components, such as installation, are not essential to their functionality. Post shipment obligations for training commitments are considered perfunctory, and sales are recognized when delivered with provision for incremental costs.

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

   o INCOME TAXES

       As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax expense as well as assessing temporary differences in the treatment of items for tax and accounting purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess whether it will be more likely than not that our deferred tax assets will be recovered from future taxable income, and to the extent that we cannot conclude that recovery is likely, a valuation allowance must be established. At June 30, 2005, we had approximately $23.7 million of gross deferred tax assets, including tax net operating loss carryforwards and foreign and state tax credits, a portion of which will expire from 2006 to 2024 if not utilized and the remaining portion ($0.1 million) may be carried forward indefinitely. We have recorded a valuation allowance at June 30, 2005 of $3.3 million for the net operating loss carryforwards and a portion of the foreign and state tax credits, which we believe will not be realized based upon our estimates of future taxable income.

       The American Jobs Creation Act of 2004 permits U.S. corporations to repatriate earnings of foreign subsidiaries at a special one-time favorable effective tax rate versus 35% before consideration of foreign taxes paid. We determined that we will repatriate approximately $30.0 million under this legislation, and accordingly recorded a current deferred tax liability of $2.0 million for federal and state taxes attributable to the repatriation of earnings at June 30, 2005. The cumulative amount of undistributed foreign earnings at June 30, 2005 was $64.1 million. No U.S. tax expense has been recorded to cover the undistributed portion not intended for repatriation ($34.1 million) because we intend to continue to reinvest our undistributed foreign earnings in our overseas operations.

       In the normal course of business, we will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of tax credits and deductions and the allocation of income among various tax jurisdictions. Tax reviews frequently require an extended period of time to resolve and may result in income tax adjustments. In our opinion, adequate provisions for income taxes have been made for all years subject to audit. Our U.S. income tax returns for fiscal 1999 and prior years have been audited by the Internal Revenue Service and are closed. In the U.S., the statutory audit period has expired for fiscal years 2000 and 2001, and is open for subsequent years.

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20, Accounting Changes, and FASB

Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of Statement 154 is not expected to have a material impact on our consolidated financial statements.

   In December 2004, the FASB issued Statement No. 123R (revised 2004) "Share-Based Payment," (Statement 123R) that will require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair value as defined in SFAS No. 123. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard will be adopted by the Company effective
July 1, 2005 using the modified prospective method. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, will be recognized as service is rendered after the effective date. As permitted by Statement 123, we currently account for share-based payments to employees in accordance with Accounting Principles Board Opinion No. 25 and do not recognize compensation cost for employee stock options. The impact of adopting Statement 123R on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure pro forma net income and earnings per share in footnote 1 to our consolidated financial statements.

   In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29." This Statement addresses the measurement of exchanges of nonmonetary assets, eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replacing it with an exception for exchanges that do not have commercial substance. This Statement, which is to be applied prospectively, is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of Statement 153 is not expected to have a material impact on our consolidated financial statements.

   In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004," and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No.
109. We completed our evaluation and our Board of Directors approved a plan to repatriate approximately $30 million in foreign earnings. We recorded additional income tax expense of $2.0 million in the fourth quarter of fiscal 2005 for the repatriation.

   In November 2004, the FASB issued Statement No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4." The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. Statement 151 is effective for the Company in fiscal 2006. The adoption of Statement 151 is not expected to have a material impact on our consolidated financial statements.

   In November 2003 and March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. In September 2004, the adoption date of the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of Issue No. 03-1. The disclosures prescribed by Issue No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

   None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2005, 2004 and 2003.

   As of June 30, 2005, we had a notional amount of $11.0 million of foreign exchange forward contracts outstanding, all of which were in Euros and British Pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See Financial Statements following Item 15 of this Annual Report on Form
10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

   o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

   o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

   o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

   Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

   Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2005.

   Management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

   There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Datascope Corp.
Montvale, New Jersey

   We have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting," that Datascope Corp. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

   A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

   Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

   In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

   We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2005 and 2004 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2005 and the related financial statement schedule, of the Company and our report dated September 13, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Parsippany, New Jersey
September 13, 2005

ITEM 9B. OTHER INFORMATION.

   On May 17, 2005, the Board of Directors approved the accelerated vesting of all stock options outstanding under the Company's Amended and Restated 1995 Stock Option Plan that had exercise prices per share higher than $28.52, the average of the high and low sales price of our stock on May 17, 2005. Options to purchase approximately 769 thousand shares of our common stock became exercisable immediately, subject to an exercise price threshold requirement.

   The purpose of the accelerated vesting of existing stock option grants was to eliminate future compensation expense we would otherwise recognize in our consolidated statement of earnings with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R is effective for us beginning in the first quarter of fiscal 2006 and will require that compensation expense associated with stock options be recognized in the Statement of Earnings, rather than as a footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options did not result in a charge to our historical financial statements.

   The following table summarizes the options subject to acceleration:

                                        AGGREGATE NUMBER            WEIGHTED
                                       OF SHARES ISSUABLE       AVERAGE EXERCISE
                                    UNDER ACCELERATED OPTIONS    PRICE PER SHARE
                                    -------------------------   ----------------
Executive Officers:
 Fred Adelman ..................              15,000                 $31.63
 Nicholas E. Barker ............              11,875                  29.89
 Robert Cathcart ...............              46,625                  36.78
 James L. Cooper ...............              10,000                  30.09
 David Gibson ..................               1,500                  32.86
 Terence J. Gunning ............              50,000                  32.86
 Antonino Laudani ..............              31,925                  34.86
 Boris Leschinsky ..............               2,600                  30.02
 Murray Pitkowsky ..............              10,000                  30.09
 Henry Scaramelli ..............              12,550                  31.51
 S. Arieh Zak ..................              10,000                  30.09
                                             -------
Total executive officers .......             202,075                  33.28
All other employees ............             567,345                  32.43
                                             -------
 Total .........................             769,420                 $32.65
                                             =======

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

   The following table provides information as of June 30, 2005 about our Common Stock that may be issued under our existing equity compensation plans upon the exercise of stock options or otherwise:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF SECURITIES
                                             NUMBER OF SECURITIES                            REMAINING AVAILABLE FOR
                                               TO BE ISSUED UPON       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                                  EXERCISE OF         EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                             OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                                 WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
 -----------------------------------------   --------------------    --------------------   -------------------------
                                                      (A)                    (B)                       (C)
Equity compensation plans approved by
  security holders (1)....................         2,440,453                $31.77                   585,971
Equity compensation plans not approved by
  security holders (2)....................            36,700                $29.21                        --
                                                   ---------                ------                   -------
Total ....................................         2,477,153                $31.73                   585,971

---------------
(1) See footnote 9 to the Consolidated Financial Statements for a description of our stock option plans.
(2) Includes grants of options to consultants to purchase up to 6,700 shares of our Common Stock. These options have terms ranging from 5 to 10 years, with exercise prices ranging from $22.49 to $39.45.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

   Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                         PAGE
                                                                         ----
Report of Independent Registered Public Accounting Firm ..........       F-1
Consolidated balance sheets -- June 30, 2005 and 2004 ............       F-2
Consolidated statements of earnings -- Years ended June 30, 2005,
  2004 and 2003...................................................       F-3
Consolidated statements of stockholders' equity -- Years ended
  June 30, 2005, 2004 and 2003....................................       F-4
Consolidated statements of cash flows -- Years ended June 30,
  2005, 2004 and 2003.............................................       F-5
Notes to consolidated financial statements .......................   F-6 - F-30
   2. Financial Statement Schedules
Schedule II -- Valuation and Qualifying Accounts .................       S-1


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

3.2 By-Laws, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated September 27, 2004.

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

10.1 Datascope Corp. 1981 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2.1 to the Form 8-B.

10.2 Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Annex B to the Company's Proxy Statement on Schedule 14A filed by the Company on October 28, 2004.

10.3 Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (the "2Q 1997 10-Q").

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

10.23 Fourth Amendment to Employment Agreement, dated as of October 1, 2002, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2004 (the "2004 10-K").

10.24 Stock Option Agreement between the Company and David Altschiller, dated February 25, 2003 incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8, filed with the Commission on May 30, 2003 (the "May 30, 2003 Form S-8").

EXHIBIT NO.                              DOCUMENT DESCRIPTION
-----------                            --------------------

10.25 Stock Option Agreement between the Company and Dr. Samuel Money, incorporated by reference to Exhibit 4.3 of the May 30, 2003 Form S-8.

10.26 Stock Option Agreement between the Company and Leonard Gottlieb, dated May 20, 2003, incorporated by reference to Exhibit 10.23 to the 2004 10- K.

10.27 Datascope Corp. 2004 Management Incentive Plan, incorporated by reference to Annex A to the Company's Proxy Statement on Schedule 14A filed by the Company on October 28, 2003.

10.28* Fifth Amendment to Employment Agreement, dated as of April 1, 2005, by and between Datascope Corp. and Lawrence Saper.

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


                                                   DATASCOPE CORP.

Date: September 13, 2005                           By: /s/ Lawrence Saper
                                                   Lawrence Saper
                                                   Chairman of the Board
                                                   and Chief Executive Officer

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

               SIGNATURE                                          TITLE                                    DATE
               ---------                                          -----                                    ----
          /s/ Lawrence Saper              Chairman of the Board and Chief Executive Officer             September 13, 2005
  ------------------------------------     (Principal Executive Officer)
             Lawrence Saper


         /s/ Murray Pitkowsky             Senior Vice President, Chief Financial Officer,               September 13, 2005
  ------------------------------------     Treasurer and Secretary (Principal Financial Officer)
            Murray Pitkowsky


           /s/ Fred Adelman               Vice President; Chief Accounting Officer; Corporate           September 13, 2005
  ------------------------------------     Controller, Accounting (Principal Accounting Officer)
              Fred Adelman


           /s/ Alan Abramson              Director                                                      September 13, 2005
  ------------------------------------
             Alan Abramson


         /s/ David Altschiller            Director                                                      September 13, 2005
  ------------------------------------
           David Altschiller


          /s/ James Loughlin              Director                                                      September 13, 2005
  ------------------------------------
             James Loughlin


          /s/ Robert Klatell              Director                                                      September 13, 2005
  ------------------------------------
             Robert Klatell


             /s/ Arno Nash                Director                                                      September 13, 2005
  ------------------------------------
               Arno Nash

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Datascope Corp.
Montvale, New Jersey

   We have audited the accompanying consolidated balance sheets of Datascope Corp. and subsidiaries (the "Company") as of June 30, 2005 and 2004 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at
Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated September 13, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


Deloitte & Touche LLP


Parsippany, New Jersey
September 13, 2005

                        DATASCOPE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 JUNE 30,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------
                          ASSETS
Current Assets:
 Cash and cash equivalents ..............................   $ 12,188   $  8,123
 Short-term investments .................................     30,384     16,013
 Accounts receivable less allowance for doubtful
   accounts of $2,279 and $2,414.........................     74,145     70,603
 Inventories ............................................     54,626     52,858
 Prepaid income taxes ...................................        645     10,042
 Prepaid expenses and other current assets ..............     11,157      8,529
 Current deferred taxes .................................      5,294      6,500
                                                            --------   --------
    Total Current Assets ................................    188,439    172,668
Property, Plant and Equipment, net ......................     87,648     88,915
Long-term Investments ...................................     22,813     52,223
Intangible Assets .......................................     24,973     23,748
Other Assets ............................................     33,209     30,781
                                                            --------   --------
                                                            $357,082   $368,335
                                                            ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable .......................................   $ 18,850   $ 16,982
 Accrued expenses .......................................     17,319     15,790
 Accrued compensation ...................................     15,335     15,840
 Short-term debt ........................................      4,000         --
 Deferred revenue .......................................      3,975      4,188
                                                            --------   --------
    Total Current Liabilities ...........................     59,479     52,800
Other Liabilities .......................................     31,738     22,965
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, par value $1.00 per share:
   Authorized 5,000 shares; Issued, none.................         --         --
 Common stock, par value $.01 per share:
   Authorized, 45,000 shares;
   Issued, 18,256 and 18,044 shares......................        183        180
 Additional paid-in capital .............................     88,773     81,571
 Treasury stock at cost, 3,460 and 3,254 shares .........   (105,175)   (97,177)
 Retained earnings ......................................    292,524    311,643
 Accumulated other comprehensive loss:
   Cumulative translation adjustments....................     (2,713)    (2,502)
   Minimum pension liability adjustments.................     (7,503)      (619)
   Unrealized loss on available-for-sale securities......       (224)      (526)
                                                            --------   --------
    Total Stockholders' Equity ..........................    265,865    292,570
                                                            --------   --------
                                                            $357,082   $368,335
                                                            ========   ========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                          YEAR ENDED JUNE 30,
                                                                                                    -------------------------------
                                                                                                      2005        2004       2003
                                                                                                    --------    --------   --------
Net Sales.......................................................................................    $352,700    $343,300   $328,300
                                                                                                    --------    --------   --------
Costs and Expenses:
 Cost of sales..................................................................................     147,256     140,481    138,153
 Research and development expenses..............................................................      36,214      32,465     29,034
 Selling, general and administrative expenses...................................................     141,915     137,635    130,987
 Special charges................................................................................       8,074          --         --
 Gain on legal settlement.......................................................................          --          --     (3,028)
                                                                                                    --------    --------   --------
                                                                                                     333,459     310,581    295,146
                                                                                                    --------    --------   --------
Operating Earnings..............................................................................      19,241      32,719     33,154
Other (Income) Expense:
 Interest income................................................................................      (2,231)     (1,822)    (1,607)
 Interest expense...............................................................................         304          26         25
 Other, net.....................................................................................         514         361        234
                                                                                                    --------    --------   --------
                                                                                                      (1,413)     (1,435)    (1,348)
                                                                                                    --------    --------   --------
Earnings Before Income Taxes....................................................................      20,654      34,154     34,502
Income Taxes....................................................................................       6,008      10,246     11,203
                                                                                                    --------    --------   --------
Net Earnings....................................................................................    $ 14,646    $ 23,908   $ 23,299
                                                                                                    ========    ========   ========
Earnings Per Share, Basic.......................................................................    $   0.99    $   1.62   $   1.58
                                                                                                    ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Basic.....................................      14,795      14,782     14,774
                                                                                                    ========    ========   ========
Earnings Per Share, Diluted.....................................................................    $   0.97    $   1.58   $   1.57
                                                                                                    ========    ========   ========
Weighted Average Number of Common Shares Outstanding, Diluted...................................      15,124      15,121     14,850
                                                                                                    ========    ========   ========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              COMMON STOCK                     TREASURY STOCK                  ACCUMULATED
                                              --------------   ADDITIONAL    ------------------                   OTHER
                                                        PAR      PAID-IN                           RETAINED   COMPREHENSIVE
                                             SHARES    VALUE     CAPITAL     SHARES      COST      EARNINGS        LOSS
                                             ------    -----   ----------    ------   ---------    --------   -------------
Balance, June 30, 2002 ...................   17,724    $177      $72,542     (2,946)  $ (86,484)   $272,570      $ (7,827)
Net earnings .............................                                                           23,299
Minimum pension liability adjustments,
  net of tax of $1,988....................                                                                         (2,876)
Foreign currency translation .............                                                                          3,392
Total comprehensive income ...............
Stock option transactions ................       26       1          885                   (179)
Tax benefit relating to exercise of stock
  options.................................                            71
Cancellation of treasury stock ...........                          (179)                   179
Treasury shares acquired under repurchase
  programs................................                                      (35)       (939)
Cash dividends declared on common stock
  ($0.20 per share).......................                                                           (2,957)
                                             ------    ----      -------     ------   ---------    --------      --------
Balance, June 30, 2003 ...................   17,750     178       73,319     (2,981)    (87,423)    292,912        (7,311)
Net earnings .............................                                                           23,908
Minimum pension liability
 adjustments, net of tax of ($1,559) .....                                                                          2,257
Foreign currency translation .............                                                                          1,933
Unrealized loss on available-for-sale
  securities, net of tax of $196..........                                                                           (526)
Total comprehensive income ...............
Stock option transactions ................      294       2        7,860                   (452)
Tax benefit relating to exercise of stock
  options.................................                           844
Cancellation of treasury stock ...........                          (452)                   452
Treasury shares acquired under repurchase
  programs................................                                     (273)     (9,754)
Cash dividends declared on common stock
  ($0.35 per share).......................                                                           (5,177)
                                             ------    ----      -------     ------   ---------    --------      --------
Balance, June 30, 2004 ...................   18,044     180       81,571     (3,254)    (97,177)    311,643        (3,647)
Net earnings .............................                                                           14,646
Minimum pension liability adjustments,
  net of tax of $4,754....................                                                                         (6,884)
Foreign currency translation .............                                                                           (211)
Unrealized gain on available-for-sale
  securities, net of tax of ($97).........                                                                            302
Total comprehensive income ...............
Stock option transactions ................      212       3        6,032                   (636)
Tax benefit relating to exercise of stock
  options.................................                         1,806
Cancellation of treasury stock ...........                          (636)                   636
Treasury shares acquired under repurchase
  programs................................                                     (206)     (7,998)
Cash dividends declared on common stock
  ($2.28 per share).......................                                                          (33,765)
                                             ------    ----      -------     ------   ---------    --------      --------
Balance, June 30, 2005 ...................   18,256    $183      $88,773     (3,460)  $(105,175)   $292,524      $(10,440)
                                             ======    ====      =======     ======   =========    ========      ========


                                               TOTAL
                                             --------
Balance, June 30, 2002 ...................   $250,978
Net earnings .............................     23,299
Minimum pension liability adjustments,
  net of tax of $1,988....................     (2,876)
Foreign currency translation .............      3,392
                                             --------
Total comprehensive income ...............     23,815
                                             --------
Stock option transactions ................        707
Tax benefit relating to exercise of stock
  options.................................         71
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................       (939)
Cash dividends declared on common stock
  ($0.20 per share).......................     (2,957)
                                             --------
Balance, June 30, 2003 ...................    271,675
Net earnings .............................     23,908
Minimum pension liability
 adjustments, net of tax of ($1,559) .....      2,257
Foreign currency translation .............      1,933
Unrealized loss on available-for-sale
  securities, net of tax of $196..........       (526)
                                             --------
Total comprehensive income ...............     27,572
                                             --------
Stock option transactions ................      7,410
Tax benefit relating to exercise of stock
  options.................................        844
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................     (9,754)
Cash dividends declared on common stock
  ($0.35 per share).......................     (5,177)
                                             --------
Balance, June 30, 2004 ...................    292,570
Net earnings .............................     14,646
Minimum pension liability adjustments,
  net of tax of $4,754....................     (6,884)
Foreign currency translation .............       (211)
Unrealized gain on available-for-sale
  securities, net of tax of ($97).........        302
                                             --------
Total comprehensive income ...............      7,853
                                             --------
Stock option transactions ................      5,399
Tax benefit relating to exercise of stock
  options.................................      1,806
Cancellation of treasury stock ...........         --
Treasury shares acquired under repurchase
  programs................................     (7,998)
Cash dividends declared on common stock
  ($2.28 per share).......................    (33,765)
                                             --------
Balance, June 30, 2005 ...................   $265,865
                                             ========


                 See notes to consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                          YEAR ENDED JUNE 30,
                                                                                                    -------------------------------
                                                                                                      2005        2004       2003
                                                                                                    --------    --------   --------
OPERATING ACTIVITIES:
 Net Earnings...................................................................................    $ 14,646    $ 23,908   $ 23,299
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation.................................................................................      15,089      14,577     14,219
   Amortization.................................................................................       4,508       3,148      2,189
   Provision for supplemental pension...........................................................       1,082       1,115        733
   Provision for losses on accounts receivable..................................................         390         790      1,118
   Provision for inventory obsolescence.........................................................       3,619       2,187      2,640
   Cash surrender value of officers life insurance..............................................        (340)       (412)      (451)
   Deferred income tax (benefit)................................................................        (444)      2,263       (479)
   Tax benefit relating to stock options exercised..............................................       1,806         844         71
   Special charges asset write-offs.............................................................       6,315          --         --
 Changes in assets and liabilities
   Accounts receivable..........................................................................      (4,132)      3,605      7,132
   Inventories..................................................................................     (14,637)    (11,256)    (6,263)
   Prepaid expenses and other assets............................................................       7,006      (7,037)     1,194
   Accounts payable.............................................................................       1,888       3,724     (2,376)
   Accrued and other liabilities................................................................          98       1,171     (2,806)
                                                                                                    --------    --------   --------
 Net cash provided by operating activities......................................................      36,894      38,627     40,220
                                                                                                    --------    --------   --------
INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.....................................................      (6,678)     (6,827)    (4,644)
 Purchases of investments.......................................................................     (28,625)    (73,699)   (54,100)
 Maturities of investments......................................................................      20,962      69,446     35,737
 Sales of investments...........................................................................      20,901          --         --
 Capitalized software...........................................................................      (5,907)     (5,343)    (4,806)
 Purchased technology and licenses..............................................................      (2,843)    (15,206)    (2,133)
 Equity investments and other...................................................................       1,099      (1,789)      (899)
                                                                                                    --------    --------   --------
 Net cash used in investing activities..........................................................      (1,091)    (33,418)   (30,845)
                                                                                                    --------    --------   --------
FINANCING ACTIVITIES:
 Short-term borrowings..........................................................................      10,000          --         --
 Repayments of short-term borrowings............................................................      (6,000)         --         --
 Treasury shares acquired under repurchase programs.............................................      (7,998)     (9,754)      (939)
 Exercise of stock options......................................................................       5,399       7,410        707
 Cash dividends paid............................................................................     (33,468)     (5,177)    (2,957)
                                                                                                    --------    --------   --------
 Net cash used in financing activities..........................................................     (32,067)     (7,521)    (3,189)
                                                                                                    --------    --------   --------
 Effect of exchange rates on cash...............................................................         329        (137)    (1,162)
                                                                                                    --------    --------   --------
Increase in cash and cash equivalents...........................................................       4,065      (2,449)     5,024
Cash and cash equivalents, beginning of year....................................................       8,123      10,572      5,548
                                                                                                    --------    --------   --------
Cash and cash equivalents, end of year..........................................................    $ 12,188    $  8,123   $ 10,572
                                                                                                    ========    ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest.....................................................................................    $    204    $     26   $     25
                                                                                                    --------    --------   --------
   Income taxes paid............................................................................    $ 10,669    $ 14,527   $ 13,974
                                                                                                    --------    --------   --------
   Income taxes refunded........................................................................    $ 10,004    $  3,862   $    155
                                                                                                    --------    --------   --------
 Non-cash investing and financing activities:
   Net transfers of inventory to fixed assets for use as demonstration equipment................    $  9,509    $  6,314   $  8,566
                                                                                                    --------    --------   --------
   Net present value of guaranteed milestone payments accrued on X-Site purchase................    $     82    $  2,179   $     --
                                                                                                    --------    --------   --------
   Cancellation of treasury stock...............................................................    $    636    $    452   $    179
                                                                                                    --------    --------   --------
   Sale of land/escrow receivable...............................................................    $  1,471    $     --   $     --
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

 Principles of Consolidation

   The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the "Company," which may be referred to as our, us or we). All significant intercompany balances and transactions have been eliminated. The presentation of certain prior year information has been reclassified to conform with the current year presentation.

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

 Cash and Cash Equivalents

   Cash and cash equivalents consist primarily of highly liquid investments which have maturities when purchased of less than 90 days. We maintain overdraft facilities with certain banks. Book overdraft positions at the end of each reporting period are reclassified to accounts payable within the consolidated balance sheet.

 Investments

   Investments in debt securities are classified as available-for-sale and are reported at fair market value based on quoted market prices. Unrealized gains and losses, net of taxes, are reported as a component of stockholders' equity. On an ongoing basis we evaluate our investments to determine if a decline in fair value is other-than-temporary. Realized gains and losses on investments are included in other income, net. All other investments are initially recorded at cost and charged against income when a decline in the fair market value of an individual security is determined to be other-than-temporary.

                       DATASCOPE CORP. AND SUBSIDIARIES

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

 Inventories

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

 Other Assets

   a. Capitalized Software Development--In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and included in Other Assets. Capitalized software amortization is the greater of the ratio of current revenues for a product to the total of current and anticipated future gross revenues for that product or on a straight-line basis over the remaining estimated economic life of the product, including the current reporting period (not to exceed five years).

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

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

      remaining estimated economic life of the software, not to exceed 5 years. Costs become amortizable as functionality of the computer software is achieved.

 Intangible Assets

   a. Purchased Technology and Licenses--We capitalize payments for purchased technology and licenses when it is considered probable that the product will be brought to market in the near future and the profitability is such that it can support recovery of the investment. Satisfaction of the above conditions requires that there be no significant uncertainty about attaining marketability and the remaining open issues necessary to have a saleable product are reasonably predictable. Purchased technology and licenses are amortized on a straight-line basis over the remaining estimated economic life of the product, generally 5 to 16 years.

   b. Goodwill--Represents the excess of cost over the fair value of net assets acquired. The Company discontinued amortizing goodwill in fiscal 2002 in accordance with SFAS No. 142. On an annual basis, or when management determines that the carrying value of an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment, the Company calculates and compares the fair value of the indefinite-lived intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. There was no impairment of goodwill based on our testing and analysis.

 Revenue Recognition

   We recognize revenue and all related costs, including warranty costs, when persuasive evidence of an arrangement exists, title and risk of loss passes to the customer and collectibility of the fixed sales price is probable. For products shipped FOB shipping point, revenue is recognized when they leave our premises. For products shipped FOB destination, revenue is recognized when they reach the customer. For certain products where we maintain consigned inventory at customer locations, revenue is recognized at the time we are notified that the product has been used by the customer. We record estimated sales returns as a reduction of net sales in the same period that the related revenue is recognized. Historical experience is used to estimate an accrual for future returns relating to recorded sales, as well as estimated warranty costs. Revenue for service repairs of equipment is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract. For certain products, revenue is recognized individually for delivered components when undelivered components, such as installation, are not essential to their functionality. Post shipment obligations for training commitments are considered perfunctory, and sales are recognized when delivered with provision for incremental costs.

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

                       DATASCOPE CORP. AND SUBSIDIARIES

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

   In accordance with SFAS No. 123, and as amended by SFAS No. 148, the fair value of option grants is estimated on the date of grant using an option-pricing model. Had the fair value method of accounting been applied to our stock option plans, pro forma net earnings and earnings per share would have been reported as the following pro forma amounts:

                                                                                                      YEAR ENDED JUNE 30,
                                                                                                 ----------------------------
                                                                                                   2005      2004       2003
                                                                                                 -------    -------   -------
      Net earnings--as reported ..............................................................   $14,646    $23,908   $23,299
      Add: Total stock-based employee compensation expense included in determination of net
       earnings as reported ..................................................................        --         --        --
      Deduct: Total stock-based employee compensation expense determined under fair value
       based method for all awards, net of related tax effects ...............................    (7,362)    (3,446)   (3,475)
                                                                                                 -------    -------   -------
      Net earnings--pro forma ................................................................   $ 7,284    $20,462   $19,824
                                                                                                 =======    =======   =======
      Earnings per share:
       Basic--as reported ....................................................................   $  0.99    $  1.62   $  1.58
                                                                                                 =======    =======   =======
       Basic--pro forma ......................................................................   $  0.49    $  1.38   $  1.34
                                                                                                 =======    =======   =======
       Diluted--as reported ..................................................................   $  0.97    $  1.58   $  1.57
                                                                                                 =======    =======   =======
       Diluted--pro forma ....................................................................   $  0.48    $  1.35   $  1.33
                                                                                                 =======    =======   =======


   These pro forma amounts may not be representative of the effects on net earnings in future years since options generally vest over several years and additional awards may be made each year.

   The fair values of option grants were determined using the Black-Scholes option-pricing model with the following assumptions:


                                                     YEAR ENDED JUNE 30,
                                             ----------------------------------
                                                2005        2004         2003
                                             ---------    ---------   ---------
      Dividend yield .....................        0.83%        0.59%       0.71%
      Volatility .........................          30%          32%         34%
      Risk-free interest rate ............        3.63%        3.94%       2.50%
      Expected life ......................   5.3 Years    5.2 Years   5.2 Years


   We awarded fully vested, nonqualified stock options to eligible employees as part of our annual stock option award, during the fourth quarter of fiscal year 2005. Due to the immediate vesting provisions, this one-time award resulted in increased pro forma compensation expense for the fiscal year ended June 30, 2005.

   On May 17, 2005, the Board of Directors approved the accelerated vesting of all stock options outstanding under the Company's Amended and Restated 1995 Stock Option Plan that had exercise prices per share higher than $28.52, the average of the high and low sales price of our stock on May 17, 2005. Options to purchase approximately 769 thousand shares of our common stock became exercisable immediately, subject to an exercise price threshold requirement.

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Recent Accounting Pronouncements

   In June 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of Statement 154 is not expected to have a material impact on our consolidated financial statements.

   In December 2004, the FASB issued Statement No. 123R (revised 2004) "Share-Based Payment," (Statement 123R) that will require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair value method as defined in Statement 123. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard will be adopted by the Company effective July 1, 2005 using the modified prospective method. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, will be recognized as service is rendered after the effective date. As permitted by Statement 123, we currently account for share-based payments to employees in accordance with Accounting Principles Board Opinion No. 25 and do not recognize compensation cost for employee stock options. The impact of adopting Statement 123R on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure pro forma earnings and earnings per share in footnote 1 to our consolidated financial statements.

   In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29." This Statement addresses the measurement of exchanges of nonmonetary assets, eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replacing it with an exception for exchanges that do not have commercial substance. This Statement, which is to be applied prospectively, is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of Statement 153 is not expected to have a material impact on the Company's consolidated financial statements.

   In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004," and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No.
109. We completed our evaluation and our Board of Directors approved a plan to repatriate approximately $30 million in foreign earnings. We recorded additional income tax expense of $2.0 million in the fourth quarter of fiscal 2005 for the repatriation.

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   In November 2004, the FASB issued Statement No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4." The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. Statement 151 is effective for the Company in fiscal 2006. The adoption of Statement 151 is not expected to have a material impact on our consolidated financial statements.

   In November 2003 and March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. In September 2004, the adoption date of the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of Issue No. 03-1. The disclosures prescribed by Issue No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

2. FINANCIAL INSTRUMENTS AND INVESTMENTS

   The fair value of accounts receivable, accounts payable and short-term debt approximate their carrying value because of their short maturity. Our short- and long-term marketable investments are primarily held in U.S. Treasury Securities and AAA-Rated Corporate Notes. Fair values of short- and long-term investments are based upon quoted market prices, including accrued interest.

   Effective June 30, 2004, we reclassified our investment portfolio from held-to-maturity to available-for-sale, excluding the preferred stock investments, based on business and financial plans. Investments in preferred stock are accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or carried at cost, as appropriate. Our preferred stock investments are in privately held companies for which fair value is not readily determinable. We have reviewed these investments for impairment and concluded that there was impairment of one of our preferred stock investments of $2.0 million which we wrote off at the end of fiscal 2005. (See footnote 14.)

   As of June 30, 2005, investments were classified as follows:


                                                         GROSS
                                                      UNREALIZED
                                                     --------------
SHORT TERM
------------                               COST     GAINS    LOSSES   FAIR VALUE
                                         -------    -----    ------   ----------
U.S. Treasury Securities .............   $30,619     $ 88     $323      $30,384
                                         =======     ====     ====      =======
LONG TERM
----------
U.S. Treasury Securities .............   $15,829     $227     $478      $15,578
AAA--Rated Corporate Notes ...........     2,071      164       --        2,235
Preferred Stock ......................     5,000       --       --        5,000
                                         -------     ----     ----      -------
 Long-term total .....................   $22,900     $391     $478      $22,813
                                         =======     ====     ====      =======
 Totals ..............................   $53,519     $479     $801      $53,197
                                         =======     ====     ====      =======

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. FINANCIAL INSTRUMENTS AND INVESTMENTS--(CONTINUED)

   As of June 30, 2004, investments were classified as follows:


                                                         GROSS
                                                      UNREALIZED
                                                     --------------
SHORT TERM
------------                               COST     GAINS    LOSSES   FAIR VALUE
                                         -------    -----    ------   ----------
U.S. Treasury Securities .............   $16,004     $ 19    $   10     $16,013
                                         =======     ====    ======     =======
LONG TERM
----------
U.S. Treasury Securities .............   $43,870     $290    $1,165     $42,995
AAA--Rated Corporate Notes ...........     2,084      144        --       2,228
Preferred Stock ......................     7,000       --        --       7,000
                                         -------     ----    ------     -------
 Long-term total .....................   $52,954     $434    $1,165     $52,223
                                         =======     ====    ======     =======
 Totals ..............................   $68,958     $453    $1,175     $68,236
                                         =======     ====    ======     =======

   We had 16 securities with a fair market value of $21.2 million and unrealized losses of $775 thousand at June 30, 2005 that had a continuous loss position for more than 12 months. We had 8 securities with a fair market value of $7.1 million and unrealized losses of $26 thousand at June 30, 2005 that had a continuous loss position for less than 12 months. Unrealized losses from these investments are primarily attributable to interest rate changes. We have determined that the gross unrealized losses on our investment securities at June 30, 2005 are temporary in nature. We review our investments for indications of possible impairment. Factors considered in determining whether a loss is tempoary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

   Realized losses of $47 thousand on the sale of $20.9 million of investments in fiscal 2005 were determined based on the specific identification method. The change in unrealized gain or loss on available-for-sale securities that has been included in the separate component of stockholders' equity was a gain of $446 thousand in fiscal 2005.

   Contractual maturities of debt securities as of June 30, 2005 are as follows:


      AVAILABLE-FOR-SALE                                          FAIR VALUE
      ------------------                                          ----------
      Due within one year (a).................................     $30,384
      Due after one year through five years...................      12,353
      Due after five years through ten years..................       5,460
                                                                   -------
                                                                   $48,197
                                                                   =======

---------------
(a) Includes classification of $28.9 million of marketable securities held in Europe as short-term because they will be repatriated to the U.S. under the approved tax repatriation program in fiscal 2006.

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

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. FINANCIAL INSTRUMENTS AND INVESTMENTS--(CONTINUED)

   We recorded net gains related to these contracts of $0.2 million in 2005 and net losses of $0.5 million and $1.6 million in 2004 and 2003, respectively. These amounts, included within Other, net, in our consolidated statements of earnings, consist of gains and losses from contracts settled during fiscal years 2005, 2004 and 2003 as well as contracts outstanding at June 30, 2005, 2004 and 2003 that are recorded at fair value.

   As of June 30, 2005, we had a notional amount of $11.0 million of foreign currency forward exchange contracts outstanding, all of which were in Euros and British Pounds. The foreign currency forward exchange contracts generally have maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The foreign currency forward exchange contracts are with large international financial institutions.

   None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2005, 2004 and 2003.

 Concentration of Credit Risk

   Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers' financial condition are performed. We maintain reserves for potential credit losses and these losses have not exceeded our expectations.

3. INVENTORIES, NET

                                                                         JUNE 30,
                                                                    ------------------
                                                                      2005      2004
                                                                    -------    -------
      Materials .................................................   $22,049    $21,480
      Work in process ...........................................    11,097     10,650
      Finished goods ............................................    21,480     20,728
                                                                    -------    -------
                                                                    $54,626    $52,858
                                                                    =======    =======


4. PROPERTY, PLANT AND EQUIPMENT

                                                                        JUNE 30,
                                                                   -------------------
                                                                    2005        2004
                                                                  --------    --------
      Land ....................................................   $  9,248    $ 10,706
      Buildings ...............................................     55,234      54,554
      Machinery, furniture and equipment ......................    105,157      97,825
      Leasehold improvements ..................................        436         438
                                                                  --------    --------
                                                                   170,075     163,523
      Less accumulated depreciation and amortization ..........     82,427      74,608
                                                                  --------    --------
                                                                  $ 87,648    $ 88,915
                                                                  ========    ========


   Depreciation expense was $15.1 million in 2005, $14.6 million in 2004 and $14.2 million in 2003. We estimate the useful life of machinery and equipment at 3 to 5 years, furniture at 8 years and buildings at 40 years.

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. ACQUIRED INTANGIBLE ASSETS

                                                                         JUNE 30,
                                                                     -----------------
                                                                      2005      2004
                                                                    -------    -------
      Purchased technology and licenses, gross ..................   $21,482    $19,889
      Accumulated amortization ..................................      (574)      (206)
                                                                    -------    -------
      Purchased technology and licenses, net ....................   $20,908    $19,683
                                                                    =======    =======


   Amortization expense for the fiscal years ended June 30, 2005 and 2004 was $368 thousand and $141 thousand, respectively.

   The balances in purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture based vascular closure device and the ProLumen thrombectomy device, purchased from Rex Medical LP. In fiscal 2005 we purchased a license for the manufacture of our Anestar anesthesia delivery systems. Further details on our purchased technology and licenses are shown below.

 Anestar License

   In the second quarter of fiscal 2005, we acquired a license for the rights to manufacture our Anestar and Anestar S anesthesia delivery systems from a German company that had previously supplied the systems to us on an OEM basis. These anesthesia delivery systems are now manufactured at our facility in Mahwah, New Jersey. The license agreement increases our ability to enhance the current anesthesia delivery systems, develop future generations of anesthesia systems and improve our competitive position in the anesthesia delivery market as well as the market for patient monitors dedicated to the operating room environment. The purchase price for the license of $2.4 million will be amortized over its estimated useful life of 5 years.

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

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. ACQUIRED INTANGIBLE ASSETS--(CONTINUED)

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
                                                                        =======


 ProLumen Technology Acquisition

   In May 2003, we acquired technology from Rex Medical LP, for the ProLumen thrombectomy device. With the launch of the ProLumen in March 2004 we entered the dialysis access market. Thrombectomy is the process of removing blood clots from blocked dialysis access sites. Thrombectomy procedures are performed primarily by interventional radiologists in the U.S., a current and well-established sales call point for our Interventional Products division. Through June 30, 2005, we paid $5.0 million in cash ($3.0 million in fiscal 2004 and $2.0 million in fiscal 2003) based on achieving certain milestones. The technology transfer agreement also requires us to pay additional contingent payments, which would be triggered by the achievement of sales performance levels not currently estimable. The payments made for the ProLumen technology were recorded as purchased technology and will be amortized over approximately 16 years based on the remaining legal life of the underlying technology.

   At June 30, 2005, estimated future amortization expense of intangible assets subject to amortization is as follows: $1.5 million, $1.9 million, $2.1 million, $2.3 million and $2.6 million for fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.

 Goodwill

   Goodwill as of June 30, 2005 and 2004 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the fiscal year ended June 30, 2005. The Company's annual impairment test is performed during the fourth quarter of its fiscal year. There has been no impairment of goodwill based on appropriate testing and analysis performed since the initial test for impairment in the fourth quarter of fiscal 2002.

   Of the $4.1 million in net goodwill, $1.8 million is included in the Interventional Products / Vascular Grafts segment and the remaining $2.3 million is in Corporate and Other.

6. OTHER ASSETS

                                                                         JUNE 30,
                                                                     -----------------
                                                                      2005      2004
                                                                    -------    -------
      Capitalized software, net of accumulated amortization of
       $11,506 and $7,366 .......................................   $17,897    $16,129
      Cash surrender value of officers' life insurance ..........    11,421     10,994
      Non-current deferred tax assets ...........................     2,884         --
      Equity investments (see footnote 14) ......................        --      2,215
      Other non-current assets ..................................     1,007      1,443
                                                                    -------    -------
                                                                    $33,209    $30,781
                                                                    =======    =======


   Amortization of capitalized software costs was $4.1 million in fiscal 2005, $3.0 million in fiscal 2004 and $2.2 million in fiscal 2003.

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. INCOME TAXES

   Income taxes are based on earnings before income taxes reported for financial statement purposes. The components of earnings before income taxes are:

                                                                                                      YEAR ENDED JUNE 30,
                                                                                                 ----------------------------
                                                                                                   2005      2004       2003
                                                                                                 -------    -------   -------
      U.S. ...................................................................................   $12,403    $28,903   $28,138
      International ..........................................................................     8,251      5,251     6,364
                                                                                                 -------    -------   -------
      Earnings before income taxes ...........................................................   $20,654    $34,154   $34,502
                                                                                                 =======    =======   =======

                                                                                                      YEAR ENDED JUNE 30,
                                                                                                  ---------------------------
                                                                                                   2005      2004       2003
                                                                                                  ------    -------   -------
      Taxes currently payable:
       Federal ................................................................................   $3,329    $ 5,262   $ 8,566
       State ..................................................................................    1,981      1,609     2,069
       Foreign ................................................................................    1,142      1,112     1,047
                                                                                                  ------    -------   -------
         Total current.........................................................................    6,452      7,983    11,682
                                                                                                  ------    -------   -------
      Deferred income taxes:
       Federal ................................................................................     (166)     1,692       (72)
       State ..................................................................................     (392)       556      (199)
       Foreign ................................................................................      114         15      (208)
                                                                                                  ------    -------   -------
         Total deferred........................................................................     (444)     2,263      (479)
                                                                                                  ------    -------   -------
         Total income taxes....................................................................   $6,008    $10,246   $11,203
                                                                                                  ======    =======   =======


   Amounts are reflected in the preceding table based on the location of the taxing authorities.

   Included in the change in deferred tax assets (liabilities) are certain items that have been recorded as components of accumulated other comprehensive loss. These amounts were a $4.7 million increase in deferred tax assets in fiscal 2005, a $1.4 million decrease in 2004 and a $2.0 million increase in 2003.

   The American Jobs Creation Act of 2004 permits U.S. corporations to repatriate earnings of foreign subsidiaries at a special one-time favorable effective tax rate versus 35% before consideration of foreign taxes paid. We determined that we will repatriate approximately $30.0 million under this legislation, and accordingly recorded a current deferred tax liability of $2.0 million for federal and state taxes attributable to the repatriation of earnings at June 30, 2005. The cumulative amount of undistributed foreign earnings at June 30, 2005 was $64.1 million. No U.S. tax expense has been recorded to cover the undistributed portion not intended for repatriation ($34.1 million) because we intend to continue to reinvest our undistributed foreign earnings in our overseas operations.

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. INCOME TAXES--(CONTINUED)

   Reconciliation of the U.S. statutory income tax rate to our effective tax rate is shown below:

                                                                                         YEAR ENDED JUNE 30,
                                                                  -----------------------------------------------------------------
                                                                         2005                   2004                   2003
                                                                  -------------------    -------------------    -------------------
                                                                            EFFECTIVE              EFFECTIVE              EFFECTIVE
                                                                  AMOUNT      RATE       AMOUNT       RATE      AMOUNT       RATE
                                                                 -------    ---------   -------    ---------    -------   ---------
Tax computed at federal statutory rate .......................   $ 7,229      35.0%     $11,954       35.0%     $12,076      35.0%
(Decrease) increase resulting from:
 Benefit from extraterritorial
   income exclusion...........................................    (1,765)     (8.5)      (1,795)      (5.3)      (1,415)     (4.1)
 State income taxes, net of federal
   income tax benefit.........................................     1,033       5.0        1,407        4.1        1,346       3.9
 Rate differential on foreign income .........................    (1,633)     (7.9)        (710)      (2.1)      (1,109)     (3.2)
 Research and development credit, net ........................      (845)     (4.1)        (592)      (1.7)        (166)     (0.5)
 Repatriation of foreign earnings ............................     2,017       9.8           --         --           --        --
 Other .......................................................       (28)     (0.2)         (18)        --          471       1.4
                                                                 -------      ----      -------       ----      -------      ----
   Total income taxes.........................................   $ 6,008      29.1%     $10,246       30.0%     $11,203      32.5%
                                                                 =======      ====      =======       ====      =======      ====


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

   The tax effects of the major items recorded as deferred income tax assets and liabilities are:

                                                                         JUNE 30,
                                                                     -----------------
                                                                      2005      2004
                                                                    -------    -------
      DEFERRED INCOME TAX ASSETS
       --------------------------
       Inventories ..............................................   $ 4,948    $ 4,447
       Accounts receivable ......................................       567        600
       Warranty .................................................       636        732
       Foreign and state tax credits ............................     1,973      1,607
       Unrealized foreign exchange losses .......................        --        245
       Supplemental pension .....................................     6,064      5,649
       Tax loss carryforwards ...................................     2,326      1,558
       Minimum pension liability ................................     5,183        429
       Asset writedowns .........................................     1,793         --
       Other ....................................................       237         39
                                                                    -------    -------
         Total...................................................   $23,727    $15,306
                                                                    =======    =======

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. INCOME TAXES--(CONTINUED)

                                                                         JUNE 30,
                                                                     -----------------
                                                                      2005      2004
                                                                    -------    -------
      DEFERRED INCOME TAX LIABILITIES
       -------------------------------
       Accelerated depreciation .................................   $ 9,782    $ 9,347
       Unrealized foreign exchange losses .......................       120         --
       Unremitted earnings of foreign subsidiaries ..............     2,017         --
       State income taxes .......................................       301        732
                                                                    -------    -------
         Total...................................................    12,220     10,079
                                                                    -------    -------
       Net deferred income tax assets ...........................    11,507      5,227
       Less: Valuation allowance ................................    (3,284)    (2,149)
                                                                    -------    -------
         Total...................................................   $ 8,223    $ 3,078
                                                                    =======    =======


   At June 30, 2005, we had total net operating loss carryforwards of $2.3 million ($0.2 million foreign and $2.1 million state tax net operating loss carryforwards). Benefits of $0.1 million from foreign tax loss carryforwards expire in 2010 and $0.1 million may be carried forward indefinitely. The benefits from state tax carryforwards expire during the period 2006 through 2024. We also had foreign and state tax credit carryforwards of $2.0 million as of June 30, 2005, of which $1.9 million was for credit carryforwards of state research and development tax credits. The benefits of the state credits expire during the periods 2018 through 2020.

   We establish a valuation allowance for deferred tax assets when the amount of expected future taxable income is not more likely than not able to support the use of the deduction or credit. We recorded a valuation allowance at June 30, 2005 and 2004 of $3.3 million and $2.1 million, respectively, against the foreign and state tax carryforwards and a portion of the state tax credits. The valuation allowance reduces the deferred tax asset to our best estimate of net deferred assets which more likely than not will be realized.

   The valuation allowance increased by $1.2 million during fiscal 2005, due to the net increase in foreign and state tax loss carryforwards and the portion of state tax credits that are more likely than not to expire before utilization.

   The valuation allowance increased by $379 thousand and $480 thousand during fiscal 2004 and 2003, respectively, due to the net increase in foreign and state tax loss carryforwards, and the portion of state tax credits that are more likely than not to expire before utilization.

8. OTHER LIABILITIES

                                                                         JUNE 30,
                                                                     -----------------
                                                                      2005      2004
                                                                    -------    -------
      Supplemental pension payable ..............................   $15,009    $13,993
      Minimum pension liability .................................    12,938      1,303
      X-Site guaranteed minimum payments ........................     1,761      1,701
      Non-current deferred income ...............................       729      1,034
      Non-current deferred taxes ................................        --      3,422
      Other non-current liabilities .............................     1,301      1,512
                                                                    -------    -------
                                                                    $31,738    $22,965
                                                                    =======    =======

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

   A summary of activity under the stock option plans is as follows:

                                                                                       YEAR ENDED JUNE 30,
                                                               --------------------------------------------------------------------
                                                                       2005                    2004                    2003
                                                               --------------------    --------------------    --------------------
                                                                           WEIGHTED                WEIGHTED                WEIGHTED
                                                                           AVERAGE                  AVERAGE                 AVERAGE
                                                                           EXERCISE                EXERCISE                EXERCISE
                                                                SHARES      PRICE       SHARES       PRICE      SHARES       PRICE
                                                              ---------    --------   ---------    --------    ---------   --------
Outstanding at July 1 .....................................   2,714,357     $31.08    2,833,214     $30.20     2,484,996    $30.92
 Granted ..................................................     367,350      33.82      498,655      33.82       625,750     28.03
 Exercised ................................................    (227,964)     26.40     (306,079)     25.58       (32,182)    20.34
 Canceled .................................................    (376,590)     32.36     (311,433)     32.77      (245,350)    33.30
                                                              ---------               ---------                ---------
Outstanding at June 30 ....................................   2,477,153      31.73    2,714,357      31.08     2,833,214     30.20
                                                              =========               =========                =========
Exercisable at June 30 ....................................   2,444,697     $31.80    1,598,247     $30.91     1,585,722    $29.67
                                                              =========               =========                =========


   At June 30, 2005 there were 3,063,124 shares of common stock reserved for stock options.

   The weighted average fair value of options granted was $11.42 in 2005, $11.74 in 2004 and $9.58 in 2003.

   The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2005.

                                                                                                                  STOCK OPTIONS
                                                                          STOCK OPTIONS OUTSTANDING                EXERCISABLE
                                                                   ----------------------------------------    --------------------
                                                                                   WEIGHTED        WEIGHTED                WEIGHTED
                                                                                    AVERAGE         AVERAGE                 AVERAGE
                                                                                   REMAINING       EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES                                            OPTIONS    CONTRACTUAL LIFE      PRICE      OPTIONS      PRICE
----------------------------------------------------               ---------   ----------------    --------    ---------   --------
$16.50--$28.67.................................................      925,269         6.67           $27.68       892,813    $27.73
$28.80--$35.19.................................................      837,334         7.60           $30.86       837,334    $30.86
$35.22--$41.58.................................................      714,550         6.65           $37.98       714,550    $37.98
                                                                   ---------                                   ---------
                                                                   2,477,153         6.98           $31.73     2,444,697    $31.80
                                                                   =========                                   =========


   On May 17, 2005, the Board of Directors approved the accelerated vesting of all unvested stock options outstanding under the Company's Amended and Restated 1995 Stock Option Plan that had exercise prices per share higher than $28.52, the average of the high and low sales prices of our stock on May 17, 2005. Options to purchase approximately 769 thousand shares of our common stock became exercisable immediately, subject to an exercise price threshold requirement.

   On May 17, 2005, we awarded fully vested, nonqualified stock options to eligible employees as part of our annual stock option award. In the past, stock option awards generally had vesting periods over 4 years.

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. STOCK OWNERSHIP PLANS--(CONTINUED)

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

 Stock Repurchase Programs

   A stock repurchase program for $40 million was announced on May 16, 2001. We acquired 910,000 shares through June 30, 2005 at a cost of $35.2 million.

 Stock Compensation Plan for Non-Employee Directors

   We have a compensation plan for non-employee directors, which became effective in calendar year 1998. Any member of the board of directors who is not an employee or a consultant to us or any of our divisions or subsidiaries will receive an annual retainer (currently $24 thousand) payable in shares of our common stock and an annual grant of options to purchase 5,000 shares of our common stock.

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

   The Interventional Products / Vascular Grafts segment includes vascular sealing devices, which are used to seal arterial puncture wounds to stop bleeding after cardiovascular catheterization procedures, radiology

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. SEGMENT INFORMATION--(CONTINUED)

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

                                                                             CARDIAC     INTERVENTIONAL
                                                                            ASSIST /       PRODUCTS /      CORPORATE
                                                                           MONITORING       VASCULAR          AND
                                                                            PRODUCTS         GRAFTS         OTHER(A)   CONSOLIDATED
                                                                           ----------    --------------    ---------   ------------
YEAR ENDED JUNE 30, 2005
Net sales to external customers ........................................    $288,583        $ 62,538        $ 1,579      $352,700
Operating earnings (loss) (c) ..........................................    $ 37,066        $(15,377)       $(2,448)     $ 19,241
Assets (b) .............................................................    $193,250        $ 98,391        $65,441      $357,082
Long-lived asset expenditures ..........................................    $ 10,843        $  3,480        $ 1,748      $ 16,071
Depreciation and amortization ..........................................    $ 15,454        $  2,906        $ 1,237      $ 19,597
YEAR ENDED JUNE 30, 2004
Net sales to external customers ........................................    $273,751        $ 68,157        $ 1,392      $343,300
Operating earnings (loss) (c) ..........................................    $ 35,391        $ (5,096)       $ 2,424      $ 32,719
Assets (b) .............................................................    $179,768        $101,127        $87,440      $368,335
Long-lived asset expenditures ..........................................    $  6,353        $ 22,481        $ 1,644      $ 30,478
Depreciation and amortization ..........................................    $ 14,250        $  2,384        $ 1,091      $ 17,725
YEAR ENDED JUNE 30, 2003
Net sales to external customers ........................................    $254,941        $ 72,048        $ 1,311      $328,300
Operating earnings (c) .................................................    $ 29,732        $    504        $ 2,918      $ 33,154
Assets (b) .............................................................    $183,259        $ 71,256        $84,317      $338,832
Long-lived asset expenditures ..........................................    $  5,645        $  5,214        $ 2,259      $ 13,118
Depreciation and amortization ..........................................    $ 13,934        $  1,556        $   918      $ 16,408

---------------
(a) Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other include cash, investments, property, plant and equipment including the corporate headquarters, goodwill and cash surrender value of officers' life insurance. Segment SG&A expenses include fixed corporate G&A charges.
(b) Assets in the Interventional Products / Vascular Grafts segment include goodwill of $1.8 million in 2005, 2004 and 2003. Assets in Corporate and Other include goodwill of $2.3 million in 2005, 2004 and 2003.
(c) Operating earnings for Corporate and Other includes $4.5 million in special charges in fiscal 2005 and the $3 million gain on legal settlement in fiscal 2003. Operating earnings for the Interventional Products / Vascular Grafts segment includes $3.6 million in special charges in fiscal 2005.

   Reconciliation to consolidated earnings before income taxes:

                                                                                                      YEAR ENDED JUNE 30,
                                                                                                 ----------------------------
                                                                                                   2005      2004       2003
                                                                                                 -------    -------   -------
      Consolidated operating earnings ........................................................   $19,241    $32,719   $33,154
      Interest income, net ...................................................................     1,927      1,796     1,582
      Other (expense) income .................................................................      (514)      (361)     (234)
                                                                                                 -------    -------   -------
      Consolidated earnings before taxes .....................................................   $20,654    $34,154   $34,502
                                                                                                 =======    =======   =======

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


10. SEGMENT INFORMATION--(CONTINUED)

   The following table presents net sales by geography based on the location of external customer.

                                                                                                    YEAR ENDED JUNE 30,
                                                                                              -------------------------------
                                                                                                2005        2004       2003
                                                                                              --------    --------   --------
      United States .......................................................................   $219,199    $224,264   $224,054
      Foreign Countries ...................................................................    133,501     119,036    104,246
                                                                                              --------    --------   --------
       Total ..............................................................................   $352,700    $343,300   $328,300
                                                                                              ========    ========   ========

following table presents long-lived assets by geography.

                                                                                                          JUNE 30,
                                                                                              -------------------------------
                                                                                                2005        2004       2003
                                                                                              --------    --------   --------
      United States .......................................................................   $129,396    $132,319   $113,363
      Foreign Countries ...................................................................     13,549      11,125     10,427
                                                                                              --------    --------   --------
       Total ..............................................................................   $142,945    $143,444   $123,790
                                                                                              ========    ========   ========


11. RETIREMENT BENEFIT PLANS

   We have various retirement benefit plans covering substantially all U.S. and international employees. Total expense for the domestic and international retirement plans was $5.9 million in 2005, $6.4 million in 2004 and $5.2 million in 2003. Below is a further description of our retirement benefit plans.

 Defined Benefit Plans--U.S. and International

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

   A summary of Mr. Saper's SERP, as amended, is as follows:

   o Mr. Saper is entitled to receive a lifetime pension of up to 60% of his average earnings for the three-year period in which Mr. Saper's compensation was greatest of the ten years immediately preceding his retirement

   o The SERP will not be less than the value of the benefit that would have been payable had his retirement occurred at age 65

   o The expected annual SERP payment to Mr. Saper commencing at a presumed retirement age of 80, based on the above plan would be $2.8 million

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. RETIREMENT BENEFIT PLANS--(CONTINUED)

   o The plan provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a split-dollar agreement between us, Mr. Saper and a trust for the benefit of Mr. Saper's family

   The SERP expense for Mr. Saper recognized in the consolidated financial statements was $879 thousand in 2005, $816 thousand in 2004 and $432 thousand in 2003.

   The SERP covering certain former key officers provides a pension at age 65, for up to 15 years, based on a predetermined earnings level for the five-year period prior to retirement. The SERP for two current officers provides a lifetime retirement benefit. The SERP expense for these executives recognized in the consolidated financial statements was $202 thousand in 2005, $299 thousand in 2004 and $301 thousand in 2003.

 Defined Contribution Plans

   We have defined contribution savings and supplemental retirement plans that cover substantially all U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible U.S. employees. The contributions are based on matching 50% of participating employees' contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.9 million for 2005, $1.9 million for 2004 and $1.8 million for 2003.

 Pension Expense

   The components of net pension expense of the U.S. and International defined benefit pension plans and the SERP include the following:

                                                                                              YEAR ENDED JUNE 30,
                                                                            -------------------------------------------------------
                                                                             2005      2004       2003      2005      2004     2003
                                                                           -------    -------   -------    ------    ------   -----
                                                                              U.S. AND INTERNATIONAL                 SERP
                                                                           ----------------------------    ------------------------
PENSION EXPENSE
  ---------------
 Service cost ..........................................................   $ 2,402    $ 2,872   $ 2,417    $  376    $  372   $ 311
 Interest cost .........................................................     3,285      3,034     2,912       829       706     683
 Expected return on assets .............................................    (2,801)    (3,074)   (2,774)       --        --      --
 Amortization of: ......................................................
   Net loss (gain)......................................................        57        483        55      (122)       14    (307)
   Unrecognized prior service cost......................................        13         11        10        (1)       23      46
   Remaining unrecognized net obligation................................        --         44        71        --        --      --
                                                                           -------    -------   -------    ------    ------   -----
   Net pension expense..................................................   $ 2,956    $ 3,370   $ 2,691    $1,082    $1,115   $ 733
                                                                           =======    =======   =======    ======    ======   =====


 Obligations and Funded Status

   The following table shows the changes in fiscal 2005 and 2004 in the projected benefit obligation, plan assets and funded status of the U.S. and International defined benefit pension plans and the SERP:

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. RETIREMENT BENEFIT PLANS--(CONTINUED)

                                                                                                    YEAR ENDED JUNE 30,
                                                                                         ------------------------------------------
                                                                                          2005        2004        2005       2004
                                                                                        --------    --------    --------   --------
                                                                                              U.S. AND
                                                                                            INTERNATIONAL              SERP
                                                                                         -------------------    -------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
--------------------------------------
 Pension benefit obligation at beginning of year ....................................   $ 51,736    $ 51,730    $ 12,874   $ 12,305
 Service cost .......................................................................      2,402       2,872         376        372
 Interest cost ......................................................................      3,285       3,034         829        706
 Foreign exchange impact ............................................................        (20)        122          --         --
 Plan amendments ....................................................................         33          --        (348)        --
 Actuarial loss (gain) ..............................................................     10,399      (5,074)      1,499       (453)
 Benefits paid ......................................................................     (1,019)       (948)        (67)       (56)
                                                                                        --------    --------    --------   --------
   Pension benefit obligation at end of year.........................................   $ 66,816    $ 51,736    $ 15,163   $ 12,874
                                                                                        ========    ========    ========   ========
   Accumulated Benefit Obligation....................................................   $ 58,295    $ 43,675    $ 15,163   $ 12,874
                                                                                        ========    ========    ========   ========
CHANGE IN PLAN ASSETS
---------------------
 Fair value of plan assets at beginning of year .....................................   $ 40,338    $ 38,849    $      *   $      *
 Actual return on assets ............................................................      1,236         812           *          *
 Employer contributions .............................................................      4,292       1,625           *          *
 Benefits paid ......................................................................     (1,019)       (948)          *          *
                                                                                        --------    --------    --------   --------
   Fair value of plan assets at end of year..........................................   $ 44,847    $ 40,338    $      *   $      *
                                                                                        ========    ========    ========   ========
FUNDED STATUS AT JUNE 30,
  ------------------------
 Pension benefit obligation .........................................................   $ 66,816    $ 51,736    $ 15,163   $ 12,874
 Fair value of plan assets ..........................................................     44,847      40,338          --         --
                                                                                        --------    --------    --------   --------
 Funded status-plan assets less than benefit obligation .............................    (21,969)    (11,398)    (15,163)   (12,874)
 Unrecognized prior service cost ....................................................        159         139        (230)       118
 Unrecognized net actuarial loss (gain) .............................................     19,854       7,967         384     (1,237)
 Unrecognized net obligation remaining at June 30, ..................................         --          --          --         --
                                                                                        --------    --------    --------   --------
   Net amount recognized.............................................................   $ (1,956)   $ (3,292)   $ 15,009   $ 13,993
                                                                                        ========    ========    ========   ========

---------------
* Not applicable

   At June 30, 2005, the U.S. defined benefit pension plan had an accumulated benefit obligation in excess of plan assets. This was due primarily to the significant decline in the discount rate at the June 30, 2005 and 2004 measurement dates. The following are recognized in the consolidated balance sheets:

                                                                         JUNE 30,
                                                                    ------------------
                                                                     2005       2004
                                                                   --------    -------
       Accrued benefit liability ...............................   $(13,448)   $(3,336)
       Intangible asset ........................................        159        139
       Accumulated other comprehensive loss ....................     12,420        906
                                                                   --------    -------
       Net amount recognized ...................................   $   (869)   $(2,291)
                                                                   ========    =======

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. RETIREMENT BENEFIT PLANS--(CONTINUED)

 Plan Assumptions

   Weighted average assumptions used in developing the benefit obligations and net periodic benefit cost were as follows:


                                                           2005    2004   2003
                                                           ----    ----   ----
BENEFIT OBLIGATION
------------------
 Discount rate.........................................    5.50%   6.50%  5.75%
 Rate of compensation increase.........................    4.50%   4.50%  4.25%
 Expected return on plan assets........................    6.50%   6.50%  7.75%


                                                           2005    2004   2003
                                                           ----    ----   ----
NET PERIODIC BENEFIT COST
-------------------------
 Discount rate.........................................    6.50%   5.75%  7.00%
 Rate of compensation increase.........................    4.50%   4.25%  6.00%
 Expected return on plan assets........................    6.50%   7.75%  7.75%


   The measurement date for the defined benefit pension plans and the SERP is July 1.

 U.S. Plan Asset Allocation and Investment Guidelines

   The percentages of the fair value of plan assets allocated at June 30, 2005 and 2004 by asset category and the weighted average target allocations for fiscal 2006 for the U.S. defined pension plan are as follows:

                                                                                                              JUNE 30,
                                                                                                 ----------------------------------
                                                                                                        2006          2005     2004
                                                                                                 -----------------    -----   -----
                                                                                                                      PERCENTAGE OF
                                                                                                 TARGET ALLOCATION     PLAN ASSETS
                                                                                                 -----------------    -------------
ASSET CATEGORY
  --------------
 Small Capitalization Equities (1)...........................................................           10.0%           9.8%    8.7%
 Fixed Income Bonds--Corporate...............................................................           15.0%          12.0%   14.6%
 Fixed Income Bonds--Government..............................................................           75.0%          73.4%   75.5%
 Cash........................................................................................            0.0%           4.8%    1.2%
                                                                                                       -----          -----   -----
                                                                                                       100.0%         100.0%  100.0%


   The expected long-term rate of return of 6.5% is calculated by using the target allocation and expected returns for each asset class in the table above.
---------------
(1) Represents investment in our common stock of $4.4 million (131,000 shares) and $3.8 million (96,000 shares) at June 30, 2005 and 2004, respectively.

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

   o No more than $3 million in aggregate will be invested in any single company's AAA-rated corporate notes.

                       DATASCOPE CORP. AND SUBSIDIARIES

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

   Expected benefit payments under the U.S., international and SERP defined benefit pension plans over future years are as follows:

      FISCAL YEAR
      -----------
      2006........................................................      $ 1,306
      2007........................................................        1,568
      2008........................................................        1,695
      2009........................................................        4,270
      2010........................................................        5,036
      2011--2015..................................................       29,114


   The expected employer contribution to the U.S. and international defined benefit pension plans in fiscal 2006, is between $4.8 million (minimum regulatory requirement) and $7.0 million (maximum contribution). No decision has been made at this time on the fiscal 2006 contribution.

12. COMMITMENTS AND CONTINGENCIES

 Leases

   Future minimum rental commitments under noncancellable operating leases are as follows:

      FISCAL YEAR
       -----------
      2006............................................................    $3,498
      2007............................................................     2,854
      2008............................................................     1,728
      2009............................................................       718
      2010............................................................       384
       Thereafter.....................................................       177
                                                                          ------
         Total future minimum rental payments.........................    $9,359
                                                                          ======


   Total rent expense approximated $4.1 million in 2005, $3.9 million in 2004 and $3.9 million in 2003. Certain of our leases contain purchase and/or renewal options.

 Litigation

   We are subject to certain legal actions, including product liability matters, arising in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability for product liability litigation. In accordance with generally accepted accounting principles we accrue for legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In consideration of the cases described below, we have recorded accruals as of June 30, 2005 which are not considered significant.

   In December 2000, an action was filed in New York Supreme Court against us and our board of directors entitled David B. Shaev v. Lawrence Saper, Alan B. Abramson, David Altschiller, Joseph Grayzel, M.D., George Heller, Arno Nash and Datascope Corp. The complaint alleged, inter alia, common law claims for breach of the duty of loyalty and breach of fiduciary duty for approving allegedly excessive compensation to defendant Saper.

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

   The action has been dismissed in conjunction with the settlement of the United States District Court Action that was filed in August 2001. The August 2001 action was settled in March 2005 with a payment by Datascope's insurance company of the plaintiff's attorney's fees and a small reduction to Mr. Saper's supplemental executive retirement plan.

   On January 28, 2003, Sanmina-SCI, one of our former suppliers, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that we are obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages. In response, we filed an answer denying the allegations of the complaint and counterclaimed for damages. Mediation was attempted in April 2004 without success and now discovery is being conducted.

   The Public Prosecutor's Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. We are cooperating with the investigation. We cannot predict at this time the outcome of the investigation or if there could be any material adverse effect on our business.

   On December 2, 2003, a former Datascope employee, Michael Barile, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. seeking indemnification from the Company of approximately $1 million in legal fees and expenses he allegedly incurred in defending a criminal action brought against him, as well as additional damages Mr. Barile alleges he suffered. The Company has filed an answer denying the allegations of the complaint and has brought counterclaims against Mr. Barile seeking damages resulting from Mr. Barile's improper conduct while an employee. Mr. Barile has replied to the Company's counterclaims by denying them. Mediation was held on April 28, 2004 and on June 16, 2005, which did not result in settlement. However, in response to the Company's summary judgement motion, all of Michael Barile's damage claims, except for reimbursement of legal fees, were dismissed by the Court in April 2005. Discovery is now proceeding in preparation for trial.

   On January 20, 2005, Rex Medical LP filed a complaint in the United States District Court for the District of Delaware, seeking monetary damages for breach of three thrombectomy technology transfer agreements between Rex and the Company, as well as to have the technology under the agreements revert back to Rex. The Company has answered the complaint denying the allegations and has counterclaimed for Rex's breach of the agreements and seeks monetary damages for lost profits. Mediation was conducted in August 2005 without success, however, the parties have been discussing the possibility of settlement and discovery is proceeding.

   On March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company's ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has begun.

 Credit Arrangements

   We have available lines of credit at June 30, 2005 totaling $95.1 million, with interest payable at LIBOR based rates, determined by the borrowing period. We have approximately $1.4 million of letters of credit outstanding as security for inventory purchases from an overseas vendor. We had short-term unsecured borrowings of $4.0 million at June 30, 2005 with an interest rate of 3.54% due in October 2005. We did not have any borrowings at June 30, 2004. Of the total available, $25.0 million expires in October 2005, $19.7 million expires in November 2005 and $25.0 million expires in March 2006. These lines are renewable annually at the option of the banks, and we plan to renew them. We also have $25.4 million in lines of credit with no expiration date.

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)


 Warranty Obligations

   We provide warranty on all of our products. We estimate the costs that may be incurred under warranties and record a liability in the amount of such costs at the time the product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

   Changes in accrued warranty for the years ended June 30, 2005, 2004 and 2003 were as follows:

                                                                                                         YEAR ENDED JUNE 30,
                                                                                                       ----------------------
                                                                                                        2005    2004     2003
                                                                                                       -----    -----   -----
      Warranty reserve at the beginning of the year ................................................   $ 400    $ 400   $ 325
      Warranties accrued during the period .........................................................     176      346     391
      Warranties settled during the period .........................................................    (276)    (346)   (316)
                                                                                                       -----    -----   -----
      Warranty reserve at the end of the year ......................................................   $ 300    $ 400   $ 400
                                                                                                       =====    =====   =====


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

14. SPECIAL CHARGES

   In fiscal 2005, we recorded special charges totaling $8.1 million. These charges consisted of:

   o Termination of certain R&D projects totaling $2.4 million.

   Based upon recently completed extensive reviews of the current and future market, clinical benefits, cost to manufacture, price realization and the development and regulatory costs required for a successful market launch, certain R&D projects were terminated. As a result of the decision to terminate the projects we wrote-off licenses and purchased technology of $1.3 million and tooling and other assets of $0.7 million. The licenses, purchased technology and tooling were determined to be fully impaired at June 30, 2005 because they have no alternative future use. Contractual obligations for non-cancelable purchase orders and settlement costs related to the R&D projects of $0.4 million were also recorded.

   o Write-off of investments in two private medical technology companies of $4.3 million.

   In conjunction with the decision to terminate certain R&D projects as noted above, we recorded an impairment of our investment in the common and preferred stock of a private medical technology company, totaling $2.3 million. The investment in the common stock of this company was accounted for under the

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. SPECIAL CHARGES--(CONTINUED)

equity method of accounting. We determined that there was an other-than-temporary decline in the value of this investment and adjusted the carrying value of the investment to zero.

   We recorded an impairment of $2.0 million for an investment in the preferred stock of a second private medical technology company based on information received from that company that the performance of their lead product in clinical trials was significantly below target and affected their ability to raise funds. We determined that there was an other-than-temporary decline in the value of this investment and adjusted the carrying value of the investment to zero. We determined that the investment was fully impaired based on the ability of this company to sustain its operations and continue as a going concern.

   o Severance expenses of $1.4 million for workforce reductions related to a companywide cost reduction program.

   As a result of a companywide cost reduction program that was approved by management, we recorded severance expenses of $1.4 million for the termination of 33 employees (3% of the workforce). Substantially all of the terminated employees left the company by June 30, 2005. The severance payments will be completed by the end of fiscal year 2006.

   The special charges are reflected in the following segments:


            Interventional Products / Vascular Grafts..........    $3.6 million,
            Corporate and Other................................    $4.5 million.


   Below is a summary of the specialcharges and remaining liability at June 30, 2005.

                                                                             TERMINATION OF    IMPAIRMENT OF    WORKFORCE
FY 2005 SPECIAL CHARGES                                                       R&D PROJECTS      INVESTMENTS     REDUCTIONS    TOTAL
-----------------------                                                      --------------    -------------    ----------   ------
 Asset write-offs (non-cash) .............................................       $1,988            $4,327         $   --     $6,315
 Severance expenses ......................................................           --                --          1,364      1,364
 Contractual obligations .................................................          395                --             --        395
                                                                                 ------            ------         ------     ------
   Total..................................................................       $2,383            $4,327         $1,364     $8,074
                                                                                 ------            ------         ------     ------
UTILIZED THROUGH JUNE 30, 2005
------------------------------
 Asset write-offs (non-cash) .............................................       $1,988            $4,327         $   --     $6,315
 Severance expenses ......................................................           --                --            447        447
 Contractual obligations .................................................           --                --             --         --
                                                                                 ------            ------         ------     ------
   Subtotal...............................................................        1,988             4,327            447      6,762
                                                                                 ------            ------         ------     ------
Remaining Balance June 30, 2005 ..........................................       $  395            $   --         $  917     $1,312
                                                                                 ======            ======         ======     ======

                       DATASCOPE CORP. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                              YEAR ENDED JUNE 30, 2005
                                                                                 --------------------------------------------------
                                                                                  FIRST     SECOND     THIRD     FOURTH
                                                                                 QUARTER   QUARTER    QUARTER    QUARTER     TOTAL
                                                                                 -------   -------    -------    -------   --------
Net sales....................................................................    $80,300   $82,700    $96,100    $93,600   $352,700
                                                                                 -------   -------    -------    -------   --------
Gross margin.................................................................    $48,348   $49,228    $55,629    $52,239   $205,444
                                                                                 -------   -------    -------    -------   --------
Net earnings (loss)..........................................................    $ 4,720   $ 3,718    $ 8,791    $(2,583)  $ 14,646
                                                                                 -------   -------    -------    -------   --------
Earnings (loss) per share, basic.............................................    $  0.32   $  0.25    $  0.59    $ (0.17)  $   0.99
                                                                                 -------   -------    -------    -------   --------
Earnings (loss) per share, diluted...........................................    $  0.31   $  0.24    $  0.58    $ (0.17)  $   0.97
                                                                                 -------   -------    -------    -------   --------


                                                                                              YEAR ENDED JUNE 30, 2004
                                                                                 --------------------------------------------------
                                                                                  FIRST     SECOND     THIRD     FOURTH
                                                                                 QUARTER   QUARTER    QUARTER    QUARTER     TOTAL
                                                                                 -------   -------    -------    -------   --------
Net sales....................................................................    $77,100   $86,800    $89,900    $89,500   $343,300
                                                                                 -------   -------    -------    -------   --------
Gross margin.................................................................    $45,222   $50,626    $52,908    $54,063   $202,819
                                                                                 -------   -------    -------    -------   --------
Net earnings.................................................................    $ 4,200   $ 5,619    $ 7,120    $ 6,969   $ 23,908
                                                                                 -------   -------    -------    -------   --------
Earnings per share, basic....................................................    $  0.28   $  0.38    $  0.48    $  0.47   $   1.62
                                                                                 -------   -------    -------    -------   --------
Earnings per share, diluted..................................................    $  0.28   $  0.37    $  0.47    $  0.46   $   1.58
                                                                                 -------   -------    -------    -------   --------


   Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

16. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is shown in the table below.

                                                                                                            YEAR ENDED JUNE 30,
                                                                                                       ----------------------------
                                                                                                         2005      2004       2003
                                                                                                       -------    -------   -------
Net earnings.......................................................................................    $14,646    $23,908   $23,299
                                                                                                       =======    =======   =======
Weighted average shares outstanding for basic earnings per share...................................     14,795     14,782    14,774
Effect of dilutive employee stock options..........................................................        329        339        76
                                                                                                       -------    -------   -------
Weighted average shares outstanding for diluted earnings per share.................................     15,124     15,121    14,850
                                                                                                       =======    =======   =======
Basic earnings per share...........................................................................    $  0.99    $  1.62   $  1.58
                                                                                                       =======    =======   =======
Diluted earnings per share.........................................................................    $  0.97    $  1.58   $  1.57
                                                                                                       =======    =======   =======


   At June 30, 2005, 2004 and 2003, common shares related to options outstanding under the Company's stock option plans amounting to 676 thousand, 758 thousand and 2.01 million, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

17. RELATED PARTY TRANSACTIONS

   We have a preferred stock investment of $5.0 million in Masimo Corporation, a key supplier to our Patient Monitoring business. We purchased $9.3 million of product from Masimo Corporation during fiscal 2005, $7.6 million in fiscal 2004 and $7.8 million in fiscal 2003.

   In fiscal 2002, we advanced Mr. Saper $260 thousand for payment of a club membership deposit. Mr. Saper will repay such amount upon the termination of Mr. Saper's membership in the club or, if earlier, upon the termination of Mr. Saper's employment with the Company.

                        DATASCOPE CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


            COLUMN A                 COLUMN B             COLUMN C            COLUMN D      COLUMN E
            --------               ------------    -----------------------   ----------    ----------
                                                         ADDITIONS
                                                   -----------------------
                                                      (1)          (2)
                                                  CHARGED TO    CHARGED TO   DEDUCTIONS
                                    BALANCE AT       COSTS        OTHER         FROM       BALANCE AT
          DESCRIPTION              BEGINNING OF       AND       ACCOUNTS-     RESERVES-     CLOSE OF
          -----------                 PERIOD       EXPENSES      DESCRIBE     DESCRIBE       PERIOD
                                   ------------   ----------    ----------   ----------    ----------
YEAR ENDED JUNE 30, 2005
Allowance for doubtful accounts       $2,414        $  390         $--         $525(A)       $2,279
                                      ======        ======         ===         =======       ======
YEAR ENDED JUNE 30, 2004
Allowance for doubtful accounts       $2,020        $  790         $--         $396(A)       $2,414
                                      ======        ======         ===         =======       ======
YEAR ENDED JUNE 30, 2003
Allowance for doubtful accounts       $1,159        $1,118         $--         $257(A)       $2,020
                                      ======        ======         ===         =======       ======

---------------
(A) Write-offs