Form 10-Q
period 2005-09-30
DATASCOPE CORP
filed 2005-11-09
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES    x       NO
                                                 -----         ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     YES    x        NO
                                                     ------         ------

Number of Shares of Company's Common Stock outstanding as of October 31, 2005:
14,798,847.

                                 Datascope Corp.

                                 Form 10-Q Index

                                                                                                          Page
Part I.  FINANCIAL INFORMATION

     Item 1.               Financial Statements

                           Condensed Consolidated Balance Sheets at
                           September 30, 2005 and June 30, 2005 (Unaudited)                                   1

                           Condensed Consolidated Statements of Earnings
                           Three Months Ended September 30, 2005 and 2004 (Unaudited)                         2

                           Condensed Consolidated Statements of Cash Flows
                           Three Months Ended September 30, 2005 and 2004 (Unaudited)                         3

                           Notes to Condensed Consolidated Financial Statements (Unaudited)                4-11

     Item 2.               Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      12-17

     Item 3.               Quantitative and Qualitative Disclosures about Market Risk                        18

     Item 4.               Controls and Procedures                                                           18

Part II.  OTHER INFORMATION

     Item 1.               Legal Proceedings                                                                 19

     Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds                       19

     Item 5.               Other Information                                                                 19

     Item 6.               Exhibits                                                                          19

Signatures                                                                                                   20

Exhibit 31.1.              Certification of Principal Executive Officer Regarding Facts
                           and Circumstances Relating to Quarterly Reports                                   21

Exhibit 31.2.              Certification of Principal Financial Officer Regarding Facts
                           and Circumstances Relating to Quarterly Reports                                   22

Exhibit 32.1.              Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002                                                        23

PART I.  FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS

                        DATASCOPE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                     SEPT 30,                  JUNE 30,
                                                                                       2005                      2005
                                                                                --------------------     ---------------------
                                                                                                                   (a)
       ASSETS
       Current Assets:
         Cash and cash equivalents                                              $            15,692      $             12,188
         Short-term investments                                                              29,697                    30,384
         Accounts receivable less allowance for
           doubtful accounts of $2,319 and $2,279                                            70,810                    74,145
         Inventories, net                                                                    56,669                    54,626
         Prepaid income taxes                                                                    --                       645
         Prepaid expenses and other current assets                                           10,410                    11,157
         Current deferred taxes                                                               5,357                     5,294
                                                                                -------------------      --------------------
             Total Current Assets                                                           188,635                   188,439

       Property, Plant and Equipment, net of accumulated
          depreciation of $84,886 and $82,427                                                86,659                    87,648
       Long-term Investments                                                                 22,583                    22,813
       Intangible Assets                                                                     20,731                    20,908
       Goodwill                                                                               4,065                     4,065
       Other Assets                                                                          33,106                    33,209
                                                                                -------------------      --------------------
                                                                                $           355,779      $            357,082
                                                                                ===================      ====================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities:
         Accounts payable                                                       $            18,285      $             18,850
         Accrued expenses                                                                    15,024                    17,319
         Accrued compensation                                                                12,605                    15,335
         Short-term debt                                                                         --                     4,000
         Deferred revenue                                                                     3,479                     3,975
         Income taxes payable                                                                 3,674                        --
                                                                                   ----------------          ----------------
             Total Current Liabilities                                                       53,067                    59,479

       Other Liabilities                                                                     32,042                    31,738
       Commitments and Contingencies
       Stockholders' Equity:
         Preferred stock, par value $1.00 per share:
           Authorized 5,000 shares; Issued, none                                                 --                        --
         Common stock, par value $.01 per share:
           Authorized, 45,000 shares;
           Issued, 18,264 and 18,256 shares                                                     183                       183
         Additional paid-in capital                                                          89,036                    88,773
         Treasury stock at cost, 3,465 and 3,460 shares                                    (105,319)                 (105,175)
         Retained earnings                                                                  297,542                   292,524
         Accumulated other comprehensive loss:
           Cumulative translation adjustments                                                (3,047)                   (2,713)
           Minimum pension liability adjustments                                             (7,503)                   (7,503)
           Unrealized loss on available-for-sale securities                                    (222)                     (224)
                                                                                -------------------      --------------------
             Total Stockholders' Equity                                                     270,670                   265,865
                                                                                -------------------      --------------------
                                                                                $           355,779      $            357,082
                                                                                ===================      ====================

(a)      Derived from consolidated audited financial statements

         See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                         ---------------------------------------
                                                                 2005                 2004
                                                         ------------------    -----------------

NET SALES                                                $          88,300     $         80,300
                                                         -----------------     ----------------
Costs and Expenses:
  Cost of sales                                                     37,427               31,952
  Research and development
    expenses                                                         8,765                8,636
  Selling, general and
    administrative expenses                                         34,485               33,425
  Special gain                                                        (810)                  --
                                                         -----------------     ----------------
                                                                    79,867               74,013
                                                         -----------------     ----------------
OPERATING EARNINGS                                                   8,433                6,287
Other (Income) Expense:
  Interest income                                                     (545)                (533)
  Interest expense                                                      58                    8
  Other, net                                                           669                  (28)
                                                         -----------------     ----------------
                                                                       182                 (553)
                                                         -----------------     ----------------
EARNINGS BEFORE INCOME TAXES                                         8,251                6,840
Income Tax Expense                                                   2,195                2,120
                                                         -----------------     ----------------
NET EARNINGS                                             $           6,056     $          4,720
                                                         =================     ================

Earnings Per Share, Basic                                            $0.41                $0.32
                                                         =================     ================

Weighted average common
   shares outstanding, Basic                                        14,798               14,792
                                                         =================     ================

Earnings Per Share, Diluted                                          $0.40                $0.31
                                                         =================     ================

Weighted average common
   shares outstanding, Diluted                                      15,080               15,213
                                                         =================     ================



            See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                 ---------------------------------------
                                                                                      2005                  2004
                                                                                 ---------------      ------------------
OPERATING ACTIVITIES:
     Net Earnings                                                                        $6,056                  $4,720
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation                                                                     3,880                   3,532
         Amortization                                                                     1,256                   1,128
         Provision for supplemental pension                                                 302                     339
         Provision for losses on accounts receivable                                        100                     142
         Provision for inventory obsolescence                                               336                     286
         Cash surrender value of officers life insurance                                    (96)                    (75)
         Gain on sale of Vaals facility                                                    (810)                     --
         Impairment of marketable investments                                               557                      --
         Deferred income tax (benefit)                                                      (36)                    268
         Tax benefit relating to stock options exercised                                     24                     241
     Changes in assets and liabilities:
         Accounts receivable                                                              3,095                   4,420
         Inventories                                                                     (4,395)                 (4,860)
         Prepaid expenses and other assets                                                1,304                   9,233
         Accounts payable                                                                  (557)                    690
         Income taxes payable                                                             3,674                   1,261
         Accrued and other liabilities                                                   (5,412)                 (5,467)
                                                                                 ---------------      ------------------
     Net cash provided by operating activities                                            9,278                  15,858
                                                                                 ---------------      ------------------
INVESTING ACTIVITIES:
     Capital expenditures                                                                (1,395)                 (1,695)
     Proceeds from sale of Vaals facility                                                 1,155                      --
     Purchases of investments                                                                --                 (10,122)
     Maturities of investments                                                               --                   1,851
     Sales of investments                                                                   344                      --
     Capitalized software                                                                  (860)                 (1,215)
     Purchased technology and licenses                                                      (28)                   (293)
                                                                                 ---------------      ------------------
     Net cash used in investing activities                                                 (784)                (11,474)
                                                                                 ---------------      ------------------
FINANCING ACTIVITIES:
     Repayments of short-term borrowings                                                 (4,000)                     --
     Treasury shares acquired under repurchase programs                                    (144)                 (2,085)
     Exercise of stock options                                                              197                   1,516
     Cash dividends paid                                                                 (1,037)                   (740)
                                                                                 ---------------      ------------------
     Net cash used in financing activities                                               (4,984)                 (1,309)
                                                                                 ---------------      ------------------

     Effect of exchange rates on cash                                                        (6)                   (210)
                                                                                 ---------------      ------------------

Increase in cash and cash equivalents                                                     3,504                   2,865
Cash and cash equivalents, beginning of period                                           12,188                   8,123
                                                                                 ---------------      ------------------

Cash and cash equivalents, end of period                                                $15,692                 $10,988
                                                                                 ===============      ==================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
       Income taxes paid                                                                   $382                     $89
                                                                                 ---------------      ------------------
       Income taxes refunded                                                            ($2,935)               ($10,000)
                                                                                 ---------------      ------------------
     Non-cash investing and financing activities:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                              $1,858                  $2,771
                                                                                 ---------------      ------------------
       Dividends declared, not paid                                                      $1,038                 $30,625
                                                                                 ---------------      ------------------

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

Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and Notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. We are in the process of evaluating this FSP and do not anticipate it will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R (revised 2004) "Share-Based Payment," (Statement 123R) that requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. We adopted Statement 123R, effective July 1, 2005, using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, will be recognized as service is rendered after the effective date. The impact of adopting Statement 123R on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Prior to July 1, 2005, we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

2. INVENTORIES, NET

Inventories, net are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                                         --------------    --------------
                                                           Sept 30,          June 30,
                                                             2005              2005
                                                         --------------    --------------
            Materials                                          $23,160           $22,049
            Work in Process                                     11,209            11,097
            Finished Goods                                      22,300            21,480
                                                         --------------    --------------
                                                               $56,669           $54,626
                                                         ==============    ==============

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the three months ended September 30, 2005 were as follows:

       Net earnings                                                               $6,056
       Foreign currency translation adjustments                                     (334)
       Common stock and additional paid-in
             capital effects of stock option activity                                263
       Cash dividends declared on common stock                                    (1,038)
       Purchases under stock repurchase plans                                       (144)
       Unrealized gain on available-for-sale securities                                2
                                                                            -------------
       Total increase in stockholders' equity                                     $4,805
                                                                            =============

4.  EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three months ended September 30, 2005 and 2004 is shown below.

                                                                 Three Months Ended
                                                             ----------------------------
                                                               9/30/05        9/30/04
                                                             ------------   -------------
       Net earnings                                               $6,056          $4,720
                                                             ============   =============
       Weighted average shares outstanding
       for basic earnings per share                               14,798          14,792
       Effect of dilutive employee stock options                     282             421
                                                             ------------   -------------
       Weighted average shares outstanding
       for diluted earnings per share                             15,080          15,213
                                                             ============   =============
       Basic earnings per share                                    $0.41           $0.32
                                                             ============   =============
       Diluted earnings per share                                  $0.40           $0.31
                                                             ============   =============

Common shares related to options outstanding under the Company's stock option plans amounting to 1.02 million shares for the three months ended September 30, 2005 were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive. For the three months ended September 30, 2004, 548 thousand shares were excluded from the calculation for the same reason.

5.  COMPREHENSIVE INCOME

Our comprehensive income for the three months ended September 30, 2005 and 2004 is shown below.

                                                                 Three Months Ended
                                                             ----------------------------
                                                               9/30/05        9/30/04
                                                             ------------   -------------
       Net earnings                                               $6,056          $4,720
       Foreign currency translation gain (loss)                     (334)            431
       Unrealized gain on available-for-sale
          securities                                                   2             578
                                                             ------------   -------------
       Total comprehensive income                                 $5,724          $5,729
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

                                                 Cardiac          Interventional
                                                 Assist /          Products /          Corporate
                                                Monitoring          Vascular              and
                                                 Products            Grafts            Other (a)          Consolidated
                                              ---------------     --------------     ---------------    -----------------
-------------------------------------------
Three months ended September 30, 2005
-------------------------------------------
Net sales to external customers                      $74,178            $13,662                $460              $88,300
                                              ---------------     --------------     ---------------    -----------------
Operating earnings (loss)                            $10,752            ($2,180)              ($139)              $8,433
                                              ---------------     --------------     ---------------    -----------------

-------------------------------------------
Three months ended September 30, 2004
-------------------------------------------
Net sales to external customers                      $64,588            $15,381                $331              $80,300
                                              ---------------     --------------     ---------------    -----------------
Operating earnings (loss)                             $8,831            ($1,770)              ($774)              $6,287
                                              ---------------     --------------     ---------------    -----------------

-------------------------------------------   ----------------------------------
Reconciliation to consolidated earnings              Three Months Ended
    before income taxes :                       9/30/2005           9/30/2004
-------------------------------------------   ---------------     --------------
Consolidated operating earnings                       $8,433             $6,287
Interest income, net                                     487                525
Other (expense) income                                  (669)                28
                                              ---------------     --------------
Consolidated earnings before taxes                    $8,251             $6,840
                                              ===============     ==============

(a) Net sales of life science products by Genisphere are included within Corporate and Other. Operating loss within Corporate and Other in the first quarter of fiscal 2006 includes the gain on sale of an unused facility of $810 thousand. Segment SG&A expenses include fixed corporate G&A charges.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

7. STOCK-BASED COMPENSATION

PRO FORMA DISCLOSURE

We adopted FASB Statement No. 123R (revised 2004) "Share-Based Payment," (Statement 123R) effective July 1, 2005 using the modified prospective method. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, will be recognized as service is rendered after the effective date.

The following table details the effect on net income and earnings per share had stock-based compensation expense for our stock option plans been recorded in the first quarter of fiscal 2005 based on the fair value method under FAS 123. The reported and pro forma net income and earnings per share for the first quarter of fiscal 2006 are the same since stock-based compensation expense is calculated under the provisions of Statement 123R. These amounts for the first quarter of fiscal 2006 are included in the table below to provide a comparative presentation to the first quarter of fiscal 2005.

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                              ----------------------------------
                                                                                   2005               2004
                                                                              ---------------    ---------------
Net earnings - as reported                                                            $6,056             $4,720
Add: Total stock-based employee compensation expense
included in determination of net income as reported, net
of related tax effects                                                                    25                 --
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                                                   (25)              (890)
                                                                              ---------------    ---------------
Net earnings - pro forma                                                              $6,056             $3,830
                                                                              ===============    ===============
Earnings per share:

        Basic - as reported                                                            $0.41              $0.32
                                                                              ===============    ===============
        Basic - pro forma                                                              $0.41              $0.26
                                                                              ===============    ===============
        Diluted - as reported                                                          $0.40              $0.31
                                                                              ===============    ===============
        Diluted - pro forma                                                            $0.40              $0.25
                                                                              ===============    ===============

On May 17, 2005, the Board of Directors approved the accelerated vesting of all stock options outstanding under the Company's Amended and Restated 1995 Stock Option Plan that had exercise prices per share higher than $28.52, the average of the high and low sales price of our stock on May 17, 2005. Options to purchase 769 thousand shares of our common stock became exercisable immediately, subject to an exercise price threshold requirement. Based on the above, stock-based compensation expense in the first quarter of fiscal 2006 was significantly lower than the same period last year.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

7. STOCK-BASED COMPENSATION (CONTINUED)

STOCK OPTION PLANS

We have two employee stock option plans covering 7,225,000 shares of common stock, a stock option plan for members of the board of directors covering 150,000 shares of common stock and option agreements with certain consultants. The plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on date of grant, may be exercised in full or in installments, at the discretion of the board of directors, and must be exercised within ten years from date of grant. We recognize compensation expense on a straight-line basis over the vesting period, generally four years.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, ending on the day of grant, and calculated on a daily basis.

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                             -----------------------------------
                                                                                  2005               2004
                                                                             ----------------   ----------------
            Risk-free interest rate                                                    4.07%              3.46%
            Expected life (in years)                                                    4.9                5.2
            Expected volatility                                                          30%                31%
            Expected dividend yield                                                    0.82%              0.75%

Changes in the Company's stock options for the three months ended September 30, 2005 were as follows:

                                                                                                   Weighted
                                                                                Number of           Average
                                                                                 Options        Exercise Price
                                                                             ----------------   ----------------
            Options outstanding, beginning of year                                 2,477,153             $31.73
            Granted                                                                   21,600              33.96
            Exercised                                                                 (8,176)             24.11
            Forfeited                                                                (33,746)             33.74
                                                                             ----------------   ----------------
            Options outstanding, end of period                                     2,456,831             $31.75
                                                                             ================   ================
            Options exercisable, end of period                                     2,414,002             $31.78
                                                                             ================   ================

The weighted average remaining contractual term was 6.8 years for stock options outstanding and exercisable as of September 30, 2005 and the total intrinsic value was approximately $3.5 million. The total intrinsic value for stock options exercised during the first quarter of fiscal 2006 was approximately $72 thousand. The weighted average fair value of options granted in the first quarter of fiscal 2006 was $11.09 per share.

The amount of cash received from the exercise of stock options was approximately $197 thousand and the related tax benefit was approximately $24 thousand in the first quarter of fiscal 2006.

As of September 30, 2005, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $394 thousand and is expected to be recognized over a weighted average period of approximately 2 years.

We issue new shares to satisfy stock option exercises. We anticipate that shares repurchased will reduce the dilutive impact of our share-based activity. However, since the timing and amount of future repurchases is not known, we cannot estimate the number of shares expected to be repurchased during fiscal 2006.

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

The components of net pension expense of our U.S. and international defined benefit pension plans and the SERPs include the following:

                                                                              Three Months Ended September 30,
                                                             --------------------------------------------------------------------
                                                                  2005             2004               2005             2004
                                                             ---------------   --------------    ---------------   --------------
                                                                 U.S. and International                       SERPs
                                                             --------------------------------    --------------------------------
      Service Cost                                                     $852             $767               $107             $118
      Interest Cost                                                     944            1,049                208              259
      Expected return on assets                                        (775)            (894)                --               --
      Amortization of:
         net loss (gain)                                                348               18                  6              (38)
         unrecognized prior service cost                                  3                4                (19)              --
         remaining unrecognized net obligation                           --               --                 --               --
                                                             ---------------   --------------    ---------------   --------------
            Net pension expense                                      $1,372             $944               $302             $339
                                                             ===============   ==============    ===============   ==============
      Employer contributions                                         $1,500           $2,111
                                                             ===============   ==============

9.  ACQUIRED INTANGIBLE ASSETS

The following is a summary of our intangible assets.

                                                                Sept 30,         June 30,
                                                                  2005             2005
                                                             ---------------   --------------
      Purchased technology and licenses, gross                      $21,510          $21,482
      Accumulated amortization                                         (779)            (574)
                                                             ---------------   --------------
      Purchased technology and licenses, net                        $20,731          $20,908
                                                             ===============   ==============

The balances in purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture-based vascular closure device, the ProLumen thrombectomy device purchased from Rex Medical, LP and a license for the manufacture of our Anestar anesthesia delivery systems. Amortization expense for the three months ended September 30, 2005 and 2004 was $205 thousand and $92 thousand, respectively.

At September 30, 2005, estimated future amortization expense of intangible assets subject to amortization is as follows: $1.2 million for the remaining nine months of fiscal 2006, and $1.9 million, $2.1 million, $2.3 million and $2.6 million for fiscal years 2007, 2008, 2009 and 2010, respectively.

Goodwill

Goodwill as of September 30, 2005 and 2004 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the three months ended September 30, 2005. Of the $4.1 million in goodwill, $1.8 million is in the Interventional Products / Vascular Grafts segment and $2.3 million is in Corporate and Other.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

10.  SPECIAL CHARGES
In the second half of fiscal 2005, we recorded special charges totaling $8.1 million. These charges consisted of:
     o   Termination of certain R&D projects totaling $2.4 million.
     o Write-off of investments in two private medical technology companies of $4.3 million.
     o Severance expenses of $1.4 million for workforce reductions related to a companywide cost reduction program.

Through June 30, 2005, $6.8 million had been utilized. During the first quarter of fiscal 2006, contractual obligations of $0.4 million and severance payments of $0.4 million were paid resulting in a remaining liability at September 30, 2005 of $0.5 million, consisting of accrued severance that will be paid by the end of fiscal 2006.

11.  COMMITMENTS AND CONTINGENCIES

LITIGATION

We are subject to certain legal actions, including product liability matters, arising in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability for product liability litigation. In accordance with generally accepted accounting principles we accrue for legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In consideration of the cases described in our Form 10-K for the fiscal year ended June 30, 2005, and as updated below, we have recorded accruals as of September 30, 2005 which are not considered significant.

As noted in our Form 10-K for the fiscal year ended June 30, 2005, on March 18, 2005 Johns Hopkins University and Arrow International, Inc. ("Plaintiffs") filed a complaint against Datascope in the United States District Court for the District of Maryland seeking a permanent injunction and damages for patent infringement. They allege that the Company's ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We filed an answer denying such infringement. On September 1, 2005, we filed a summary judgement motion to dismiss the Plaintiff's complaint. Plaintiffs filed an answer to the motion and we are awaiting the Court's decision. In the meantime, discovery continues.

CREDIT ARRANGEMENTS

The credit line disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2005 that was scheduled to expire in October 2005 was renewed. On September 30, 2005, we repaid the balance of our $4.0 million short-term unsecured borrowing. At September 30, 2005, we had available lines of credit totaling $99.4 million, with interest payable at LIBOR based rates, determined by the borrowing period. Of the total available, $24.0 million expires in November 2005, $25.0 million expires in March 2006 and $25.0 million expires in October 2006. These lines are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.4 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.

OTHER CONTINGENCIES

Pursuant to agreements with X-Site Medical, LLC and Rex Medical LP, we have contingent commitments to make additional payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

12.  SPECIAL DIVIDEND AND INCREASE IN REGULAR DIVIDEND

On September 20, 2004, the Board of Directors declared a special dividend of $2.00 per share and an increase in our regular quarterly dividend to 7 cents a share from 5 cents a share. Both dividends were paid on October 8, 2004 to shareholders of record on September 30, 2004. The special dividend amounted to $29.6 million. The regular quarterly dividend of 7 cents for the first quarter of fiscal 2006 was paid on October 6, 2005 to shareholders of record on September 28, 2005.

13.  INCOME TAXES

In the first quarter of fiscal 2006, the consolidated effective tax rate was 26.6% compared to 31.0% in the first quarter last year. The lower tax rate was primarily attributable to an increased benefit from foreign earnings taxed at a lower rate, a greater benefit for the Federal Research Credit and the utilization of a foreign tax loss carryforward, that had a valuation allowance, on the $0.8 million special gain. We currently estimate that our effective tax rate, excluding the special gain, will approximate 29.5 percent during the remainder of fiscal 2006. However, our effective tax rate could be impacted positively or negatively by geographic changes in our earnings.

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

     Our sales growth depends upon the successful development and marketing of new products. We have continued to increase our investment in research and development (R&D). In the first quarter of fiscal 2006 we spent $8.8 million on R&D, compared to $8.6 million last year. We expect to increase R&D spending in fiscal 2006 as compared to 2005. We also plan to increase sales through selective acquisitions of products and technologies from other companies. During the past two years we have made investments in new technologies, including the ProLumen(TM) thrombectomy device and the X-Site(R) vascular closure device.

     Our financial position continued strong at the end of September 2005. Cash and short- and long-term marketable investments were $63.0 million compared to $60.4 million at June 30, 2005. During the first quarter of fiscal 2006, we repaid the $4 million short-term debt outstanding.

RESULTS OF OPERATIONS

     NET SALES

     Net sales of $88.3 million in the first quarter of fiscal 2006 increased 10% compared to $80.3 million last year. Sales in the first quarter of fiscal 2006 were not significantly affected by foreign exchange translation.

         Sales of the Cardiac Assist / Monitoring Products segment were $74.2 million compared to $64.6 million in the first quarter last year.

         Sales of patient monitoring products increased 17% to $37.6 million, due primarily to higher shipments and installations of Panorama(TM) Monitoring systems, including approximately $2.0 million that were delayed in the fourth quarter of fiscal 2005 as the number of Panorama orders requiring delivery in future quarters was greater than expected. Also, a hiatus in installations during the fourth quarter of fiscal 2005 to resolve product issues increased the backlog of installations and temporarily moved commitments to start installations from 30 days to 90 days, delaying certain shipments accordingly. The product issues were resolved in early June 2005.

         In October 2005, the Patient Monitoring division introduced the Anestar Plus(TM) anesthesia delivery system at the American Society of Anesthesiologists annual meeting in Atlanta. The Anestar Plus is our next generation anesthesia delivery system that replaces the Anestar and includes additional features, such as a pressure support ventilation mode providing assistance to patients with breathing difficulties, as well as many interface enhancements. The Anestar Plus competes in an estimated $400 million worldwide market.

         Cardiac assist product sales in the first quarter of fiscal 2006 increased 13% to $36.6 million, due to continued strong worldwide demand for the Company's CS100(R) automatic balloon pump and continued higher sales of intra-aortic balloons in international markets. Sales of the new Linear(TM) 7.5 Fr. intra-aortic balloon, introduced in January 2005, continued to increase. The Linear 7.5 Fr. has the smallest diameter of any IAB catheter and also features a new balloon membrane that is the most abrasion resistant of any IAB.

     Sales of the Interventional Products / Vascular Grafts segment were $13.7 million compared to $15.4 million in the first quarter of last year.

         First quarter sales of interventional products were $6.3 million, 19% below a year ago, as sales of vascular closure devices continued to decline. Sales of new interventional products rose 68% year-over-year, to account for 28% of total interventional product sales, up from 13% last year. This gain partially offset the lower sales of vascular closure devices, which fell 35% to $4.3 million.

         We expect new products to reverse the sales decline of our vascular closure business. The first of these new products, X-Site(R), is aimed at an estimated $100 million suture-based segment of the vascular closure market. X-Site was launched at the Transcatheter Cardiovascular Therapeutics (TCT) conference and exhibition in Washington, D.C. that was held during the week of October 16, 2005. Selling of X-Site has begun with a limited market launch in the U.S. to be followed by a European market launch in December. During the limited launch period, the Interventional Products division will be training new accounts and ramping up X-Site manufacturing capacity.

         InterVascular sales were $7.4 million, 3% below last year, reflecting lower prices in Europe. Sales to InterVascular's exclusive U.S. distributor, W. L. Gore & Associates, Inc. (Gore), equaled U.S. direct sales in the first quarter last year. In its first full quarter of distributor sales, Gore's sales to the market approximated InterVascular's sales to the market in the fiscal quarter preceding the distribution change.

     Sales of Genisphere products were $0.4 million in the first quarter of fiscal 2006, compared to $0.3 million last year, with the increase attributable to sales of new products.

     GROSS PROFIT (NET SALES LESS COST OF SALES)

         The gross profit percentage was 57.6% for the first quarter of fiscal 2006 compared to 60.2% for the corresponding period last year. The decrease in the gross profit percentage in the first quarter of fiscal 2006 was primarily due to a less favorable sales mix as a result of lower sales of higher margin VasoSeal(R) devices, increased sales of patient monitoring products and intra-aortic balloon pumps and sales of graft products to Gore, our exclusive U.S. distributor, at distributor prices that are lower than market prices.

     RESEARCH AND DEVELOPMENT (R&D)

         We continued to increase our investment in new product development and improvements of existing products. R&D also reflects expenses for regulatory filings and clinical evaluations. R&D expenses increased
         2% to $8.8 million in the first quarter of fiscal 2006, equivalent to 9.9% of sales compared to $8.6 million or 10.8% of sales in the first quarter last year.

         R&D expenses for the Cardiac Assist / Monitoring Products segment increased $0.8 million or 16% to $5.8 million in the first quarter of fiscal 2006. Patient Monitoring R&D was higher this year due to reduced capitalization of software development costs for the Panorama.

         R&D expenses for the Interventional Products / Vascular Grafts segment decreased $0.6 million or 21% to $2.2 million in the first quarter of fiscal 2006, with the decrease due to reduced spending at InterVascular. R&D expenses at InterVascular were lower this year due to the termination of an R&D project in the fourth quarter of fiscal 2005.

         The balance of consolidated R&D is in Corporate and Other and amounted to $0.8 million in the first quarter of fiscal 2006, unchanged from last year.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expenses increased 3% to $34.5 million in the first quarter of fiscal 2006, or 39.1% of sales compared to $33.4 million or 41.6% of sales in the first quarter last year.

         SG&A expenses for the Cardiac Assist / Monitoring Products segment increased $1.9 million or 8% to $24.7 million in the first quarter of fiscal 2006, with the increase primarily attributable to additions to, and filling of, field sales and clinical education positions as compared to the prior year period.

         SG&A expenses for the Interventional Products / Vascular Grafts segment decreased 11% to $1.2 million in the first quarter of fiscal 2006 due to the elimination of the InterVascular U.S. sales organization.

         Segment SG&A expenses include fixed corporate G&A charges that are offset in Corporate and Other.

     SPECIAL GAIN

         In the first quarter of fiscal 2006, we recorded a pretax gain of $0.8 million related to the sale of an unused facility in Vaals, the Netherlands, that was closed as part of a restructuring program at the end of fiscal 2002.

     INTEREST INCOME

         Interest income was $0.5 million in the first quarter, unchanged from last year. A decrease in the average portfolio to $50.5 million from $67.1 million was offset by an increase in the average yield from 3.2% to 3.9%. The decrease in the average portfolio was primarily attributable to selling short-term investments at the beginning of the second quarter of fiscal 2005 to fund the payment of the special dividend paid on October 8, 2004 ($29.6 million).

     OTHER, NET

         Other expense increased $0.7 million compared to the first quarter last year. In the first quarter of fiscal 2006, we recorded an impairment loss of approximately $0.6 million related to the write-down of marketable investments that will be liquidated during fiscal 2006 as part of our planned repatriation of foreign earnings of approximately $30 million.

     INCOME TAXES

         In the first quarter of fiscal 2006, the consolidated effective tax rate was 26.6%, compared to 31.0% in the first quarter last year. The lower tax rate was primarily attributable to an increased benefit from foreign earnings taxed at a lower rate, a greater benefit for the Federal Research Credit and the utilization of a foreign tax loss carryforward, that had a valuation allowance, on the $0.8 million special gain. We currently estimate that our effective tax rate, excluding the special gain, will approximate 29.5 percent during the remainder of 2006. However, our effective tax rate could be impacted positively or negatively by geographic changes in our earnings.

     NET EARNINGS

         Net earnings were $6.1 million or $0.40 per diluted share in the first quarter of fiscal 2006 compared to $4.7 million or $0.31 per diluted share for the same period last year.

         Net earnings in the first quarter of fiscal 2006 included a special gain of $0.8 million after tax or $0.05 per diluted share. Net earnings were above last year primarily due to the special gain and increased earnings in the Cardiac Assist / Monitoring Products segment.

     LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $135.6 million at September 30, 2005, compared to $129.0 million at June 30, 2005. The current ratio was 3.6:1 compared to 3.2:1. The current ratio improved due to a decrease in current liabilities, attributable to repayment of short-term borrowings of $4.0 million and a reduction of $5.0 million in accrued expenses partially offset by a $3.7 million increase in income taxes payable.

         In the first quarter of fiscal 2006, cash provided by operations was $9.3 million compared to $15.9 million last year, with the decrease primarily due to lower income tax refunds of $2.9 million in this year's first quarter versus $10.0 million last year.

         Net cash used in investing activities was $0.8 million, primarily attributable to $0.9 million for capitalized software and the purchase of $1.4 million of property, plant and equipment partially offset by proceeds from the sale of the Vaals facility. Net cash used in financing activities was $5.0 million, due to $1.0 million dividends paid and repayments of short-term borrowings of $4.0 million.

         On May 16, 2001, the Board of Directors authorized $40 million to buy shares of our common stock from time to time, subject to market conditions and other relevant factors affecting the Company. We purchased about 5 thousand of our common shares for approximately $144 thousand during the first quarter of fiscal 2006. To date we have repurchased approximately 915 thousand shares at a cost of $35.3 million. The remaining balance under the existing share repurchase program is $4.7 million.

         We believe that our existing cash balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current U.S. inflation has not significantly affected the Company.

     INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control, including the risk that the new product introductions planned for the vascular closure market will not reverse the sales decline in the Interventional Products division, that other new products may not be successful and that market conditions may change, particularly as the result of competitive activity in the markets served by the Company. Additional risks are the Company's dependence on certain unaffiliated suppliers (including single source manufacturers) for Patient Monitoring, Cardiac Assist and Interventional products, continued demand for the Company's products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

     CRITICAL ACCOUNTING POLICIES

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We regularly evaluate our estimates and assumptions on an on-going basis and adjust as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies include Revenue Recognition, Allowance for Doubtful Accounts, Inventory Valuation, Income Taxes and Pension Plan Actuarial Assumptions, as disclosed in our Form 10-K for fiscal year ended June 30, 2005.

     RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. We are in the process of evaluating this FSP and do not anticipate it will have a material impact on our consolidated financial statements.

         In December 2004, the FASB issued Statement No. 123R (revised 2004) "Share-Based Payment," (Statement 123R) that requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. We adopted Statement 123R, effective July 1, 2005, using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, will be recognized as service is rendered after the effective date. The impact of adopting Statement 123R on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Prior to July 1, 2005, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

     None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three month periods ended September 30, 2005 and 2004.

     As of September 30, 2005, we had a notional amount of $7.6 million of foreign exchange forward contracts outstanding, which were in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

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

    As noted in our Form 10-K for the fiscal year ended June 30, 2005, on March 18, 2005 Johns Hopkins University and Arrow International, Inc. ("Plaintiffs") filed a complaint against Datascope in the United States District Court for the District of Maryland seeking a permanent injunction and damages for patent infringement. They allege that the Company's ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We filed an answer denying such infringement. On September 1, 2005, we filed a summary judgement motion to dismiss the Plaintiff's complaint. Plaintiffs filed an answer to the motion and we are awaiting the Court's decision. In the meantime, discovery continues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    The following table sets forth information on repurchases by the Company of its common stock during the first quarter of fiscal year 2006.

                                                               Total Number of Shares     Total Value of Shares that
                              Total Number                           Purchased            May Yet Be Purchased Under
                               of Shares     Average Price     as a Part of Publicly             the Programs
         Fiscal Period         Purchased       Per Share         Announced Programs               ($ 000's)
    ------------------------ --------------- --------------- --------------------------- -----------------------------
    7/01/05 - 7/31/05                    -   $          -                       -              $          4,825
    8/01/05 - 8/31/05                  584          31.49                     584                         4,806
    9/01/05 - 9/30/05                4,000          31.39                   4,000                         4,681
                             --------------- --------------- --------------------------- -----------------------------
    Total First Quarter              4,584   $      31.41                   4,584              $          4,681
                             =============== =============== =========================== =============================

    The current stock repurchase program was announced on May 16, 2001. Approval was granted for up to $40 million in repurchases and there is no expiration date on the current program.

Item 5.  Other Information

         Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the Registrant filed a Form 8-K dated July 21, 2005, pertaining to the Earnings Release of Datascope Corp. dated July 19, 2005, and a Form 8-K dated August 4, 2005, pertaining to the Earnings Release of Datascope Corp. dated August 3, 2005.

Item 6.  Exhibits

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


                                     DATASCOPE CORP.
                                     Registrant



                                     By:    /s/ Lawrence Saper
                                           -------------------------------------
                                           Lawrence Saper
                                           Chairman of the Board and
                                           Chief Executive Officer



                                     By:    /s/ Murray Pitkowsky
                                           -------------------------------------
                                           Murray Pitkowsky
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer



Dated: November 9, 2005