Form 10-Q
period 2005-12-31
DATASCOPE CORP
filed 2006-02-09
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2005

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to

                        Commission File Number 000-06516
                                               ----------

                                 DATASCOPE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   13-2529596
--------------------------------------------------------------------------------
(State of other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

    14 Philips Parkway, Montvale, New Jersey            07645-9998
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES    NO  x
                                           ---

Number of Shares of Company's Common Stock outstanding as of January 31, 2006:
14,888,164.

                                 Datascope Corp.

                                 Form 10-Q Index

                                                                                                               Page
Part I.  FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets at
                    December 31, 2005 (Unaudited) and June 30, 2005                                           1

                    Condensed Consolidated Statements of Earnings
                    Three and Six Months Ended
                    December 31, 2005 and 2004 (Unaudited)                                                    2

                    Condensed Consolidated Statements of Cash Flows
                    Six Months Ended December 31, 2005 and 2004 (Unaudited)                                   3

                    Notes to Condensed Consolidated Financial Statements (Unaudited)                       4-11

     Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                             12-20

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk                               20

     Item 4.        Controls and Procedures                                                                  20

Part II.  OTHER INFORMATION

     Item 1.        Legal Proceedings                                                                        21

     Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                              21

     Item 4.        Submission of Matters to a Vote of Security Holders                                      21

     Item 5.        Other Information                                                                        22

     Item 6.        Exhibits                                                                                 22

Signatures                                                                                                   23

Exhibit 31.1.       Certification of Principal Executive Officer Regarding Facts
                    and Circumstances Relating to Quarterly Reports                                          24

Exhibit 31.2.       Certification of Principal Financial Officer Regarding Facts
                    and Circumstances Relating to Quarterly Reports                                          25

Exhibit 32.1.       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                26

PART I.  FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

                        DATASCOPE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                       DEC 31,                   JUNE 30,
                                                                                        2005                       2005
                                                                                ----------------------     ----------------------
       ASSETS                                                                                                         (a)
       Current assets:
         Cash and cash equivalents                                              $              17,721      $              12,188
         Short-term investments                                                                29,759                     30,384
         Accounts receivable less allowance for
           doubtful accounts of $2,538 and $2,279                                              76,197                     74,145
         Inventories, net                                                                      56,617                     54,626
         Prepaid income taxes                                                                      --                        645
         Prepaid expenses and other current assets                                              8,195                     11,157
         Current deferred taxes                                                                 6,220                      5,294
                                                                                ----------------------     ----------------------
             Total current assets                                                             194,709                    188,439

       Property, plant and equipment, net of accumulated
          depreciation of $87,118 and $82,427                                                  84,873                     87,648
       Long-term investments                                                                   22,568                     22,813
       Intangible assets                                                                       20,680                     20,908
       Goodwill                                                                                 4,065                      4,065
       Other assets                                                                            33,048                     33,209
                                                                                ----------------------     ----------------------
                                                                                $             359,943      $             357,082
                                                                                ======================     ======================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable                                                       $              18,407      $              18,850
         Dividends payable                                                                     15,913                      1,036
         Accrued expenses                                                                      15,012                     16,283
         Accrued compensation                                                                  13,118                     15,335
         Short-term debt                                                                           --                      4,000
         Deferred revenue                                                                       3,232                      3,975
         Income taxes payable                                                                     882                         --
                                                                                ----------------------     ----------------------
             Total current liabilities                                                         66,564                     59,479

       Other liabilities                                                                       32,124                     31,738
       Commitments and contingencies
       Stockholders' equity:
         Preferred stock, par value $1.00 per share:
           Authorized 5,000 shares; Issued, none                                                   --                         --
         Common stock, par value $.01 per share:
           Authorized, 45,000 shares;
           Issued, 18,349 and 18,256 shares                                                       183                        183
         Additional paid-in capital                                                            91,610                     88,773
         Treasury stock at cost, 3,465 and 3,460 shares                                      (105,319)                  (105,175)
         Retained earnings                                                                    286,062                    292,524
         Accumulated other comprehensive loss:
           Cumulative translation adjustments                                                  (3,579)                    (2,713)
           Minimum pension liability adjustments                                               (7,503)                    (7,503)
           Unrealized loss on available-for-sale securities                                      (199)                      (224)
                                                                                ----------------------     ----------------------
             Total stockholders' equity                                                       261,255                    265,865
                                                                                ----------------------     ----------------------
                                                                                $             359,943      $             357,082
                                                                                ======================     ======================

           (a) Derived from consolidated audited financial statements See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      SIX MONTHS ENDED                             THREE MONTHS ENDED
                                                        DECEMBER 31,                                  DECEMBER 31,
                                           ----------------------------------------      ----------------------------------------
                                                   2005                  2004                    2005                  2004
                                           ------------------    ------------------      ------------------    ------------------

NET SALES                                  $         180,800     $         163,000       $          92,500     $          82,700
Cost of sales                                         77,265                65,424                  39,838                33,472
Cost of sales, special charge                          2,444                    --                   2,444                    --
                                           ------------------    ------------------      ------------------    ------------------
    Gross profit                                     101,091                97,576                  50,218                49,228

Operating expenses:
  Research and development
    expenses                                          18,146                17,368                   9,381                 8,732
  Selling, general and
    administrative expenses                           69,348                68,754                  34,863                35,329
  Special gain                                          (810)                   --                      --                    --
                                           ------------------    ------------------      ------------------    ------------------
                                                      86,684                86,122                  44,244                44,061
                                           ------------------    ------------------      ------------------    ------------------
OPERATING EARNINGS                                    14,407                11,454                   5,974                 5,167
Other (income) expense:
  Interest income                                     (1,093)                 (970)                   (548)                 (437)
  Interest expense                                        93                    84                      35                    76
  Other, net                                           1,071                   285                     402                   313
                                           ------------------    ------------------      ------------------    ------------------
                                                          71                  (601)                   (111)                  (48)
                                           ------------------    ------------------      ------------------    ------------------
EARNINGS BEFORE TAXES ON INCOME                       14,336                12,055                   6,085                 5,215
Taxes on income                                        3,829                 3,617                   1,634                 1,497
                                           ------------------    ------------------      ------------------    ------------------
NET EARNINGS                               $          10,507     $           8,438       $           4,451     $           3,718
                                           ==================    ==================      ==================    ==================

Earnings per share, basic                              $0.71                 $0.57                   $0.30                 $0.25
                                           ==================    ==================      ==================    ==================

Weighted average common
   shares outstanding, basic                          14,816                14,793                  14,834                14,794
                                           ==================    ==================      ==================    ==================

Earnings per share, diluted                            $0.69                 $0.55                   $0.29                 $0.24
                                           ==================    ==================      ==================    ==================

Weighted average common
   shares outstanding, diluted                        15,140                15,234                  15,162                15,256
                                           ==================    ==================      ==================    ==================



            See notes to condensed consolidated financial statements

                        DATASCOPE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                       2005                  2004
                                                                                  ----------------     ------------------
OPERATING ACTIVITIES:
     Net Earnings                                                                         $10,507                 $8,438
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation                                                                       7,642                  7,254
         Amortization                                                                       2,574                  2,270
         Provision for supplemental pension                                                   604                    557
         Provision for losses on accounts receivable                                          362                      5
         Provision for inventory obsolescence                                                 630                    743
         Cash surrender value of officers life insurance                                     (192)                  (150)
         Gain on sale of Vaals facility                                                      (810)                    --
         Deferred income tax (benefit)                                                       (785)                 1,635
         Tax benefit relating to stock options exercised                                      178                    657
         Special charges - asset write-offs                                                 1,614                     --
     Changes in assets and liabilities:
         Accounts receivable                                                               (2,867)                 7,178
         Inventories                                                                       (7,150)               (11,027)
         Prepaid expenses and other assets                                                  3,320                  6,697
         Accounts payable                                                                    (402)                 1,535
         Income taxes payable                                                                 882                     --
         Accrued and other liabilities                                                     (4,094)                (3,443)
                                                                                  ----------------     ------------------
     Net cash provided by operating activities                                             12,013                 22,349
                                                                                  ----------------     ------------------
INVESTING ACTIVITIES:
     Capital expenditures                                                                  (2,830)                (3,955)
     Proceeds from sale of Vaals facility                                                   1,155                     --
     Purchases of investments                                                             (29,353)               (21,489)
     Maturities of investments                                                              2,178                 14,402
     Sales of investments                                                                  28,065                 18,923
     Capitalized software                                                                  (1,899)                (2,830)
     Purchased technology and licenses                                                       (196)                (2,274)
                                                                                  ----------------     ------------------
     Net cash (used in) provided by investing activities                                   (2,880)                 2,777
                                                                                  ----------------     ------------------
FINANCING ACTIVITIES:
     Short-term borrowings                                                                     --                 10,000
     Repayments of short-term borrowings                                                   (4,000)                    --
     Treasury shares acquired under repurchase programs                                      (144)                (6,845)
     Exercise of stock options                                                              2,572                  4,923
     Cash dividends paid                                                                   (2,074)               (31,395)
                                                                                  ----------------     ------------------
     Net cash used in financing activities                                                 (3,646)               (23,317)
                                                                                  ----------------     ------------------

     Effect of exchange rates on cash                                                          46                 (1,202)
                                                                                  ----------------     ------------------

Increase in cash and cash equivalents                                                       5,533                    607
Cash and cash equivalents, beginning of period                                             12,188                  8,123
                                                                                  ----------------     ------------------

Cash and cash equivalents, end of period                                                  $17,721                 $8,730
                                                                                  ================     ==================

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
       Income taxes paid                                                                   $5,149                 $2,675
                                                                                  ----------------     ------------------
       Income taxes refunded                                                              ($2,935)              ($10,004)
                                                                                  ----------------     ------------------
     Non-cash investing and financing activities:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                                $3,068                 $5,411
                                                                                  ----------------     ------------------
       Dividends declared, not paid                                                       $15,932                 $1,037
                                                                                  ----------------     ------------------

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

In November 2005, the FASB issued FASB Staff Position FSP 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative method that consists of: (1) a computation that creates a beginning balance of the additional paid-in-capital
(APIC) pool related to employee compensation; and (2) a simplified method to determine how awards that are fully vested and outstanding when Statement 123R is adopted will subsequently affect the APIC pool. The guidance in this FSP is effective after November 10, 2005. Entities may make a one-time election to apply the transition method discussed in this FSP. That one-time election may be made within one year of an entity's adoption of Statement 123R's guidance or the FSP's effective date, whichever is later. The Company is reviewing the issue and will determine if it will adopt the alternative method by the end of fiscal year 2006.

2. INVENTORIES, NET

Inventories, net are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                             Dec 31,           June 30,
                                               2005              2005
                                          ---------------   ---------------
            Materials                            $23,797           $22,049
            Work in Process                       11,609            11,097
            Finished Goods                        21,211            21,480
                                          ---------------   ---------------
                                                 $56,617           $54,626
                                          ===============   ===============

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)


3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the six months ended December 31, 2005 were as follows:

       Net earnings                                                   $10,507
       Foreign currency translation adjustments                          (866)
       Common stock and additional paid-in
             capital effects of stock option activity                   2,837
       Cash dividends declared on common stock                        (16,969)
       Purchases under stock repurchase programs                         (144)
       Unrealized gain on available-for-sale securities                    25
                                                                 -------------
       Total decrease in stockholders' equity                         ($4,610)
                                                                 =============

4.  EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three and six months ended December 31, 2005 and 2004 is shown below.

                                                                  Six Months Ended                  Three Months Ended
                                                             ----------------------------      -----------------------------
                                                              12/31/05        12/31/04           12/31/05        12/31/04
                                                             ------------   -------------      -------------   -------------
Net earnings                                                     $10,507          $8,438             $4,451          $3,718
                                                             ============   =============      =============   =============
Weighted average shares outstanding
for basic earnings per share                                      14,816          14,793             14,834          14,794
Effect of dilutive employee stock options                            324             441                328             462
                                                             ------------   -------------      -------------   -------------
Weighted average shares outstanding
for diluted earnings per share                                    15,140          15,234             15,162          15,256
                                                             ============   =============      =============   =============
Basic earnings per share                                           $0.71           $0.57              $0.30           $0.25
                                                             ============   =============      =============   =============
Diluted earnings per share                                         $0.69           $0.55              $0.29           $0.24
                                                             ============   =============      =============   =============

Stock options outstanding amounting to 758 thousand and 328 thousand shares for the six months ended December 31, 2005 and 2004, respectively, and 759 thousand and 275 thousand shares for the three months ended December 31, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share, as the effect of their inclusion would have been antidilutive.

5.  COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended December 31, 2005 and 2004 is shown below.

                                                                  Six Months Ended                  Three Months Ended
                                                             ----------------------------      -----------------------------
                                                              12/31/05        12/31/04           12/31/05        12/31/04
                                                             ------------   -------------      -------------   -------------
       Net earnings                                              $10,507          $8,438             $4,451          $3,718
       Foreign currency translation (loss) gain                     (866)          2,815               (532)          2,408
       Unrealized gain (loss) on available-for-sale
          securities                                                  25             390                 23            (212)
                                                             ------------   -------------      -------------   -------------
       Total comprehensive income                                 $9,666         $11,643             $3,942          $5,914
                                                             ============   =============      =============   =============

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

6.  SEGMENT INFORMATION

We develop, manufacture and sell medical devices in two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts.

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

We aggregate our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue. Net sales and operating earnings are shown below.

                                                         Cardiac         Interventional
                                                        Assist /           Products /           Corporate
                                                       Monitoring           Vascular               and
                                                        Products             Grafts               Other            Consolidated
-------------------------------------------------   ------------------  ------------------  ------------------   ------------------
Six months ended December 31, 2005
-------------------------------------------------
Net sales to external customers                              $153,511             $26,420                $869             $180,800
                                                    ------------------  ------------------  ------------------   ------------------
Operating earnings (loss)                                     $23,009             ($7,842)              ($760)             $14,407
                                                    ------------------  ------------------  ------------------   ------------------

-------------------------------------------------
Six months ended December 31, 2004
-------------------------------------------------
Net sales to external customers                              $131,679             $30,626                $695             $163,000
                                                    ------------------  ------------------  ------------------   ------------------
Operating earnings (loss)                                     $15,924             ($4,651)               $181              $11,454
                                                    ------------------  ------------------  ------------------   ------------------

-------------------------------------------------
Three months ended December 31, 2005
-------------------------------------------------
Net sales to external customers                               $79,333             $12,758                $409              $92,500
                                                    ------------------  ------------------  ------------------   ------------------
Operating earnings (loss)                                     $12,257             ($5,662)              ($621)              $5,974
                                                    ------------------  ------------------  ------------------   ------------------

-------------------------------------------------
Three months ended December 31, 2004
-------------------------------------------------
Net sales to external customers                               $67,091             $15,245                $364              $82,700
                                                    ------------------  ------------------  ------------------   ------------------
Operating earnings (loss)                                      $7,221             ($2,866)               $812               $5,167
                                                    ------------------  ------------------  ------------------   ------------------

-------------------------------------------------   --------------------------------------  ---------------------------------------
Reconciliation to consolidated earnings                       Six Months Ended                        Three Months Ended
    before taxes on income:                            12/31/2005          12/31/2004          12/31/2005           12/31/2004
-------------------------------------------------   ------------------  ------------------  ------------------   ------------------
Consolidated operating earnings                               $14,407             $11,454              $5,974               $5,167
Interest income, net                                            1,000                 886                 513                  361
Other (expense) income                                         (1,071)               (285)               (402)                (313)
                                                    ------------------  ------------------  ------------------   ------------------
Consolidated earnings before taxes on income                  $14,336             $12,055              $6,085               $5,215
                                                    ==================  ==================  ==================   ==================

Net sales of life science products by Genisphere are included within Corporate and Other. Segment SG&A expenses include fixed corporate G&A charges. Operating loss within Corporate and Other in fiscal 2006 includes the gain on sale of an unused facility of $0.8 million. Operating loss within Interventional Products/Vascular Grafts in fiscal 2006 includes a special charge of $2.7 million related to the postponement of the market launch of the X-Site vascular closure device.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

7. STOCK-BASED COMPENSATION

We adopted FASB Statement No. 123R (revised 2004) "Share-Based Payment," (Statement 123R) effective July 1, 2005 using the modified prospective method. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, will be recognized as service is rendered after the effective date. Stock-based compensation expense for the three and six months ended December 31, 2005, was $46 and $88 thousand, $28 and $52 thousand after tax, respectively.

The following table details the effect on net income and earnings per share had stock-based compensation expense for our stock option plans been recorded in fiscal year 2005 based on the fair value method under FAS 123. The reported and pro forma net income and earnings per share for the three and six months ended December 31, 2005 are the same since stock-based compensation expense is calculated under the provisions of Statement 123R. These amounts are included in the table below to provide a comparative presentation to the three and six months ended December 31, 2004.

                                                                Six Months Ended                   Three Months Ended
                                                                  December 31,                        December 31,
                                                         -------------------------------     -------------------------------
                                                             2005             2004               2005             2004
                                                         --------------   --------------     --------------   --------------
Net earnings - as reported                                     $10,507           $8,438             $4,451           $3,718

Add: Total stock-based employee compensation
expense included in determination of net income
as reported, net of related tax effects                             52               --                 28               --

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                         (52)          (1,654)               (28)            (764)
                                                         --------------   --------------     --------------   --------------
Net earnings - pro forma                                       $10,507           $6,784             $4,451           $2,954
                                                         ==============   ==============     ==============   ==============
Earnings per share:
        Basic - as reported                                      $0.71            $0.57              $0.30            $0.25
                                                         ==============   ==============     ==============   ==============
        Basic - pro forma                                        $0.71            $0.46              $0.30            $0.20
                                                         ==============   ==============     ==============   ==============
        Diluted - as reported                                    $0.69            $0.55              $0.29            $0.24
                                                         ==============   ==============     ==============   ==============
        Diluted - pro forma                                      $0.69            $0.45              $0.29            $0.19
                                                         ==============   ==============     ==============   ==============

On May 17, 2005, the Board of Directors approved the accelerated vesting of all stock options outstanding under the Company's Amended and Restated 1995 Stock Option Plan that had exercise prices per share higher than $28.52, the average of the high and low sales price of our stock on May 17, 2005. Options to purchase 769 thousand shares of our common stock became exercisable immediately, subject to an exercise price threshold requirement. As a result, stock-based compensation expense in the three- and six-month periods of fiscal 2006 was significantly lower than the same period last year.

STOCK OPTION PLANS

We maintain the following stock option plans: the Amended and Restated 1995 Employee Stock Option Plan, a stock option plan for non-employee directors and option agreements with certain consultants. The plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on date of grant, may be exercised in full or in installments, at the discretion of the board of directors, and must be exercised within ten years from date of grant. We recognize compensation expense on a straight-line basis over the vesting period, generally four years.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

7. STOCK-BASED COMPENSATION (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

In December 2005, shareholders approved the 2005 Equity Incentive Plan which authorizes several different types of awards, including stock options, performance shares, performance units, stock appreciation rights, restricted shares and deferred shares. The number of common shares available for award under this plan is 1.2 million. At December 31, 2005, no awards were granted or outstanding under the 2005 plan.

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

                                                            Six Months Ended                       Three Months Ended
                                                              December 31,                            December 31,
                                                    ----------------------------------     -----------------------------------
                                                         2005              2004                 2005               2004
                                                    ---------------   ----------------     ----------------   ----------------
        Risk-free interest rate                              4.25%              3.49%                4.33%              3.51%
        Expected life (in years)                               4.9                5.2                  4.9                5.2
        Expected volatility                                    30%                31%                  30%                31%
        Expected dividend yield                              0.79%              0.72%                0.78%              0.70%

Changes in the Company's stock options for the six months ended December 31, 2005 were as follows:

                                                                                     Weighted
                                                               Number of             Average
                                                                Options           Exercise Price
                                                             ---------------   ----------------
        Options outstanding, beginning of year                    2,477,153             $31.73
        Granted                                                      70,600              35.42
        Exercised                                                   (93,249)             27.58
        Forfeited                                                   (63,371)             34.42
                                                             ---------------   ----------------
        Options outstanding, end of period                        2,391,133             $31.93
                                                             ===============   ================
        Options exercisable, end of period                        2,300,554             $31.88
                                                             ===============   ================

The weighted average remaining contractual term was 6.6 years for stock options outstanding and exercisable as of December 31, 2005 and the total intrinsic value was approximately $6.3 million. The total intrinsic value for stock options exercised during the three and six months ended December 31, 2005 was approximately $0.5 million and $0.6 million, respectively. The weighted average fair value of options granted in the three and six months ended December 31, 2005 was $11.09 and $11.59 per share, respectively.

The amount of cash received from the exercise of stock options for the three and six months ended December 31, 2005 was approximately $2.4 million and $2.6 million, respectively, and the related tax benefits were approximately $0.2 million in the respective periods. As of December 31, 2005, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $0.7 million and is expected to be recognized over a weighted average period of approximately 2 years.

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

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

8. RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS - U.S. AND INTERNATIONAL

We have defined benefit pension plans designed to provide retirement benefits to substantially all U.S. employees and certain international employees. U.S. pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Retirement benefits under the international plan are based on years of service, final average earnings and social security benefits. Funding policies for the international plan are based on local statutes.

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

The components of net pension expense of our U.S. and international defined benefit pension plans and the SERPs include the following:

                                                                            Six Months Ended December 31,
                                                          -------------------------------------------------------------------
                                                              2005             2004               2005             2004
                                                          --------------   --------------     --------------   --------------
                                                              U.S. and International                      SERPs
                                                          -------------------------------     -------------------------------
      Service Cost                                               $1,706           $1,534               $214             $193
      Interest Cost                                               1,886            2,098                416              427
      Expected return on assets                                  (1,549)          (1,789)                --               --
      Amortization of:
         net loss (gain)                                            694               36                 11              (63)
         unrecognized prior service cost                              7                9                (37)              --
                                                          --------------   --------------     --------------   --------------
            Net pension expense                                  $2,744           $1,888               $604             $557
                                                          ==============   ==============     ==============   ==============
      Employer contributions                                     $2,555           $2,229
                                                          ==============   ==============

                                                                           Three Months Ended December 31,
                                                          -------------------------------------------------------------------
                                                              2005             2004               2005             2004
                                                          --------------   --------------     --------------   --------------
                                                              U.S. and International                      SERPs
                                                          -------------------------------     -------------------------------
      Service Cost                                                 $854             $767               $107              $75
      Interest Cost                                                 943            1,049                208              166
      Expected return on assets                                    (774)            (894)                --               --
      Amortization of:
         net loss (gain)                                            346               18                  6              (24)
         unrecognized prior service cost                              3                4                (19)              --
                                                          --------------   --------------     --------------   --------------
            Net pension expense                                  $1,372             $944               $302             $217
                                                          ==============   ==============     ==============   ==============
      Employer contributions                                     $1,055              $64
                                                          ==============   ==============

9.  ACQUIRED INTANGIBLE ASSETS

The following is a summary of our intangible assets:

                                                             Dec 31,         June 30,
                                                              2005             2005
                                                          --------------   --------------
      Purchased technology and licenses, gross                  $21,678          $21,482
      Accumulated amortization                                     (998)            (574)
                                                          --------------   --------------
      Purchased technology and licenses, net                    $20,680          $20,908
                                                          ==============   ==============

Purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture-based vascular closure device, the ProLumen thrombectomy device purchased from Rex Medical, LP and a license for the manufacture of our Anestar anesthesia delivery system. Amortization expense for the six months ended December 31, 2005 and 2004 was $424 thousand and $183 thousand, respectively.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

9. ACQUIRED INTANGIBLE ASSETS (CONTINUED)

At December 31, 2005, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.8 million for the remaining six months of fiscal 2006, and $1.9 million, $2.1 million, $2.3 million and $2.6 million for fiscal years 2007, 2008, 2009 and 2010, respectively.

Goodwill

Goodwill as of December 31, 2005 and 2004 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the six months ended December 31, 2005. Of the $4.1 million in goodwill, $1.8 million is in the Interventional Products / Vascular Grafts segment and $2.3 million is in Corporate and Other.

10. SPECIAL CHARGES

In the second quarter of fiscal 2006, we recorded a special charge totaling $2.7 million, $1.8 million after tax or $0.12 per diluted share, related to the postponement of the launch of the X-Site vascular closure device in the United States. The postponement is the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory.

On December 28, 2005, we approved a plan to reduce operating expenses in conjunction with the decision to delay the launch of the X-Site device. As a result, we eliminated 33 positions, or 20% of the workforce in the Interventional Products Division at a cost of $0.4 million for severance and other one-time termination benefits. Substantially all of the terminated employees left the Company by the end of December. The severance payments will be completed by the end of fiscal 2006. The workforce reductions are expected to save approximately $4 million on an annualized basis. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $0.7 million for purchase commitments and contract termination costs. The special charge is reflected in the Interventional Products / Vascular Grafts segment ($2.4 million cost of sales, $0.1 million R&D and $0.2 million SG&A).

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

During the first half of fiscal 2006, contractual obligations of $0.4 million and severance of $0.5 million were paid. The remaining liability for the fiscal 2005 special charges at December 31, 2005 of $0.4 million consists of accrued severance that will be paid by the end of fiscal 2006.

11.  COMMITMENTS AND CONTINGENCIES

LITIGATION

We are subject to certain legal actions, including product liability matters, arising in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability for product liability litigation. In accordance with generally accepted accounting principles we accrue for legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In consideration of the cases described in our Form 10-K for the fiscal year ended June 30, 2005, and as updated below, we have recorded accruals as of December 31, 2005 which are not considered significant.

As noted in our Form 10-K for the fiscal year ended June 30, 2005, on March 18, 2005 Johns Hopkins University and Arrow International, Inc. ("Plaintiffs") filed a complaint against Datascope in the United States District Court for the District of Maryland seeking a permanent injunction and damages for patent infringement. They allege that the Company's ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We filed an answer denying such infringement. On September 1, 2005, we filed a summary judgment motion to dismiss the Plaintiffs' complaint. Plaintiffs filed an answer to the motion and the Court denied our motion on January 18, 2006. Discovery in this matter is ongoing.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CREDIT ARRANGEMENTS

The credit lines disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2005 that were scheduled to expire in October 2005, November 2005 and March 2006 were renewed. At December 31, 2005, we had available unsecured lines of credit totaling $99.4 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $25.0 million expires in October 2006, $24.0 million expires in November 2006 and $25.0 million expires in March 2007. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.4 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor. On September 30, 2005, we repaid the balance of our $4.0 million short-term unsecured borrowing.

OTHER CONTINGENCIES

Pursuant to agreements with X-Site Medical, LLC and Rex Medical LP, we have contingent commitments to make additional payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable.

12.  REGULAR AND SPECIAL DIVIDENDS

The Board of Directors declared a special cash dividend of $1.00 per share, or $14.9 million, on November 28, 2005 and a quarterly cash dividend of $0.07 per share, or $1.0 million, on December 6, 2005. The dividends were paid on January 18, 2006 to shareholders of record on December 27, 2005. The regular quarterly dividend of 7 cents per share for the first quarter of fiscal 2006 was paid on October 6, 2005 to shareholders of record on September 28, 2005.

In September 2004, the Board of Directors declared a special dividend of $2.00 per share, or $29.6 million, and an increase in our regular quarterly dividend to 7 cents per share from 5 cents per share. Both dividends were paid on October 8, 2004 to shareholders of record on September 30, 2004. The regular quarterly dividend of 7 cents per share for the second quarter of fiscal 2005 was paid on January 18, 2005 to shareholders of record on December 27, 2004.

13.  INCOME TAXES

In the second quarter and first six months of fiscal 2006, the consolidated effective tax rate was 26.9% and 26.7% compared to 28.7% and 30.0% in the second quarter and first six months last year. The lower tax rates in the fiscal 2006 periods was primarily attributable to an increased benefit from foreign earnings taxed at a lower rate, the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $0.8 million special gain, and the $2.7 million special charges, which are deductible at higher U.S. effective tax rates. The above items were partially offset by a reduced benefit for the U.S. Research Credit, due to its expiration on December 31, 2005, and an incremental phase-out of the extraterritorial income exclusion. We currently estimate that our effective tax rate, excluding special charges / gains, will approximate 29.5 percent during the remainder of fiscal 2006. However, our effective tax rate could be impacted positively or negatively by changes in the geographic mix of our earnings.

14.  SUBSEQUENT EVENT

In January 2006, we acquired assets and technology related to Ethicon's Clearglide(R) endoscopic vessel harvesting product line (EVH). Ethicon is a Johnson & Johnson company. Endoscopic vessel harvesting devices enable less-invasive techniques for the harvesting of suitable vessels for use in conjunction with coronary artery bypass grafting. The vessel harvesting product line will be integrated into the Cardiac Assist Division, which markets its products to cardiac surgeons who perform coronary bypass graft surgery.

The purchase price was approximately $1.8 million in cash, including related expenses, and was accounted for using the purchase method of accounting. The aggregate purchase price for the EVH product line will be allocated to tangible assets and intangible assets (purchased technology), based on their fair values, and will be amortized over approximately seven years.

                        DATASCOPE CORP. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

     We are a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. Our products are sold principally by direct sales representatives in the United States and a combination of direct sales representatives and independent distributors in international markets. Our largest geographic markets are the United States, Europe and Japan.

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

     Our sales growth depends upon the successful development and marketing of new products. We have continued to increase our investment in research and development (R&D). In the second quarter and first six months of fiscal 2006 we increased R&D spending 7% and 4%, compared to the corresponding periods last year. We expect to increase R&D spending in the second half of fiscal 2006 as compared to 2005. We also plan to increase sales through selective acquisitions of products and technologies from other companies. During the past two years we have made investments in new technologies, including the ProLumen(TM) thrombectomy device and the X-Site(R) vascular closure device.

     Our financial position continued strong at the end of December 2005. Cash and short- and long-term marketable investments were $65.0 million compared to $60.4 million at June 30, 2005. In September 2005, we repaid the $4.0 million short-term debt outstanding. We paid a special cash dividend of $1.00 per share, or $14.9 million on January 18, 2006, along with the regular quarterly dividend of 7 cents per share or $1.0 million.

RESULTS OF OPERATIONS

     NET SALES

     Net sales were $92.5 million in the second quarter and $180.8 million in the first six months of fiscal 2006, compared to $82.7 million and $163.0 million, respectively, for the corresponding periods last year. Sales in the second quarter and first six months last year were affected by the deferral into the third fiscal quarter of $6.1 million of Panorama(TM) sales because validation of a new software release was not completed in the second quarter. Unfavorable foreign exchange translation, as a result of the strengthened U.S. dollar relative to the Euro and the British Pound, decreased sales by $1.3 million in the second quarter and first six months of fiscal 2006.

     Sales in the U.S. of $57.9 million and $113.9 million in the second quarter and first six months of fiscal 2006 compared to $50.2 million and $102.0 million, respectively, for the corresponding periods last year. The increase was attributable primarily to higher sales in the Cardiac Assist / Monitoring Products segment and the aforementioned $6.1 million Panorama sales delay last year. Sales in international markets of $34.6 million and $66.9 million, respectively, in the second quarter and first six months of fiscal 2006 increased 6% and 10%, respectively, (10% and 12%, respectively, excluding unfavorable foreign exchange translation) compared to the corresponding periods last year due to increased sales in the Cardiac Assist / Monitoring Products segment.

         Sales of the Cardiac Assist / Monitoring Products segment were $79.3 million in the second quarter of fiscal 2006 compared to $67.1 million, and $153.5 million in the first six months of fiscal 2006 compared to $131.7 million last year.

              Sales of patient monitoring products were $41.8 million in the second quarter of fiscal 2006, compared to $32.9 million last year. If the aforementioned $6.1 million of Panorama sales were included in last year's second quarter, sales would have been 7% above last year. Unfavorable foreign exchange translation decreased sales by $0.4 million compared to last year. Orders for Panorama systems reached a record level in the second quarter of fiscal 2006. Continued sales increases of non-invasive blood pressure monitors including the Duo(TM) monitor, and sales of the Anestar(R) anesthesiology delivery system and Masimo SET(R)(1) pulse oximetry sensors also contributed to sales growth. Sales were $79.4 million in the first six months of fiscal 2006, compared to $64.9 million last year due to the same reasons discussed above.

              Sales of cardiac assist products were $37.5 million, 10% higher than last year. Unfavorable foreign exchange translation decreased sales by $0.6 million compared to last year. Worldwide shipments of balloon pumps, principally the company's CS100(R) automatic balloon pump, were at a record level. International unit shipments of intra-aortic balloons also set a record. In the first six months of fiscal 2006, sales of cardiac assist products were $74.2 million, an 11% increase compared to $66.7 million last year, with the increase due to the same reasons discussed above.

              On January 3, 2006, Datascope acquired assets and technology of Ethicon's Clearglide(R) endoscopic vessel harvesting (EVH) product line. Ethicon is a Johnson & Johnson company. EVH is a less-invasive alternative to surgical harvesting of blood vessels for use in coronary bypass. The benefits of EVH include far less trauma and reduced leg wound complications. The EVH product line will be integrated with the Cardiac Assist Division which markets its products to cardiac surgeons who perform coronary artery bypass procedures. The EVH market is estimated at $80 million annually, based on an estimated 40% penetration of EVH in coronary bypass. We believe that our strength in the cardiac surgery market and our plans for product improvement should lead to significant growth of the cardiac assist business.

         Sales of the Interventional Products / Vascular Grafts segment were $12.8 million in the second quarter compared to $15.2 million, and $26.4 million in the first six months of fiscal 2006 compared to $30.6 million last year.

-----------
(1) Masimo SET is a registered trademark of Masimo Corporation.

              Sales of interventional products in the second quarter of fiscal 2006 were $5.6 million, 22% below last year, as sales of vascular closure devices continued to decline. As in prior periods, the decline was partially offset by sales of non-closure products. These grew 51% to account for 30% of total interventional product sales, double that of last year. In the first six months of fiscal 2006, sales of interventional products were $11.9 million compared to $15.0 million last year, with the decrease due to the continued reduction in sales of vascular closure devices.

              In December 2005, we deferred the full market launch of our X-Site vascular closure device as a result of market feedback from the limited launch which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory. The launch of the X-Site suture-based vascular closure device is now projected for the second quarter of fiscal 2007 (see Special Charges). The introduction of On-Site(TM), our new collagen-based vascular closure device remains on schedule for the current quarter.

              InterVascular sales at $7.1 million were 11% below last year, primarily due to the shift from direct sales to lower priced sales to InterVascular's exclusive U.S. distributor, W. L. Gore & Associates, Inc. (Gore), which became effective on May 1, 2005. Despite distributor pricing to Gore, InterVascular's profitability increased because costs associated with direct selling in the United States were eliminated. Other factors contributing to InterVascular's 11% sales decline were the effects of competitive pressure on pricing in the European countries in which we sell directly, and unfavorable foreign exchange translation of $0.3 million. In the first six months of fiscal 2006, sales of InterVascular products were $14.5 million compared to $15.6 million last year due to the same reasons discussed above.

         Sales of Genisphere products were $0.4 million and $0.9 million in the second quarter and first six months of fiscal 2006, compared to $0.4 million an $0.7 million for the corresponding periods last year. The increase in sales in the six-month period was primarily attributable to sales of new products.

     GROSS PROFIT

         Gross margin was 54.3% for the second quarter and 55.9% for the first six months of fiscal 2006 compared to 59.5% and 59.9%, respectively, for the corresponding periods last year. The decrease in gross margin in the fiscal 2006 periods was primarily due to sales mix as a result of lower sales of higher margin VasoSeal(R) devices, increased sales of patient monitoring products and intra-aortic balloon pumps, sales of graft products to Gore, our exclusive U.S. distributor at distributor prices that are lower than market prices, and cost of sales special charges of $2.4 million related to the postponed market launch and redesign of the X-Site device (see Special Charges). The X-Site cost of sales special charge was equivalent to 2.6 points and 1.4 points of gross margin in the second quarter and first six months of fiscal 2006, respectively.

     RESEARCH AND DEVELOPMENT EXPENSE (R&D)

         R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense increased 7% to $9.4 million in the second quarter of fiscal 2006, equivalent to 10.1% of sales compared to $8.7 million, or 10.6% of sales for the same period last year. R&D expenses increased 4% to $18.1 million in the first six months of fiscal 2006, equivalent to 10.0% of sales compared to $17.4 million or 10.7% of sales for the same period last year.

         R&D expense for the Cardiac Assist / Monitoring Products segment increased $1.6 million or 35% to $6.2 million in the second quarter and $2.4 million or 25% to $12.0 million in the first six months of fiscal 2006 compared to $4.6 million and $9.6 million, respectively, in the corresponding periods last year. Patient Monitoring and Cardiac Assist R&D was higher this year primarily due to reduced capitalization of software development costs for the Panorama as a new software release was launched in the third quarter last year.

         R&D expense for the Interventional Products / Vascular Grafts segment decreased $1.0 million or 28% to $2.6 million in the second quarter of fiscal 2006 and $1.7 million or 27% to $4.7 million in the first six months of fiscal 2006 compared to $3.6 million and $6.5 million, respectively, in the corresponding periods last year. The decrease was attributable to the termination of an R&D project in fiscal 2005. R&D expense in the Interventional Products / Vascular Grafts segment in the fiscal 2006 periods included X-Site special charges of $0.1 million (see Special Charges).

         The balance of consolidated R&D is in Corporate and Other and amounted to $0.5 million in the second quarter and $1.3 million in the first six months of fiscal 2006 compared to $0.5 million and $1.3 million, respectively, in the corresponding periods last year.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSE (SG&A)

         SG&A expense decreased 1% to $34.9 million in the second quarter of fiscal 2006, or 37.7% of sales compared to $35.3 million or 42.7% of sales last year. In the first six months of fiscal 2006, SG&A expense increased 1% to $69.4 million, or 38.4% of sales, compared to $68.8 million, or 42.2% of sales for the same period last year.

         SG&A expense for the Cardiac Assist / Monitoring Products segment decreased $1.1 million or 4% to $25.0 million in the second quarter of fiscal 2006 attributable to unfilled field sales positions and favorable foreign exchange translation. SG&A expense increased $0.7 million or 1% to $49.7 million in the first six months of fiscal 2006 attributable to increased selling and clinical education expenses compared to the prior year period.

         SG&A expense for the Interventional Products / Vascular Grafts segment decreased 8% to $9.6 million in the second quarter of fiscal 2006 and 10% to $19.0 million in the first six months of fiscal 2006, due to the elimination of the InterVascular U.S. sales organization as a result of our appointment of W. L. Gore & Associates, Inc. as exclusive U.S. distributor for InterVascular. SG&A expense in the Interventional Products / Vascular Grafts segment in the fiscal 2006 periods included X-Site special charges of $0.2 million (see Special Charges).

         Segment SG&A expense includes fixed corporate G&A charges that are offset in Corporate and Other.

     SPECIAL CHARGES

         In the second quarter of fiscal 2006, we recorded a special charge totaling $2.7 million related to the postponed launch of the X-Site vascular closure device in the United States. The delay is the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory.

         On December 28, 2005, we approved a plan to reduce operating expenses in conjunction with the decision to delay the launch of the X-Site device. As a result, we eliminated 33 positions, or 20% of the workforce in the Interventional Products Division at a cost of $0.4 million for severance and other one-time termination benefits. Substantially all of the terminated employees left the Company by the end of December. The severance payments will be completed by the end of fiscal 2006. The workforce reductions are expected to save approximately $4 million on an annualized basis. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $0.7 million for purchase commitments and contract termination costs. The special charge is reflected in the Interventional Products / Vascular Grafts segment ($2.4 million cost of sales, $0.1 million R&D and $0.2 million SG&A).

         In the first quarter of fiscal 2006, we recorded a pretax gain of $0.8 million related to the sale of an unused facility in Vaals, the Netherlands, that was closed as part of a restructuring program at the end of fiscal 2002. The special gain is included in Corporate SG&A.

     INTEREST INCOME

         Interest income was $0.5 million in the second quarter of fiscal 2006 compared to $0.4 million for the same period last year. An increase in the average yield from 3.5% to 3.8% was partially offset by a decrease in the average portfolio to $52.4 million from $55.8 million. Interest income was $1.1 million in the first six months of fiscal 2006 compared to $1.0 million last year with the increase due to the same reasons discussed above.

     OTHER, NET

         Other expense increased $0.1 million for the second quarter and $0.8 million for the first six months of fiscal 2006 compared to the corresponding periods last year attributable to impairment losses ($0.3 million in the second quarter and $0.8 million in the first six months of fiscal 2006) related to the write-down of marketable securities that will be liquidated during fiscal 2006 as part of our planned repatriation of foreign earnings of approximately $30 million.

     INCOME TAXES

         In the second quarter and first six months of fiscal 2006, the consolidated effective tax rate was 26.9% and 26.7% compared to 28.7% and 30.0% in the second quarter and first six months last year. The lower tax rate in the fiscal 2006 periods was primarily attributable to an increased benefit from foreign earnings taxed at a lower rate, the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $0.8 million special gain, and the $2.7 million special charge, which is deductible at higher U.S. effective tax rates. The above items were partially offset by a reduced benefit for the U.S. Research Credit, due to its expiration on December 31, 2005, and an incremental phase-out of the extraterritorial income exclusion. We currently estimate that our effective tax rate, excluding special charges/gains, will approximate 29.5% during the remainder of fiscal 2006. However, our effective tax rate could be impacted positively or negatively by changes in the geographic mix of our earnings.

     NET EARNINGS

         Net earnings were $4.5 million or $0.29 per diluted share in the second quarter of fiscal 2006 compared to $3.7 million or $0.24 per diluted share last year. Higher earnings in the second quarter of fiscal 2006 were primarily attributable to increased earnings in the Cardiac Assist / Monitoring Products segment and InterVascular and the effect on earnings last year of the Panorama sales delay ($2.6 million or $0.17 per share). Partially offsetting the above was the X-Site special charge of $2.7 million, $1.8 million after tax or $0.12 per diluted share in the second quarter of fiscal 2006, and losses in the Interventional Products Division.

         Net earnings were $10.5 million or $0.69 per diluted share in the first six months of fiscal 2006 compared to $8.4 million or $0.55 per diluted share for the same period last year. Higher earnings in the first six months of fiscal 2006 were primarily attributable to increased earnings in the Cardiac Assist / Monitoring Products segment and InterVascular, the special gain of $0.8 million or $0.05 per diluted share recorded in the first quarter, partially offset by the $2.7 million X-Site special charge and reduced earnings in the Interventional Products Division.

     SUBSEQUENT EVENT

         In January 2006, we acquired assets and technology related to Ethicon's Clearglide(R) endoscopic vessel harvesting product line (EVH). Ethicon is a Johnson & Johnson company. Endoscopic vessel harvesting devices enable less-invasive techniques for the harvesting of suitable vessels for use in conjunction with coronary artery bypass grafting.

         The vessel harvesting product line will be integrated into the Cardiac Assist Division, which markets its products to cardiac surgeons who perform coronary artery bypass graft surgery.

         The purchase price was approximately $1.8 million in cash, including related expenses, and was accounted for using the purchase method of accounting. The aggregate purchase price for the EVH product line will be allocated to tangible assets and intangible assets (purchased technology), based on their fair values, and will be amortized over approximately seven years.

     LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $128.1 million at December 31, 2005, compared to $129.0 million at June 30, 2005. The current ratio was 2.9:1 compared to 3.2:1. The decrease in the current ratio was due to an increase in dividends payable of $15 million related to the $1.00 per share special dividend.

         In the first six months of fiscal 2006, cash provided by operations was $12.0 million compared to $22.3 million last year, with the decrease primarily due to lower income tax refunds of $2.9 million in this year versus $10.0 million last year and an increase in accounts receivable and other current assets.

         Net cash used in investing activities was $2.9 million, primarily attributable to sales of investments of $28.1 million and maturities of investments of $2.2 million, partially offset by purchases of investments of $29.4 million, $1.9 million for capitalized software and the purchase of $2.8 million of property, plant and equipment, partially offset by proceeds from the sale of the Vaals facility ($1.2 million). Net cash used in financing activities was $3.6 million, due to $2.1 million dividends paid and repayments of short-term borrowings of $4.0 million, partially offset by stock option activity of $2.6 million.

         On November 28, 2005, the Board of Directors declared a special cash dividend of $1.00 per share payable on January 18, 2006 to shareholders of record on December 27, 2005.

         On December 6, 2005, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on January 18, 2006 to shareholders of record on December 27, 2005.

         To fund the payment of the special and regular dividends totaling $15.9 million, we borrowed $15.2 million on January 18, 2006 against one of our unsecured credit lines for up to 90 days at a 4.8% interest rate. The borrowing was done to take advantage of interest costs that are lower than the estimated losses that would have resulted upon the sale of our marketable securities before maturity. We expect to reduce our borrowings as funds are generated during the second half of fiscal 2006.

         On May 16, 2001, the Board of Directors authorized $40 million to buy shares of our common stock from time to time, subject to market conditions and other relevant factors affecting the Company. We purchased about 5 thousand of our common shares for approximately $144 thousand during the first six months of fiscal 2006. To date we have repurchased approximately 915 thousand shares at a cost of $35.3 million. The remaining balance under the existing share repurchase program is $4.7 million.

         The credit lines disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2005 that were scheduled to expire in October 2005, November 2005 and March 2006 were renewed. At December 31, 2005, we had available unsecured lines of credit totaling $99.4 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $25.0 million expires in October 2006, $24.0 million expires in November 2006 and $25.0 million expires in March 2007. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.4 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor. On September 30, 2005, we repaid the balance of our $4.0 million short-term unsecured borrowing.

         We believe that our existing cash balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current U.S. inflation has not significantly affected the Company.

     INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control, including the risk that the EVH product and plans for product improvement will not lead to significant growth of the cardiac assist business, that the introductions of X-Site and On-Site will be delayed, that new products may not be successful and that market conditions may change, particularly as the result of competitive activity in the markets served by the Company. Additional risks include our dependence on certain unaffiliated suppliers (including single source manufacturers) for Patient Monitoring, Cardiac Assist and Interventional products, continued demand for our products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

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

         In November 2005 the FASB issued FASB Staff Position FSP 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative transition method that consists of: (1) a computation that creates a beginning balance of the additional paid-in-capital (APIC) pool related to employee compensation; and (2) a simplified method to determine how awards that are fully vested and outstanding when Statement 123R is adopted will subsequently affect the APIC pool. The guidance in this FSP is effective after November 10, 2005. Entities may make a one-time election to apply the transition method discussed in this FSP. That one-time election may be made within one year of an entity's adoption of Statement 123R's guidance or the FSP's effective date, whichever is later. The Company is reviewing the issue and will determine if it will adopt the alternative method by the end of fiscal year 2006.

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

     None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three- and six-month periods ended December 31, 2005 and 2004.

     As of December 31, 2005, we had a notional amount of $9.0 million of foreign exchange forward contracts outstanding, denominated in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

ITEM 4.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Disclosure Committee and Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     We carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

     As noted in our Form 10-K for the fiscal year ended June 30, 2005, on March 18, 2005 Johns Hopkins University and Arrow International, Inc. ("Plaintiffs") filed a complaint against Datascope in the United States District Court for the District of Maryland seeking a permanent injunction and damages for patent infringement. They allege that the Company's ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We filed an answer denying such infringement. On September 1, 2005, we filed a summary judgment motion to dismiss the Plaintiffs' complaint. Plaintiffs filed an answer to the motion and the Court denied our motion on January 18, 2006. Discovery in this matter is ongoing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information on repurchases by the Company of its common stock during the second quarter of fiscal year 2006.

                                                                  Total Number of Shares    Total Value of Shares that
                                  Total Number        Average       Purchased as a Part of    May Yet Be Purchased Under
                                   of Shares         Price          Publicly Announced             the Programs
           Fiscal Period           Purchased       Per Share             Programs                    ($ 000's)
     -------------------------- ---------------  -------------- --------------------------- ----------------------------
     10/01/05 - 10/31/05              -              $   -                  -                       $      4,681
     11/01/05 - 11/30/05              -                  -                  -                              4,681
     12/01/05 - 12/31/05              -                  -                  -                              4,681
                                ---------------  -------------- --------------------------- ----------------------------
     Total                            -              $   -                  -                       $      4,681
                                ===============  ============== =========================== ============================

     The current stock repurchase program was announced on May 16, 2001. Approval was granted for up to $40 million in repurchases and there is no expiration date on the current program.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Datascope Corp. was held on December 6, 2005 and the following matters were voted upon:

     1. To approve the election of Alan B. Abramson, David Altschiller and William W. Wyman to serve as Class II members of the Datascope Corp. Board of Directors until the 2008 annual meeting of shareholders and until the election and qualification of their respective successors.

                  A. Abramson               For:.........12,009,194          Withheld:...........1,325,423
                  D. Altschiller            For:.........12,350,057          Withheld:.............984,560
                  W. Wyman                  For:.........12,682,726          Withheld:.............651,891

         Lawrence Saper, William Asmundson, James J. Loughlin, Arno Nash and Robert E. Klatell continued to serve as members of the Datascope Corp. Board of Directors after the annual meeting.

     2.  Proposal to approve the Datascope Corp. 2005 Equity Incentive Plan.

                  For:.............8,916,215         Against:..........2,671,460
                  Abstain:...........530,065

Item 5.  Other Information

     Reports on Form 8-K.

         During the quarter for which this report on Form 10-Q is filed, the Registrant filed the following Forms 8-K:

         o November 1, 2005 pertaining to the Earnings Release of Datascope Corp. dated October 31, 2005

         o November 2, 2005, pertaining to the announcement that Scott D. Kantor was named Vice President, Finance and Administration, and Chief Financial Officer dated October 28, 2005

         o December 12, 2005 pertaining to discussions with Ethicon, Inc. regarding agreement to acquire Endoscopic Vessel Harvesting business dated December 12, 2005

         o December 13, 2005 approval of the Datascope Corp. 2005 Equity Incentive Plan by Shareholders on December 6, 2005

Item 6.  Exhibits

10.1 Form of Restricted Share Award Agreement under the 2005 Equity Incentive Plan, incorporated by reference in the Form 8-K filed on February 3, 2006

31.1 Certification of Principal Executive Officer Regarding Facts and Circumstances Relating to Quarterly Reports

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


                              DATASCOPE CORP.
                              Registrant



                              By:  /s/ Lawrence Saper
                                   ------------------
                                   Lawrence Saper
                                   Chairman of the Board and
                                   Chief Executive Officer



                              By:  /s/ Scott D. Kantor
                                   ------------------
                                   Scott D. Kantor
                                   Vice President, Finance and Administration,
                                   and Chief Financial Officer



Dated: February 9, 2006