Form 10-Q
period 2006-03-31
DATASCOPE CORP
filed 2006-05-10
CIK 27096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one)
Large Accelerated Filer___   Accelerated Filer x   Non-accelerated Filer __
                                              ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES      NO   x
                                    -----    ------

Number of Shares of Company's Common Stock outstanding as of April 28, 2006:
15,250,010.

                                 Datascope Corp.

                                 Form 10-Q Index

                                                                                              Page
Part I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets (Unaudited) at
                March 31, 2006 and June 30, 2005                                             1

                Condensed Consolidated Statements of Earnings (Unaudited)
                Three and Nine Months Ended
                March 31, 2006 and 2005                                                      2

                Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended March 31, 2006 and 2005                                    3

                Notes to Condensed Consolidated Financial Statements (Unaudited)          4-12

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                13-21

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  21

     Item 4.    Controls and Procedures                                                     21

Part II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                           23

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                 24

     Item 5.    Other Information                                                           24

     Item 6.    Exhibits                                                                    24

Signatures                                                                                  25

Exhibit 31.1.   Certification of Principal Executive Officer Regarding Facts
                and Circumstances Relating to Quarterly Reports                             26

Exhibit 31.2.   Certification of Principal Financial Officer Regarding Facts
                and Circumstances Relating to Quarterly Reports                             26

Exhibit 32.1.   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                   28

PART I.  FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS

                        DATASCOPE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                      MARCH 31,                  JUNE 30,
                                                                                         2006                      2005
                                                                                 ---------------------     ----------------------
                                                                                                                    (a)
       ASSETS
              Current assets:
                Cash and cash equivalents                                               $  23,140                $  12,188
                Short-term investments                                                     24,580                   30,384
                Accounts receivable less allowance for
                  doubtful accounts of $2,401 and $2,279                                   76,001                   74,145
                Inventories, net                                                           60,257                   54,626
                Prepaid income taxes                                                        2,117                      645
                Prepaid expenses and other current assets                                  14,123                   11,157
                Current deferred taxes                                                      6,572                    5,294
                                                                                        ---------                ---------
                    Total current assets                                                  206,790                  188,439

              Property, plant and equipment, net of accumulated
                 depreciation of $89,236 and $82,427                                       84,490                   87,648
              Long-term investments                                                        22,398                   22,813
              Intangible assets                                                            20,497                   20,908
              Goodwill                                                                      4,065                    4,065
              Other assets                                                                 31,786                   33,209
                                                                                        ---------                ---------
                                                                                        $ 370,026                $ 357,082
                                                                                        =========                =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
              Current liabilities:
                Accounts payable                                                        $  18,332                $  18,850
                Dividends payable                                                           1,057                    1,036
                Accrued expenses                                                           15,250                   16,283
                Accrued compensation                                                       14,336                   15,335
                Short-term debt                                                             3,500                    4,000
                Deferred revenue                                                            3,361                    3,975
                                                                                        ---------                ---------
                    Total current liabilities                                              55,836                   59,479

              Other liabilities                                                            32,464                   31,738
              Commitments and contingencies
              Stockholders' equity:
                Preferred stock, par value $1.00 per share:
                  Authorized 5,000 shares; Issued, none                                        --                       --
                Common stock, par value $.01 per share:
                  Authorized, 45,000 shares;
                  Issued, 18,715 and 18,256 shares                                            187                      183
                Additional paid-in capital                                                103,392                   88,773
                Treasury stock at cost, 3,465 and 3,460 shares                           (105,319)                (105,175)
                Retained earnings                                                         294,056                  292,524
                Accumulated other comprehensive loss:
                  Cumulative translation adjustments                                       (2,789)                  (2,713)
                  Minimum pension liability adjustments                                    (7,503)                  (7,503)
                  Unrealized loss on available-for-sale securities                           (298)                    (224)
                                                                                        ---------                ---------
                    Total stockholders' equity                                            281,726                  265,865
                                                                                        ---------                ---------
                                                                                        $ 370,026                $ 357,082
                                                                                        =========                =========

           (a) Derived from consolidated audited financial statements. See notes to condensed consolidated financial statements.

                        DATASCOPE CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       NINE MONTHS ENDED                             THREE MONTHS ENDED
                                                            MARCH 31,                                    MARCH 31,
                                                   ---------------------------               --------------------------------
                                                      2006              2005                   2006                    2005
                                                   ---------          --------               --------               ---------

NET SALES                                          $ 273,900          $ 259,100              $  93,100              $  96,100
Cost of sales                                        117,900            106,136                 40,235                 40,552
Cost of sales, special charge                          2,444                 --                     --                     --
                                                   ---------          ---------              ---------              ---------
    Gross profit                                     153,556            152,964                 52,865                 55,548

OPERATING EXPENSES:
  Research and development
    expenses                                          27,714             26,486                  9,568                  9,118
  Selling, general and
    administrative expenses                          105,008            103,587                 36,060                 34,993
  Special gain                                          (810)                --                     --                     --
                                                   ---------          ---------              ---------              ---------
                                                     131,912            130,073                 45,628                 44,111
                                                   ---------          ---------              ---------              ---------
OPERATING EARNINGS                                    21,644             22,891                  7,237                 11,437
Other (income) expense:
  Interest income                                     (1,656)            (1,620)                  (563)                  (650)
  Interest expense                                       263                158                    170                     74
  Dividend income                                     (4,523)                --                 (4,523)                    --
  Other, net                                           1,396                424                    325                    139
                                                   ---------          ---------              ---------              ---------
                                                      (4,520)            (1,038)                (4,591)                  (437)
                                                   ---------          ---------              ---------              ---------
EARNINGS BEFORE TAXES ON INCOME                       26,164             23,929                 11,828                 11,874
Taxes on income                                        6,589              6,700                  2,760                  3,083
                                                   ---------          ---------              ---------              ---------
NET EARNINGS                                       $  19,575          $  17,229              $   9,068              $   8,791
                                                   =========          =========              =========              =========

Earnings per share, basic                          $    1.32          $    1.16              $    0.60              $    0.59
                                                   =========          =========              =========              =========

Weighted average common
   shares outstanding, basic                          14,884             14,795                 15,011                 14,797
                                                   =========          =========              =========              =========

Earnings per share, diluted                        $    1.29          $    1.13              $    0.59              $    0.58
                                                   =========          =========              =========              =========

Weighted average common
   shares outstanding, diluted                        15,220             15,204                 15,377                 15,151
                                                   =========          =========              =========              =========

            See notes to condensed consolidated financial statements.

                        DATASCOPE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  ---------------------------------------
                                                                                       2006                  2005
                                                                                  ---------------     -------------------
OPERATING ACTIVITIES:
     Net Earnings                                                                      $ 19,575            $ 17,229
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation                                                                    11,274              11,044
         Amortization                                                                     3,933               3,393
         Provision for supplemental pension                                                 873                 811
         Provision for losses on accounts receivable                                        235                 214
         Provision for inventory obsolescence                                               783               1,828
         Cash surrender value of officers life insurance                                   (288)               (225)
         Gain on sale of Vaals facility                                                    (810)                 --
         Realized loss on sale of investments                                               853                  --
         Stock-based compensation expense                                                   417                  --
         Tax benefit of stock-based awards                                                   --               1,647
         Excess tax benefits                                                             (1,406)                 --
         Deferred income tax (benefit)                                                      (19)              1,845
         Special charges asset write-offs                                                 1,614                  --
     Changes in assets and liabilities:
         Accounts receivable                                                             (2,174)             (3,116)
         Inventories                                                                    (12,018)            (12,664)
         Prepaid expenses and other assets                                               (2,799)              8,071
         Accounts payable                                                                  (517)              2,706
         Accrued and other liabilities                                                   (2,797)             (3,109)
                                                                                       --------            --------
     Net cash provided by operating activities                                           16,729              29,674
                                                                                       --------            --------
INVESTING ACTIVITIES:
     Capital expenditures                                                                (4,482)             (5,175)
     Proceeds from sale of Vaals facility                                                 1,155                  --
     Purchases of investments                                                           (52,418)            (27,101)
     Maturities of investments                                                           29,583              19,552
     Sales of investments                                                                28,065              20,901
     Capitalized software                                                                (2,666)             (4,609)
     Purchased technology and licenses                                                     (241)             (2,323)
     Other                                                                                  (88)                (88)
                                                                                       --------            --------
     Net cash (used in) provided by investing activities                                 (1,092)              1,157
                                                                                       --------            --------
FINANCING ACTIVITIES:
     Short-term borrowings                                                               15,200              10,000
     Repayments of short-term borrowings                                                (15,700)             (2,000)
     Treasury shares acquired under repurchase programs                                    (144)             (7,944)
     Exercise of stock options                                                           12,561               5,359
     Excess tax benefits                                                                  1,406                  --
     Cash dividends paid                                                                (18,006)            (32,432)
                                                                                       --------            --------
     Net cash used in financing activities                                               (4,683)            (27,017)
                                                                                       --------            --------

     Effect of exchange rates on cash                                                        (2)               (480)
                                                                                       --------            --------

Increase in cash and cash equivalents                                                    10,952               3,334
Cash and cash equivalents, beginning of period                                           12,188               8,123
                                                                                       --------            --------

Cash and cash equivalents, end of period                                               $ 23,140            $ 11,457
                                                                                       ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
       Income taxes paid                                                               $  9,230            $  3,888
                                                                                       --------            --------
       Income taxes refunded                                                           ($ 2,935)           ($10,004)
                                                                                       --------            --------
     Non-cash investing and financing activities:
       Net transfers of inventory to fixed assets
         for use as demonstration equipment                                            $  4,527            $  7,021
                                                                                       --------            --------
       Dividends declared, not paid                                                    $  1,074            $  1,037
                                                                                       --------            --------
       Cancellation of treasury stock                                                  $    685            $    636
                                                                                       --------            --------
       Stock option proceeds due from broker                                           $    239            $     --
                                                                                       --------            --------

            See notes to condensed consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative method that consists of: (1) a computation that creates an additional paid-in-capital (APIC) pool related to previously recognized tax benefits on equity-based employee compensation; and (2) a simplified method to determine how awards that are fully vested and outstanding when Statement 123R is adopted will subsequently affect the APIC pool. The guidance in this FSP is effective after November 10, 2005. Entities may make a one-time election to apply the transition method discussed in this FSP. That one-time election may be made within one year of an entity's adoption of Statement 123R, or the FSP's effective date, whichever is later. The Company is reviewing the issue and will determine if it will adopt the alternative method by the end of fiscal year 2006.

2. INVENTORIES, NET

Inventories, net are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                                  March 31,          June 30,
                                                     2006              2005
                                                --------------    --------------
        Materials                                 $26,006           $22,049
        Work in Process                            12,057            11,097
        Finished Goods                             22,194            21,480
                                                  -------           -------
                                                  $60,257           $54,626
                                                  =======           =======

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)


3.  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity for the nine months ended March 31, 2006 were as follows:

    Net earnings                                                    $19,575
    Foreign currency translation adjustments                            (76)
    Common stock and additional paid-in
          capital effects of stock option activity                   14,623
    Cash dividends declared on common stock                         (18,043)
    Purchases under stock repurchase programs                          (144)
    Unrealized loss on available-for-sale securities                    (74)
                                                                    --------
    Total increase in stockholders' equity                          $15,861
                                                                    ========

4.  EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three and nine months ended March 31, 2006 and 2005 is shown below.

                                                                   Nine Months Ended                  Three Months Ended
                                                              -----------------------------      -----------------------------
                                                                3/31/06         3/31/05            3/31/06         3/31/05
                                                              -------------   -------------      -------------   -------------
Net earnings                                                     $19,575         $17,229            $ 9,068         $ 8,791
                                                                 =======         =======            =======         =======
Weighted average shares outstanding
for basic earnings per share                                      14,884          14,795             15,011          14,797
Effect of dilutive employee stock-based awards                       336             409                366             354
                                                                 -------         -------            -------         -------
Weighted average shares outstanding
for diluted earnings per share                                    15,220          15,204             15,377          15,151
                                                                 =======         =======            =======         =======
Basic earnings per share                                         $  1.32         $  1.16            $  0.60         $  0.59
                                                                 =======         =======            =======         =======
Diluted earnings per share                                       $  1.29         $  1.13            $  0.59         $  0.58
                                                                 =======         =======            =======         =======

Stock-based awards outstanding amounting to 764 thousand and 621 thousand shares for the nine months ended March 31, 2006 and 2005, respectively, and 646 thousand and 621 thousand shares for the three months ended March 31, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share, as the effect of their inclusion would have been antidilutive.

5.  COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended March 31, 2006 and 2005 is shown below.

                                                                   Nine Months Ended                  Three Months Ended
                                                              -----------------------------      -----------------------------
                                                                3/31/06         3/31/05            3/31/06         3/31/05
                                                              -------------   -------------      -------------   -------------
        Net earnings                                             $ 19,575       $ 17,229           $  9,068        $  8,791
        Foreign currency translation (loss) gain                      (76)         1,690                790          (1,125)
        Unrealized loss on available-for-sale
           securities                                                 (74)          (150)               (99)           (540)
                                                                 --------       --------           --------        --------
        Total comprehensive income                               $ 19,425       $ 18,769           $  9,759        $  7,126
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

The Cardiac Assist / Monitoring Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of cardiovascular disease, endoscopic vessel harvesting products that provide a less-invasive alternative to surgical harvesting of blood vessels for use in coronary bypass and electronic physiological monitors and central monitoring systems that provide for patient safety and management of patient care.

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

                                                    Cardiac           Interventional
                                                    Assist /             Products /             Corporate
                                                   Monitoring             Vascular                 and
                                                    Products               Grafts                 Other             Consolidated
---------------------------------------------   ------------------    ------------------    ------------------    ------------------
Nine months ended March 31, 2006
---------------------------------------------
Net sales to external customers                      $233,506               $ 39,158           $  1,236                $273,900
                                                     --------               --------           --------                --------
Operating earnings (loss)                            $ 33,267               ($ 8,701)          ($ 2,922)               $ 21,644
                                                     --------               --------           --------                --------

---------------------------------------------
Nine months ended March 31, 2005
---------------------------------------------
Net sales to external customers                      $212,082               $ 45,884           $  1,134                $259,100
                                                     --------               --------           --------                --------
Operating earnings (loss)                            $ 29,559               ($ 8,297)          $  1,629                $ 22,891
                                                     --------               --------           --------                --------

---------------------------------------------
Three months ended March 31, 2006
---------------------------------------------
Net sales to external customers                      $ 79,995               $ 12,738           $    367                $ 93,100
                                                     --------               --------           --------                --------
Operating earnings (loss)                            $ 10,553               ($ 1,155)          ($ 2,161)               $  7,237
                                                     --------               --------           --------                --------

---------------------------------------------
Three months ended March 31, 2005
---------------------------------------------
Net sales to external customers                      $ 80,403               $ 15,258           $    439                $ 96,100
                                                     --------               --------           --------                --------
Operating earnings (loss)                            $ 13,635               ($ 3,670)          $  1,472                $ 11,437
                                                     --------               --------           --------                --------

---------------------------------------------   ----------------------------------------    ----------------------------------------
Reconciliation to consolidated earnings                    Nine Months Ended                          Three Months Ended
    before taxes on income:                          3/31/06               3/31/05               3/31/06               3/31/05
---------------------------------------------   ------------------    ------------------    ------------------    ------------------
Consolidated operating earnings                      $ 21,644              $ 22,891              $  7,237              $ 11,437
Interest income, net                                    1,393                 1,462                   393                   576
Dividend income                                         4,523                    --                 4,523                    --
Other (expense) income                                 (1,396)                 (424)                 (325)                 (139)
                                                     --------              --------              --------              --------
Consolidated earnings before taxes on income         $ 26,164              $ 23,929              $ 11,828              $ 11,874
                                                     ========              ========              ========              ========

Net sales of life science products by Genisphere are included within Corporate and Other. Segment SG&A expenses include fixed corporate G&A charges. Operating loss within Corporate and Other in fiscal 2006 includes the gain on sale of an unused facility of $0.8 million. Operating loss within Interventional Products/Vascular Grafts in fiscal 2006 includes a special charge of $2.7 million related to the postponement of the market launch of the X-Site vascular closure device (see Note 10).

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

7. STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statement No. 123R (revised 2004) "Share-Based Payment," (Statement 123R) that requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. We adopted Statement 123R effective July 1, 2005 using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, will be recognized as service is rendered after the effective date. Prior to July 1, 2005, we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based compensation expense for the three and nine months ended March 31, 2006, was $329 thousand and $417 thousand, $195 thousand and $247 thousand after tax, respectively.

The following table details the effect on net earnings and earnings per share had we recorded stock-based compensation expense in fiscal year 2005 based on the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The reported and pro forma net earnings and earnings per share for the three and nine months ended March 31, 2006 are the same since stock-based compensation expense is calculated under the provisions of Statement 123R. These amounts are included in the table below to provide a comparative presentation to the three and nine months ended March 31, 2005.

                                                                      Nine Months Ended                  Three Months Ended
                                                                          March 31,                           March 31,
                                                               --------------------------------    --------------------------------
                                                                   2006              2005               2006             2005
                                                               --------------   ---------------    ---------------   --------------
Net earnings - as reported                                         $19,575         $17,229             $9,068         $   8,791

Add: Total stock-based employee compensation
expense included in determination of net income
as reported, net of related tax effects                                247              --                195                --

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                            (247)         (2,592)              (195)             (938)
                                                                   -------         -------             ------         ---------
Net earnings - pro forma                                           $19,575         $14,637             $9,068         $   7,853
                                                                   =======         =======             ======         =========
Earnings per share:
        Basic - as reported                                        $  1.32         $  1.16             $ 0.60         $    0.59
                                                                   =======         =======             ======         =========
        Basic - pro forma                                          $  1.32         $  0.99             $ 0.60         $    0.53
                                                                   =======         =======             ======         =========
        Diluted - as reported                                      $  1.29         $  1.13             $ 0.59         $    0.58
                                                                   =======         =======             ======         =========
        Diluted - pro forma                                        $  1.29         $  0.96             $ 0.59         $    0.52
                                                                   =======         =======             ======         =========

On May 17, 2005, the Board of Directors approved the accelerated vesting of all stock options outstanding under the Company's Amended and Restated 1995 Stock Option Plan that had exercise prices per share higher than $28.52, the average of the high and low sales price of our stock on May 17, 2005. Options to purchase 769 thousand shares of our common stock became exercisable immediately, subject to an exercise price threshold requirement. As a result, stock-based compensation expense in the three and nine month periods of fiscal 2006 was significantly lower than the pro forma expense in the same period last year.

EQUITY INCENTIVE PLANS

We maintain the following equity incentive plans: the 2005 Equity Incentive Plan, the Amended and Restated 1995 Employee Stock Option Plan, a stock option plan for non-employee directors and option agreements with certain consultants.

The 2005 Equity Incentive Plan authorizes several different types of awards, including stock options, performance shares, performance units, stock appreciation rights, restricted shares and deferred shares. The number of common shares available for award under this plan is 1.2 million. During the third quarter of fiscal 2006, 13,937 shares of restricted stock were granted to an officer, and outstanding, under the 2005 plan. The restricted stock award vests at the end of three years from date of grant. Restrictions limit the sale or transfer of shares during the vesting period. The restricted stock award was recorded at its market value as deferred compensation and is being amortized to expense over the vesting period. During the third quarter of fiscal 2006, compensation expense related to this award was $42 thousand.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

7. STOCK-BASED COMPENSATION (CONTINUED)

EQUITY INCENTIVE PLANS (CONTINUED)

The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of the Board of Directors, and must be exercised within ten years from the date of grant. We recognize compensation expense on a straight-line basis over the vesting period, generally four years.

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

                                                                Nine Months Ended                      Three Months Ended
                                                                    March 31,                               March 31,
                                                        ----------------------------------     -----------------------------------
                                                             2006              2005                 2006               2005
                                                        ---------------   ----------------     ----------------   ----------------
                Risk-free interest rate                      4.52%             3.97%                4.80%             4.14%
                Expected life (in years)                      4.9               5.2                  4.8               5.3
                Expected volatility                            29%               31%                  29%               31%
                Expected dividend yield                      1.87%             0.73%                3.47%             0.73%

Changes in our stock options for the nine months ended March 31, 2006 were as follows:

                                                                                     Weighted
                                                               Number of             Average
                                                                Options           Exercise Price
                                                             ---------------   -------------------
        Options outstanding, beginning of year                  2,477,153           $   31.73
        Granted                                                   140,600               36.19
        Exercised                                                (464,671)              29.02
        Forfeited                                                (120,907)              34.75
                                                               ----------           ---------
        Options outstanding, end of period                      2,032,175           $   32.48
                                                               ==========           =========
        Options exercisable, end of period                      1,903,158           $   32.27
                                                               ==========           =========

The weighted average remaining contractual term was 6.5 years for stock options outstanding and exercisable as of March 31, 2006 and the total intrinsic value was approximately $14 million. The total intrinsic value for stock options exercised during the three and nine months ended March 31, 2006 was approximately $3.3 million and $3.9 million, respectively. The weighted average fair value of options granted in the three and nine months ended March 31, 2006 was $8.57 and $10.08 per share, respectively.

The amount of cash received from the exercise of stock options for the three and nine months ended March 31, 2006 was approximately $10.0 million and $12.6 million, respectively, and the related tax benefits were approximately $1.2 million and $1.4 million in the respective periods.

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $1.4 million and is expected to be recognized over a weighted average period of approximately 2 years.

We issue new shares to satisfy stock option exercises. We anticipate that shares repurchased will reduce the dilutive impact of our share-based activity. However, since the timing and amount of future repurchases is not known, we cannot estimate the number of shares expected to be repurchased during the remainder of fiscal 2006.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

8.  RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS - U.S. AND INTERNATIONAL

We have defined benefit pension plans designed to provide retirement benefits to substantially all U.S. employees and certain international employees. U.S. pension benefits are based on years of service, compensation and primary social security benefit levels. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Retirement benefits under the international plan are based on years of service, final average earnings and social security benefits. Funding policies for the international plan are based on local statutes.

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

The components of net pension expense of our U.S. and international defined benefit pension plans and the SERPs include the following:

                                                                                   Nine Months Ended March 31,
                                                             --------------------------------------------------------------------
                                                                 2006              2005               2006             2005
                                                             --------------   ---------------    ---------------   --------------
                                                                 U.S. and International                        SERPs
                                                             --------------------------------    --------------------------------
      Service Cost                                              $ 2,318          $ 2,007            $   309            $   282
      Interest Cost                                               2,564            2,561                601                621
      Expected return on assets                                  (2,119)          (2,081)                --                 --
      Amortization of:
         net loss (gain)                                            949              103                 17                (91)
         unrecognized prior service cost                              9               10                (54)                (1)
                                                                -------          -------            -------            -------
            Net pension expense                                 $ 3,721          $ 2,600            $   873            $   811
                                                                =======          =======            =======            =======
      Employer contributions                                    $ 7,618          $ 2,243
                                                                =======          =======

                                                                                     Three Months Ended March 31,
                                                             --------------------------------------------------------------------
                                                                 2006              2005               2006             2005
                                                             --------------   ---------------    ---------------   --------------
                                                                 U.S. and International                         SERPs
                                                             --------------------------------    --------------------------------
      Service Cost                                              $   612          $   549             $    95          $    89
      Interest Cost                                                 678              700                 185              195
      Expected return on assets                                    (570)            (569)                 --               --
      Amortization of:
         net loss (gain)                                            255               28                   6              (29)
         unrecognized prior service cost                              2                3                 (17)              --
                                                                -------          -------             -------          -------
            Net pension expense                                 $   977          $   711             $   269          $   255
                                                                =======          =======             =======          =======
      Employer contributions                                    $ 5,063          $    38
                                                                =======          =======

9.  ACQUIRED INTANGIBLE ASSETS

The following is a summary of our intangible assets:

                                                                    March 31,         June 30,
                                                                      2006              2005
                                                                  --------------   ---------------
      Purchased technology and licenses, gross                       $21,724          $21,482
      Accumulated amortization                                        (1,227)            (574)
                                                                     --------         --------
      Purchased technology and licenses, net                         $20,497          $20,908
                                                                     ========         ========

Purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture-based vascular closure device, the ProLumen thrombectomy device purchased from Rex Medical LP, the ClearGlide(R) endoscopic vessel harvesting product line purchased from Ethicon, Inc. and a license for the manufacture of our Anestar anesthesia delivery system. Amortization expense for the nine months ended March 31, 2006 and 2005 was $653 thousand and $275 thousand, respectively, and for the three months ended March 31, 2006 and 2005 was $229 thousand and $92 thousand, respectively.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

9.  ACQUIRED INTANGIBLE ASSETS (CONTINUED)

At March 31, 2006, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.2 million for the remaining three months of fiscal 2006, and $0.9 million, $0.9 million, $1.0 million and $1.2 million for fiscal years 2007, 2008, 2009 and 2010, respectively.

ACQUISITION

In January 2006, we acquired assets and technology related to Ethicon's ClearGlide(R) endoscopic vessel harvesting (EVH) product line. Ethicon is a Johnson & Johnson company. Endoscopic vessel harvesting devices enable less-invasive techniques for the harvesting of suitable vessels for use in conjunction with coronary artery bypass grafting. The vessel harvesting product line was integrated into the Cardiac Assist Division, which markets its products to cardiac surgeons who perform coronary bypass graft surgery.

The purchase price was approximately $1.8 million in cash, including related expenses, and was accounted for using the purchase method of accounting. The aggregate purchase price for the EVH product line was allocated to tangible assets and intangible assets (purchased technology), based on their fair values as shown in the table below. The intangible assets will be amortized over seven years.

                                                         (Millions)
                                                        ------------
                         Inventory                            $0.9
                         Tooling                               0.8
                         Purchased technology                  0.1
                                                           --------
                                                              $1.8
                                                           ========

GOODWILL

Goodwill as of March 31, 2006 and 2005 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the nine months ended March 31, 2006. Of the $4.1 million in goodwill, $1.8 million is in the Interventional Products / Vascular Grafts segment and $2.3 million is in Corporate and Other.

10. SPECIAL ITEMS

In the third quarter of fiscal 2006, we recorded dividend income totaling $4.5 million, $3.9 million after tax or $0.25 per diluted share, related to a special dividend received from a preferred stock investment.

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

On December 28, 2005, we approved a plan to reduce operating expenses in conjunction with the decision to delay the launch of the X-Site device. As a result, we eliminated 33 positions, or 20% of the workforce in the Interventional Products Division at a cost of $400 thousand for severance and other one-time termination benefits. Substantially all of the terminated employees left the Company by the end of December. The severance payments will be completed by the end of fiscal 2006. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $700 thousand for purchase commitments and contract termination costs. The special charge is reflected in the Interventional Products / Vascular Grafts segment ($2.4 million cost of sales, $100 thousand R&D and $200 thousand SG&A).

In the first quarter of fiscal 2006, we recorded a pretax gain of $810 thousand related to the sale of an unused facility in Vaals, the Netherlands, that was closed as part of a restructuring program at the end of fiscal 2002.

In the second half of fiscal 2005, we recorded special charges totaling $8.1 million. These charges consisted of:

      o Termination of certain R&D projects totaling $2.4 million.

      o Write-off of investments in two private medical technology companies of $4.3 million.

      o Severance expenses of $1.4 million for workforce reductions related to a companywide cost reduction program.

Payments related to these special charges were substantially complete as of March 31, 2006.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

11.  COMMITMENTS AND CONTINGENCIES

LITIGATION

We are subject to certain legal actions, including product liability matters, arising in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability for product liability litigation. In accordance with generally accepted accounting principles we accrue for legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In consideration of the cases described in our Form 10-K for the fiscal year ended June 30, 2005, and as updated below, we have recorded accruals as of March 31, 2006 which are not considered significant.

As noted in our Form 10-K for the fiscal year ended June 30, 2005, on January 28, 2003, Sanmina-SCI, one of our former suppliers, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that we are obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages of $1.2 million, plus material markup, carrying costs and interest. In response, we filed an answer denying the allegations of the complaint and counterclaimed for damages we suffered in the amount of $2.3 million for Sanmina-SCI's breach of its obligation to us. The matter was settled in April 2006 by each party releasing the other without compensation.

As noted in our Form 10-K for the fiscal year ended June 30, 2005, on December 2, 2003, a former Datascope employee, Michael Barile, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. and various John Does seeking, inter alia, indemnification from the Company of approximately $1 million in legal fees and expenses he allegedly incurred in defending a criminal action brought against him by the United States Attorney's Office for the District of Maryland, as well as additional damages Mr. Barile alleges he suffered as a result of such prosecution. The matter was settled in April 2006 by the Company agreeing to pay a portion of Mr. Barile's legal fees.

As noted in our Form 10-K for the fiscal year ended June 30, 2005, on January 20, 2005, Rex Medical LP filed a complaint in the United States District Court for the District of Delaware, seeking monetary damages for breach of three thrombectomy technology transfer agreements between Rex and the Company, as well as to have the technology under the agreements revert back to Rex. The Company has answered the complaint denying the allegations and has counterclaimed for Rex's breach of the contracts and seeks monetary damages for lost profits. Mediation was conducted in August 2005 without success, however, the parties are discussing the possibility of settlement. The Company believes it has a meritorious counterclaim and meritorious defenses to Rex's claims and intends to defend and prosecute this action vigorously.

As noted in our Form 10-Q for the quarterly period ended December 31, 2005, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. ("Plaintiffs") filed a complaint against Datascope in the United States District Court for the District of Maryland seeking a permanent injunction and damages for patent infringement. They allege that the Company's ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We filed an answer denying such infringement. On September 1, 2005, we filed a summary judgment motion to dismiss the Plaintiffs' complaint. Plaintiffs filed an answer to the motion and the Court denied our motion on January 18, 2006. Trial in this matter is anticipated by September 2006.

CREDIT ARRANGEMENTS

The credit lines disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2005 that were scheduled to expire in October 2005, November 2005 and March 2006 were renewed. At March 31, 2006, we had available unsecured lines of credit totaling $95.9 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $25.0 million expires in October 2006, $24.0 million expires in November 2006 and $21.5 million expires in March 2007. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.4 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.

OTHER CONTINGENCIES

Pursuant to the purchase agreements with X-Site Medical, LLC and Rex Medical LP, we have contingent commitments to make additional payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable.

                        DATASCOPE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited, in thousands except per share data)

12.  SHORT-TERM DEBT

In January 2006, we borrowed $15.2 million for 90 days at an interest rate of 4.80% to assist with the funding of the January special and regular dividends of $15.9 million, or $1.07 per share. The borrowing was done because the interest expense was lower than the cost to retire long-term investments. During the third quarter of fiscal 2006, we repaid $11.7 million of the short-term borrowing. The $3.5 million outstanding balance was repaid in April 2006.

13.  REGULAR AND SPECIAL DIVIDENDS

The Board of Directors declared a special cash dividend of $1.00 per share, or $14.9 million, on November 28, 2005. The dividend was paid on January 18, 2006 to shareholders of record on December 27, 2005. The regular quarterly dividends of 7 cents per share were paid on October 6, 2005 to shareholders of record on September 28, 2005, on January 18, 2006 to shareholders of record on December 27, 2005 and on April 6, 2006 to shareholders of record on March 6, 2006.

In September 2004, the Board of Directors declared a special dividend of $2.00 per share, or $29.6 million, and an increase in our regular quarterly dividend to 7 cents per share from 5 cents per share. Both dividends were paid on October 8, 2004 to shareholders of record on September 30, 2004. The regular quarterly dividends of 7 cents per share were paid on January 18, 2005 to shareholders of record on December 27, 2004 and on April 5, 2005 to shareholders of record on March 4, 2005.

14. INCOME TAXES

In the third quarter and first nine months of fiscal 2006, the consolidated effective tax rate was 23.3% and 25.2%, respectively, compared to 26.0% and 28.0% in the third quarter and first nine months last year, respectively. The lower tax rates in the fiscal 2006 periods were primarily attributable to an increased benefit from foreign earnings taxed at a lower rate, the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $0.8 million special gain, the $2.7 million special charges, which are deductible at higher U.S. effective tax rates and the lower rate on the $4.5 million dividend income due to the dividends received deduction. The above items were partially offset by a reduced benefit for the U.S. Research Credit, which expired on December 31, 2005, and an incremental phase-out of the extraterritorial income exclusion. We currently estimate that our effective tax rate, excluding special charges / gains, will approximate 29.5% for the full fiscal year 2006. However, our effective tax rate could be impacted by changes in the geographic mix of our earnings.

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

     We believe that customers, primarily hospitals and other medical institutions, choose among competing products on the basis of product performance, features, price and service. In general, we believe price has become an important factor in hospital purchasing decisions because of pressure to cut costs. These pressures on hospitals result from federal and state regulations that limit reimbursement for services provided to Medicare and Medicaid patients. There are also cost containment pressures on healthcare systems outside the United States, particularly in certain European countries. Many companies, some of which are substantially larger than us, are engaged in manufacturing competing products. Our products are generally not affected by economic cycles.

     Our sales growth depends upon the successful development and marketing of new products. We have continued to increase our investment in research and development (R&D). Our growth strategy includes selective acquisitions of products and technologies from other companies. During the past two years we have made investments in new technologies, including the ProLumen(TM) thrombectomy device, the X-Site(R) vascular closure device and the ClearGlide(R) endovascular vessel harvesting product.

     Our financial position continued to be strong at the end of March 2006. Cash and investments were $70.1 million compared to $65.4 million at June 30, 2005. We paid a special cash dividend of $1.00 per share, or $14.9 million on January 18, 2006, along with the regular quarterly dividend of 7 cents per share or $1.0 million.

RESULTS OF OPERATIONS

     NET SALES

     Net sales were $93.1 million in the third quarter and $273.9 million in the first nine months of fiscal 2006, compared to $96.1 million and $259.1 million, respectively, for the corresponding periods last year. Sales in the third quarter last year included $6.1 million of Panorama(TM) central monitoring system sales shipped in the second quarter last year because validation of a new software release was not completed until the third quarter last year. Unfavorable foreign exchange translation, as a result of the strengthened United States dollar relative to the Euro and the British Pound, reduced sales growth by $1.8 million and $3.1 million in the third quarter and first nine months of fiscal 2006, respectively.

     Sales in the United States were $57.3 million and $171.2 million in the third quarter and first nine months of fiscal 2006, respectively, compared to $60.2 million and $162.2 million, respectively, for the corresponding periods last year. The decrease in the third quarter of fiscal 2006 was primarily attributable to the aforementioned $6.1 million Panorama sales last year. The increase in sales in the nine month period was attributable to higher sales in the Cardiac Assist / Monitoring Products segment.

     Sales in international markets of $35.8 million and $102.7 million, in the third quarter and first nine months of fiscal 2006, respectively, were essentially unchanged in the third quarter and 6% higher in the nine month period, respectively, ($1.7 million and $8.9 million higher, respectively, excluding unfavorable foreign exchange translation) compared to the corresponding periods last year due to increased sales in the Cardiac Assist / Monitoring Products segment.

         Sales of the Cardiac Assist / Monitoring Products segment were $80.0 million in the third quarter of fiscal 2006 compared to $80.4 million, and $233.5 million in the first nine months of fiscal 2006 compared to $212.1 million last year.

              Sales of patient monitoring products were $36.7 million in the third quarter of fiscal 2006, compared to $44.7 million last year. Unfavorable foreign exchange translation reduced sales growth by $0.6 million. Excluding the aforementioned $6.1 million of Panorama sales in the third quarter last year, patient monitoring sales in the third quarter this year would have been $1.9 million below last year. Lower sales of patient monitoring products in the third quarter this year reflect increased competitive pressure on prices in the United States and market weakness in Europe, both in distributor markets and especially in the direct sales markets in France and the United Kingdom (U.K.). Market weakness in the U.K. was largely attributable to curtailed government spending. Sales of Panorama central monitoring systems grew 20%. Installations of Panorama systems set a record, continuing a trend of rising revenue and bringing the total number of Panorama installations to 247 since its launch in the first quarter of fiscal 2005. Sales of patient monitoring products were $116.0 million in the first nine months of fiscal 2006, compared to $109.6 million last year, primarily due to increased sales of Panorama systems and Masimo sensors.

              Sales of cardiac assist products increased 21% to a record $43.3 million due to record shipments of both balloon pumps and intra-aortic balloons, plus sales of the newly acquired ClearGlide endovascular vessel harvesting (EVH) product. Unfavorable foreign exchange translation reduced sales growth by $0.7 million. Sales of balloon pumps, principally the CS100(R) automatic pump, were fueled by continued increased demand in international markets and replacement of older pump models from the very large installed base of pumps in the United States. Sales of intra-aortic balloons increased due to continued strong international growth while sales in the United States remained steady. In the first nine months of fiscal 2006, sales of cardiac assist products were $117.5 million, a 15% increase compared to $102.5 million last year, with the increase due primarily to the record pump and balloon sales.

              The ClearGlide EVH product was launched by the Cardiac Assist Division in January 2006, after completion of the acquisition from Ethicon (a Johnson & Johnson company). Sales in the third fiscal quarter, the product's first selling quarter, proved to be better than expected with little loss from the selling rate under its prior owner. Based on an estimated current annual market for EVH products of $100 million and an estimated penetration of 50% of the 300,000 coronary bypass surgical procedures performed in the United States last year, the potential annual market for EVH is estimated at $200 million. We expect the ClearGlide product to make a significant contribution to the future growth of the Cardiac Assist business.

         Sales of the Interventional Products / Vascular Grafts segment were $12.7 million in the third quarter compared to $15.3 million, and $39.2 million in the first nine months of fiscal 2006 compared to $45.9 million last year.

              Sales of interventional products were $5.4 million in the third quarter of 2006, 19% below last year, as sales of VasoSeal(R), our principal vascular closure device, continued to decrease. As in prior periods, the decline was partially offset by sales of non-closure products, which grew 35% over last year. Non-closure products accounted for 36% of total interventional product sales in the third quarter of fiscal 2006 compared with 22% in the same period last year. In the first nine months of fiscal 2006, sales of interventional products were $17.3 million compared to $21.7 million last year, with the decrease due to the continued reduction in sales of VasoSeal.

              On-Site(TM), our new collagen-based vascular closure device, was launched in the United States market in early March 2006 after the completion of beta testing at six hospital centers. The market response to On-Site is encouraging. Nearly one-third of the customers who placed initial orders for On-Site have already reordered and about 40% of those customers have adopted the device for regular use. If the early market response continues, we believe that the On-Site product would play a key role in the anticipated turn-around of the Interventional Products business. The launch of the X-Site suture-based vascular closure device is now projected for the third quarter of fiscal 2007, with the extended delay due to revised assumptions regarding the regulatory approval timetable for the redesigned device.

              InterVascular sales were $7.4 million in the third quarter of fiscal 2006, 14% lower than the comparable period last year. Sales last year were higher primarily because they included revenues from an OEM agreement that has since been terminated, and because our United States distribution strategy changed in the fourth quarter of fiscal 2005 from a direct sales model to an exclusive distributor relationship with W.L. Gore & Associates, Inc. (Gore), resulting in lower average United States selling prices in the third quarter this year compared to a year ago. Competitive pricing pressure in the European countries in which we sell directly and unfavorable foreign exchange translation of $0.4 million also affected year-over-year growth in InterVascular sales. In the first nine months of fiscal 2006, sales of InterVascular products were $21.9 million compared to $24.2 million last year due to the same reasons discussed above.

         Sales of Genisphere products were $0.4 million and $1.2 million in the third quarter and first nine months of fiscal 2006, compared to $0.4 million and $1.1 million for the corresponding periods last year. The slight increase in sales in the nine-month period was primarily attributable to sales of new products.

     GROSS PROFIT

         Gross margin was 56.8% for the third quarter and 56.1% for the first nine months of fiscal 2006 compared to 57.8% and 59.0%, respectively, for the corresponding periods last year. The decrease in gross margin in the fiscal 2006 periods was primarily due to a less favorable sales mix as a result of lower sales of higher margin VasoSeal devices, increased sales of intra-aortic balloon pumps, sales of graft products to Gore, our exclusive United States distributor, at lower average selling prices, and lower gross margin in Patient Monitoring primarily as a result of competitive pressure on prices. Gross margin in the nine month period of fiscal 2006 was affected by the same factors noted above and the cost of sales special charge of $2.4 million related to the postponed market launch and redesign of the X-Site device (see Special Charges). The X-Site cost of sales special charge was equivalent to 0.9 points of gross margin in the first nine months of fiscal 2006.

     RESEARCH AND DEVELOPMENT EXPENSE (R&D)

         R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense increased 5% to $9.6 million in the third quarter of fiscal 2006, equivalent to 10.3% of sales compared to $9.1 million, or 9.5% of sales for the same period last year. R&D expenses increased 5% to $27.7 million in the first nine months of fiscal 2006, equivalent to 10.1% of sales compared to $26.5 million or 10.2% of sales for the same period last year.

         R&D expense for the Cardiac Assist / Monitoring Products segment increased $1.7 million or 33% to $6.8 million in the third quarter and $4.1 million or 27% to $18.8 million in the first nine months of fiscal 2006 compared to $5.1 million and $14.8 million, respectively, in the corresponding periods last year. The increase was primarily due to expenses associated with increased new product development and reduced capitalization of software development costs for the Panorama as a new software release was launched in the third quarter last year.

         R&D expense for the Interventional Products / Vascular Grafts segment decreased $1.4 million or 41% to $2.0 million in the third quarter of fiscal 2006 and $3.0 million or 31% to $6.8 million in the first nine months of fiscal 2006 compared to $3.4 million and $9.8 million, respectively, in the corresponding periods last year. The decrease was attributable to the termination of an R&D project in fiscal 2005. R&D expense in the Interventional Products / Vascular Grafts segment in the first nine months of fiscal 2006 included X-Site special charge of $0.1 million (see Special Charges).

         The balance of consolidated R&D is in Corporate and Other and amounted to $0.8 million in the third quarter and $2.1 million in the first nine months of fiscal 2006 compared to $0.6 million and $1.9 million, respectively, in the corresponding periods last year.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSE (SG&A)

         SG&A expense increased 3% to $36.1 million in the third quarter of fiscal 2006, or 38.7% of sales, compared to $35.0 million, or 36.4% of sales, last year. In the first nine months of fiscal 2006, SG&A expense increased 1% to $105.0 million, or 38.3% of sales, compared to $103.6 million, or 40.0% of sales, for the same period last year. Selling expenses, which comprise selling, marketing and clinical support costs, decreased 4% compared to the same quarter last year. Contributing to that decline was the elimination of direct selling in the United States commencing in May 2005 when we appointed Gore the exclusive United States distributor of our InterVascular products, and the expense reduction achieved as a result of the workforce reductions taken at the Interventional Products Division in the second fiscal quarter of this year. General and administrative expense increased 22%, principally legal costs, as certain of our legal proceedings approached trial, and in support of increased business development activities. Legal expenses are included in Corporate and Other.

         SG&A expense for the Cardiac Assist / Monitoring Products segment decreased $0.5 million or 2% to $26.3 million in the third quarter of fiscal 2006 attributable to lower labor benefits expense and favorable foreign exchange translation. SG&A expense was unchanged at $75.8 million in the first nine months of fiscal 2006 compared to last year.

         SG&A expense for the Interventional Products / Vascular Grafts segment decreased 17% to $8.5 million in the third quarter of fiscal 2006 and 13% to $27.3 million in the first nine months of fiscal 2006, due to the elimination of the InterVascular United States sales organization as a result of our appointment of Gore as exclusive United States distributor for InterVascular in the fourth quarter last year and the 20% workforce reduction in the Interventional Products Division in the second quarter of fiscal 2006. SG&A expense in the Interventional Products / Vascular Grafts segment in the first nine months of fiscal 2006 included X-Site special charge of $0.2 million (see Special Charges).

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

     INTEREST INCOME

         Interest income of $0.6 million in the third quarter of fiscal 2006 was essentially unchanged compared to the same period last year. Interest income was $1.7 million in the first nine months of fiscal 2006 compared to the $1.6 million last year. The slight increase was due to an increase in the average yield, partially offset by a decrease in the average portfolio.

     DIVIDEND INCOME

         We have a preferred stock investment in Masimo Corporation, a key supplier to the Patient Monitoring business. In February 2006, Masimo's Board of Directors and stockholders approved a special dividend payment to all stockholders. In March 2006, we received $3.9 million of that special dividend, with the balance to be collected at a later date.

     OTHER, NET

         Other expense increased $0.2 million for the third quarter of fiscal 2006 compared to the corresponding period last year attributable to increased foreign exchange losses. Other expense increased $1.0 million for the first nine months of fiscal 2006 compared to the corresponding period last year attributable to impairment losses of $0.8 million related to the write-down of marketable securities that were liquidated as part of our repatriation of foreign earnings of approximately $30 million and higher foreign exchange losses.

     INCOME TAXES

         In the third quarter and first nine months of fiscal 2006, the consolidated effective tax rate was 23.3% and 25.2%, respectively, compared to 26.0% and 28.0% in the third quarter and first nine months, respectively, last year. The lower tax rate in the fiscal 2006 periods was primarily attributable to an increased benefit from foreign earnings taxed at a lower rate, the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $0.8 million special gain, the $2.7 million special charge, which is deductible at higher United States effective tax rates and the lower tax rate on the $4.5 million dividend income due to the dividends received deduction. The above items were partially offset by a reduced benefit for the United States Research Credit, due to its expiration on December 31, 2005, and an incremental phase-out of the extraterritorial income exclusion. We currently estimate that our effective tax rate, excluding special charges/gains, will approximate 29.5% for the full fiscal 2006. However, our effective tax rate could be impacted by changes in the geographic mix of our earnings.

     NET EARNINGS

         Net earnings were $9.1 million or $0.59 per diluted share in the third quarter of fiscal 2006 compared to $8.8 million or $0.58 per diluted share last year. Higher earnings in the third quarter of fiscal 2006 were primarily attributable to the dividend income ($3.9 million after tax or $0.25 per share) and lower losses in the Interventional Products / Vascular Graft segment. Earnings in the third quarter last year were affected by the $6.1 million Panorama sales ($2.6 million or $0.17 per share).

         Net earnings were $19.6 million or $1.29 per diluted share in the first nine months of fiscal 2006 compared to $17.2 million or $1.13 per diluted share for the same period last year. Higher earnings in the first nine months of fiscal 2006 were due to the dividend income, increased net earnings in the Cardiac Assist / Monitoring Products segment and the special gain of $0.8 million or $0.05 per diluted share recorded in the first quarter. Partially offsetting the increase in earnings was the $2.7 million X-Site special charge, $1.8 million after tax or $0.12 per diluted share, recorded in the second quarter.

     LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term investments at March 31, 2006 were $47.7 million compared to $42.6 million at June 30, 2005. Long-term investments were $22.4 million and $22.8 million at March 31, 2006 and June 30, 2005, respectively.

         In the first nine months of fiscal 2006, we provided $16.7 million of net cash from operating activities compared to $29.7 million last year. The decrease was primarily due to lower income taxes refunded of $7.1 million, increased pension contribution of $6.5 million and a reduction of accounts payable of $3.2 million, partially offset by increased net earnings of $2.3 million.

         We used a net $1.1 million of cash from investing activities. Net sales and maturities of investments yielded $5.2 million of cash and proceeds from the sale of the Vaals facility added $1.2 million of cash. These $6.4 million of proceeds were spent on $4.7 million of capital and technology and $2.7 million of capitalized software.

         We used $4.7 million of net cash from financing activities. We paid $18 million in dividends, comprising 3 quarterly dividends of $0.07 per share and a special dividend of $1.00 per share declared in our fiscal second quarter and paid in our third quarter. We also repaid $15.7 million of short-term borrowings. Financing cash outlays were partially funded by $12.6 million of proceeds from the exercise of stock options and $1.4 million of excess tax benefits to be realized, generated from stock option exercises.

         In January 2006, we borrowed $15.2 million for 90 days at an interest rate of 4.80% to assist with the funding of the January special and regular dividends of $15.9 million, or $1.07 per share. The borrowing was done because the interest expense was lower than the cost to retire long-term investments. During the third quarter of fiscal 2006, we repaid $11.7 million of this short-term borrowing. The $3.5 million outstanding balance was repaid in April 2006.

         On November 28, 2005, the Board of Directors declared a special cash dividend of $1.00 per share payable on January 18, 2006 to shareholders of record on December 27, 2005.

         On December 6, 2005, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on January 18, 2006 to shareholders of record on December 27, 2005.

         On February 27, 2006, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on April 6, 2006 to stockholders of record as of March 6, 2006.

         During the third quarter of fiscal 2006, we substantially completed our one-time $30 million earnings repatriation program under the American Jobs Creation Act of 2004 (AJCA). The repatriation was primarily funded by the sale of investments held by our overseas subsidiaries and to a lesser extent by existing overseas cash balances. The funds received through the repatriation will be deployed under a qualified investment plan as defined by the AJCA. The primary uses of the repatriated funds, as defined in our approved reinvestment plan, will be to finance domestic research and development, qualified pension plan contributions and capital expenditures.

         At March 31, 2006, we had available unsecured lines of credit totaling $95.9 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $25.0 million expires in October 2006, $24.0 million expires in November 2006 and $21.5 million expires in March 2007. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.4 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.

         On May 16, 2001, the Board of Directors authorized $40 million to buy shares of our common stock from time to time, subject to market conditions and other relevant factors affecting the Company. We purchased approximately 5 thousand of our common shares for approximately $144 thousand during the first nine months of fiscal 2006. To date we have repurchased approximately 915 thousand shares at a cost of $35.3 million. The remaining balance under the existing share repurchase program is $4.7 million.

         We believe that our existing cash and investment balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current United States inflation has not significantly affected the Company.

     INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control, including the risk that the ClearGlide EVH product will not make a significant contribution to the future growth of the Cardiac Assist business, that the early response to the On-Site product will not continue and On-Site will not play a key role in the turn-around of the Interventional Products business and that the introduction of X-Site will be delayed and market conditions may change, particularly as the result of competitive activity in the markets served by the Company. Additional risks include the Company's dependence on certain unaffiliated suppliers (including single source manufacturers) for patient monitoring, cardiac assist and interventional products, continued demand for the Company's products, rapid and significant changes that generally characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

     CRITICAL ACCOUNTING POLICIES

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We regularly evaluate our estimates and assumptions on an on-going basis and adjust as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies include Revenue Recognition, Allowance for Doubtful Accounts, Inventory Valuation, Income Taxes and Pension Plan Actuarial Assumptions, as disclosed in our Form 10-K for the fiscal year ended June 30, 2005.

     RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2005 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative transition method that consists of:
         (1) a computation that creates an additional paid-in-capital (APIC) pool related to previously recognized tax benefits on equity-based employee compensation; and (2) a simplified method to determine how awards that are fully vested and outstanding when Statement 123R is adopted will subsequently affect the APIC pool. The guidance in this FSP is effective after November 10, 2005. Entities may make a one-time election to apply the transition method discussed in this FSP. That one-time election may be made within one year of an entity's adoption of Statement 123R, or the FSP's effective date, whichever is later. The Company is reviewing the issue and will determine if it will adopt the alternative method by the end of fiscal year 2006.

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

     None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three- and nine-month periods ended March 31, 2006 and 2005.

     As of March 31, 2006, we had a notional amount of $14.9 million of foreign exchange forward contracts outstanding, denominated in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

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

     The review of internal controls periodically gives rise to modifications and improvements designed to enhance the efficacy of our controls and we implement changes from time to time to effectuate such changes. Subject to the forgoing, we do not believe that any changes we instituted constitute significant changes during the registrant's most recent fiscal quarter to our internal controls which would require disclosure.

Part II:  OTHER INFORMATION

Item 1.  Legal Proceedings

     We are subject, in the ordinary course of our business, to product liability litigation. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability for product liability litigation.

     As noted in our Form 10-K for the fiscal year ended June 30, 2005, on January 28, 2003, Sanmina-SCI, one of our former suppliers, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that we are obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages of $1.2 million, plus material markup, carrying costs and interest. In response, we filed an answer denying the allegations of the complaint and counterclaimed for damages we suffered in the amount of $2.3 million for Sanmina-SCI's breach of its obligation to us. The matter was settled in April 2006 by each party releasing the other without compensation.

     As noted in our Form 10-K for the fiscal year ended June 30, 2005, on December 2, 2003, a former Datascope employee, Michael Barile, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. and various John Does seeking, inter alia, indemnification from the Company of approximately $1 million in legal fees and expenses he allegedly incurred in defending a criminal action brought against him by the United States Attorney's Office for the District of Maryland, as well as additional damages Mr. Barile alleges he suffered as a result of such prosecution. The matter was settled in April 2006 by the Company agreeing to pay a portion of Mr. Barile's legal fees.

     As noted in our Form 10-K for the fiscal year ended June 30, 2005, on January 20, 2005, Rex Medical LP filed a complaint in the United States District Court for the District of Delaware, seeking monetary damages for breach of three thrombectomy technology transfer agreements between Rex and the Company, as well as to have the technology under the agreements revert back to Rex. The Company has answered the complaint denying the allegations and has counterclaimed for Rex's breach of the contracts and seeks monetary damages for lost profits. Mediation was conducted in August 2005 without success, however, the parties are discussing the possibility of settlement. The Company believes it has a meritorious counterclaim and meritorious defenses to Rex's claims and intends to defend and prosecute this action vigorously.

     As noted in our Form 10-Q for the quarterly period ended December 31, 2005, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. ("Plaintiffs") filed a complaint against Datascope in the United States District Court for the District of Maryland seeking a permanent injunction and damages for patent infringement. They allege that the Company's ProLumen Rotational Thrombectomy System infringes the claims of their United States patents 5,766,191 and 6,824,551. We filed an answer denying such infringement. On September 1, 2005, we filed a summary judgment motion to dismiss the Plaintiffs' complaint. Plaintiffs filed an answer to the motion and the Court denied our motion on January 18, 2006. Trial in this matter is anticipated by September 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information on repurchases by the Company of its common stock during the third quarter of fiscal year 2006.


                                                                  Total Number of Shares    Total Value of Shares that
                                 Total Number       Average       Purchased as a Part of    May Yet Be Purchased Under
                                  of Shares          Price          Publicly Announced             the Programs
           Fiscal Period          Purchased        Per Share             Programs                    ($ 000's)
     -------------------------- ---------------  -------------- --------------------------- ----------------------------
     01/01/06 - 01/31/06              -              $   -                  -                       $     4,681
     02/01/06 - 02/28/06              -                  -                  -                             4,681
     03/01/06 - 03/31/06              -                  -                  -                             4,681
                                ---------------  -------------- --------------------------- ----------------------------
     Total                             -             $   -                   -                      $     4,681
                                ===============  ============== =========================== ============================

The current stock repurchase program was announced on May 16, 2001. Approval was granted for up to $40 million in repurchases and there is no expiration date on the current program.

Item 5.  Other Information

     Reports on Form 8-K.
         During the quarter for which this report on Form 10-Q is filed, the Registrant filed the following Forms 8-K:
         o January 4, 2006, pertaining to the announcement of a plan, approved on December 28, 2005, to reduce operating expenses related to the previously announced strategy to postpone the full market launch of its X-Site vascular closure device and to record a special charge in the second quarter ended December 31, 2005.
         o January 18, 2006, pertaining to the retirement of Arno Nash, a Director of the Corporation, on January 15, 2006.
         o January 31, 2006 pertaining to the Earnings Release of Datascope Corp. dated January 30, 2006.
         o February 3, 2006 pertaining to the Corporation adopting a form of Restricted Shares Award Agreement to be used in conjunction with the Corporation's 2005 Equity Incentive Plan. It also announced the retirement of Murray Pitkowsky, Senior Vice president and former Chief Financial Officer, Secretary and Treasurer of the Corporation, on January 31, 2006.
         o February 27, 2006, pertaining to the approval of Masimo's Board of Directors and stockholders to issue a special dividend payment to all stockholders.
         o March 13, 2006 pertaining to the $3.9 million of the special dividend received from Masimo Corporation announced in the Form 8-K dated February 27, 2006.

Item 6.  Exhibits

10.1     Form of Restricted Shares Award Agreement, incorporated by reference to
         Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2006

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


                               DATASCOPE CORP.
                               Registrant



                               By:    /s/ Lawrence Saper
                                     -------------------
                                     Lawrence Saper
                                     Chairman of the Board and
                                     Chief Executive Officer



                               By:    /s/ Scott D. Kantor
                                     ------------------------------------------
                                     Scott D. Kantor
                                     Vice President, Finance and Administration,
                                     and Chief Financial Officer



   Dated:  May 10, 2006