Form 10-K
period 2006-06-30
DATASCOPE CORP
filed 2006-09-13
CIK 27096

Back to Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-06516

DATASCOPE CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2529596 (I.R.S. Employer Identification No.)

14 Philips Parkway Montvale, New Jersey (Address of principal executive offices)	07645 (Zip Code)

Registrant’s telephone number, including area code: (201) 391-8100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filers and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non- accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes   No

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 30, 2005 was approximately $412 million. As of September 1, 2006, there were 15,205,268 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated by reference in Items 10 through 14 of Part III of this Form 10-K.

Back to Contents

i

Back to Contents

PART I

This Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K and include statements regarding our intent, belief or current expectations that relate to, among other things, trends affecting our financial condition or results of operations and our business and strategies. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Forward-looking statements speak only as of the date the statement is made. Readers are cautioned that these forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including competitive factors, changes in government regulation and our ability to introduce new products. The accompanying information contained in this Report on Form 10-K, including, without limitation, the information set forth below under Item 1 regarding the description of our business, under Item 1A, Risk Factors and under Item 7 concerning “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies additional important factors that could cause these differences. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in this Report on Form 10-K will not be realized. All subsequent written and oral forward-looking statements attributable to us or persons acting for or on our behalf are expressly qualified in their entirety by this section.

Item 1. Business.

Overview.     Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. The Cardiac Assist / Monitoring Products segment accounts for 86% of total sales. Operating data for each segment for the last three fiscal years is set forth in Note 10 to the Consolidated Financial Statements. Our products are distributed worldwide by direct sales employees and independent distributors. Originally organized as a New York corporation in 1964, we reincorporated in Delaware in 1989.

Available Information.     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings are available on our website at www.datascope.com.

We have adopted a written Corporate Business Conduct Policy (including Code of Ethics) that applies to all our employees. The Business Conduct Policy is posted on our website under the “Corporate Governance” caption. We intend to disclose any amendments to, or waivers from, the Business Conduct Policy on our website. In addition, the Company’s audit committee charter, compensation committee charter and nominations and corporate governance committee charter are also posted on the Company’s website. A copy of any of these documents is available, free of charge, upon written request sent to Datascope Corp., 14 Philips Parkway, Montvale, New Jersey 07645, Attention: Secretary.

Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

Back to Contents

Glossary.     We have prepared the glossary below to help you understand our business.

Angioplasty is the reconstruction of blood vessels, usually damaged by atherosclerosis. If the arteries in question are in the heart, a coronary bypass operation may be recommended. However, the nonsurgical method of balloon angioplasty is often employed, especially when only one vessel is blocked.

Balloon Angioplasty, also known as percutaneous transluminal coronary angioplasty (PTCA), is a nonsurgical method of clearing coronary and other arteries blocked by atherosclerotic plaque, fibrous and fatty deposits on the walls of arteries. A catheter with a balloon- like tip is threaded up from the arm or groin through the artery until it reaches the blocked area. The balloon is then inflated, flattening the plaque and increasing the diameter of the blood vessel opening. The arterial passage is thus widened or dilated. Balloon angioplasty has evolved to include direct coronary stenting in greater than 70% of angioplasty procedures to prevent recoil or abrupt closure of the artery post dilatation.

French (Fr.), or French Scale, a system used to indicate the outer diameter of catheters. Each unit is approximately 1/3 mm.

Hemostasis is the stopping of bleeding, either by physiological properties of coagulation and vasoconstriction or by surgical or mechanical means.

Manual Compression is the stopping of bleeding by physical pressure placed specifically on a venous or arterial access site. With relation to our interventional products, manual compression is typically applied to the femoral artery.

Mechanical Thrombectomy is the process of removing clots within arteriovenous (AV) grafts or AV fistulas (an abnormal connection created surgically between an artery and a vein) on chronic hemodialysis patients who are typically being treated for end stage renal disease.

Percutaneously is via a passage through the skin by needle puncture, including introduction of wires or catheters.

Stenting is a medical procedure that uses tiny mesh tubes to support artery walls to keep the vessels open.

Vascular Access is the means of entering the vasculature percutaneously in order to place a variety of catheters. Vascular Access can be either venous or arterial in nature and can occur at various points of the body. The most typical vascular access points are femoral (groin), subclavian (upper chest), internal and external jugular (neck), brachial and radial (arm).

Vasoconstriction, causing narrowing of the blood vessels.

Major Product Lines.     Our four major product lines are Patient Monitoring, Cardiac Assist, Interventional Products and Vascular Grafts. The following table shows the percentage of sales by major product line as a percentage of total sales for the last three years:

	Fiscal Year Ended June 30,
	2006	2005	2004

Patient Monitoring	43%	43%	42%
Cardiac Assist	43%	39%	38%
Interventional Products	6%	8%	11%
Vascular Grafts	8%	10%	9%

Below is a more detailed description of our major product lines:

Patient Monitoring.     We manufacture and market a broad line of physiological monitors and monitoring systems designed to provide for patient safety and management of patient care. Our monitoring solutions were developed for the demands of today’s health care environment and many can be integrated with our Panorama™ Patient Monitoring Network. They range from automated blood pressure monitoring devices to intensive care unit monitoring systems. They are used in operating rooms, emergency departments, critical care units, post-anesthesia units and recovery rooms, intensive care units and labor and delivery

Back to Contents

rooms. As part of our operating room business, we offer the Anestar® Plus and Anestar® S Anesthesia Delivery Systems, which are designed for use with our Gas Module SE™ airway gas monitor, and our Passport 2® and Spectrum® multi-parameter patient monitors.

Our line of patient monitoring products and their significant features are as follows:

Patient Monitors

Our line of stand-alone bedside patient monitors consists of the Spectrum, Passport 2, Trio™, Accutorr® Plus (with AccuNet™) and Duo™.

Spectrum, a powerful, portable bedside monitor, has the features required for monitoring critical patients: more waveforms, diagnostic 12-Lead ECG, multiple invasive blood pressures, a comprehensive calculations package and cardiac output, all bundled into one easy- to-use monitor. Other key features include smart functions such as auto-configuring waveforms, auto-adjustable large numerics and a bright 12.1" color display.

Passport 2 is a portable, bedside monitor with color or monochrome display and 6 waveforms. Our unique Navigator™ control knob and dedicated function keys provide exceptional ease-of-use. Other key features include a specialized graph trend of heart rate, respiration and pulse oximetry for neonatal applications and convenient portability.

Trio is a portable and configurable lightweight, compact monitor with applications for a wide variety of hospital and outpatient areas. Its features include an ergonomically designed fold-away handle and built-in bed rail hook, and an 8.4" high resolution color display with 4 waveforms. Standard parameters include 3- or 5-lead ECG, NIBP, SpO2, respiration and temperature and full graphic and list trends of all monitored parameters with event markers.

Accutorr Plus is our first non-invasive blood pressure monitor with an integrated patient database that automatically records up to 100 patient measurements. Accutorr Plus measures pulse oximetry, temperature and heart rate. In August 2006, we launched AccuNet, our wireless software system which, when combined with the Accutorr Plus portable monitor, provides hospital staff with real-time health status updates by transmitting clinical data, via secure encryption, to a patient’s electronic record. The Accutorr Plus with AccuNet minimizes paperwork, reduces cost and decreases potential error from manual data transfers by automatically recording and charting a patient’s vital signs data. This powerful tool enables healthcare professionals, including off-site physicians and clinicians, to access a patient’s record at any location via PDA, pager, mobile phone or the Internet.

Duo is an easy to use portable, compact and lightweight blood pressure and pulse oximetry monitor designed for lower-acuity areas of a hospital. Duo provides accurate blood pressure and pulse rate readings while being easy to use and convenient to transport from patient to patient. The Duo features a touch button user interface and requires no menus.

Spectrum and Passport 2 both provide anesthetic gas analysis through our own Gas Module SE and telemetry or hardwire communication to our PatientNet Central Station and Panorama Patient Monitoring Network. All of our monitors, with the exception of the Duo, provide a choice of Masimo SET®1 or Nellcor®2 OxiMax®2 pulse oximetry.

Gas Module SE delivers state-of-the-art gas monitoring and analysis capabilities for our Spectrum and Passport 2 monitors. The Gas Module SE is a breath-by-breath gas analyzer, designed to meet the comprehensive anesthesia monitoring requirements of virtually every hospital and freestanding surgical center — whatever its size, specialty, or patient base. Gas Module SE interfaces with the controls and displays of the Passport 2 monitor for use in the growing out-patient surgery market and with the controls and displays of the Spectrum or Passport 2 monitors for use in main hospital operating rooms.

[1]	Masimo SET is a registered trademark of Masimo Corporation.
[2]	Nellcor and OxiMax are registered trademarks of Nellcor.

Back to Contents

Central Monitoring Systems

Panorama Patient Monitoring Network

The Panorama Patient Monitoring Network, introduced in July 2004, is our new platform for central monitoring of vital signs information. The Panorama is an integrated family of patient monitoring products that enables hospitals to seamlessly share information on all patients via one network. Significant features of the Panorama include monitoring of up to 16 patients on a single central station using dual displays, or up to 12 patients on a single display, and the Panorama ViewStation for remote display of patient data from any central station. In addition, Panorama supports hardwired and wireless patient monitoring on the same central station and stores all monitored parameters including continuous 12-lead ECG data, 1,000 events, 3,000 trends, and up to 72 hours of full disclosure. The monitoring network continues to evolve with the planned addition of interactive remote viewing workstations, hospital information systems interface and increased system capacity.

Anesthesia Delivery Systems

Anestar Plus Anesthesia Delivery System

The Anestar Plus has a unique integrated breathing system comprising the absorber, ventilator bellows, and a warmed aluminum manifold. This manifold, coupled with a ventilator, offers many high-tech features, such as automatic compliance compensation, pressure- controlled ventilation, and an easy-to-use touch screen interface.

Integration reduces the number of potential leak sites and contributes to the accuracy of ventilation by maintaining a virtually leak-free environment within the breathing system. The warmed aluminum block eliminates rainout, providing patients with improved airway climatization.

A variety of ventilation modes allow precise ventilation for a wide variety of patients, including patients with pulmonary complications.

The Anestar is compatible with our Passport 2 and Spectrum monitors, and Gas Module SE.

Anestar S Anesthesia Delivery System

The Anestar S brings the same advanced features and functionality that are incorporated into the Anestar to Outpatient Surgery Centers and Operating Rooms with space constraints with its a small footprint and thoughtful ergonomic design.

Significant Developments

In the last few years, we have expanded our line of patient monitoring products and achieved the following regulatory and marketing milestones:

•	AccuNet software solution was launched in August 2006
•	Panorama ViewStation distribution began in the first quarter of fiscal 2006
•	Duo Monitor distribution began in the third quarter of fiscal 2005
•	Acquired rights to manufacture Anestar Plus and Anestar S Anesthesia Delivery Systems in the second quarter of fiscal 2005
•	New arrhythmia analysis package introduced in January 2005
•	Panorama Patient Monitoring Network distribution began in the first quarter of fiscal 2005
•	Trio received Food and Drug Administration (FDA) 510(k) clearance in February 2004
•	OxiMax, Nellcor’s newest patented SpO2 technology, was introduced in high-end Accutorr Plus models in the third quarter of fiscal 2004
•	Anestar S Anesthesia Delivery System distribution began in September 2003
•	Cardiac output, calculations and pulmonary artery wedge pressure addition to Spectrum received FDA 510(k) clearance in September 2003
•	Spectrum United States and international distribution began in the third quarter of fiscal 2003
•	Trio began international distribution in the third quarter of fiscal 2003

Back to Contents

•	View 12 ECG Analysis Module for the Passport 2 began United States distribution in the first quarter of fiscal 2003
•	View 12 ECG Analysis Module received FDA 510(k) clearance to market in the first quarter of fiscal 2003
•	Anestar Anesthesia Delivery System began distribution in January 2002

Markets, Sales and Competition.     Our patient monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units and labor and delivery rooms. The Passport 2 provides a portable and cost effective monitoring solution for a wide range of departments, from emergency rooms and post-anesthesia care units to operating rooms and intensive care units. The Spectrum builds on the Passport 2’s portability and ease of use with added features that make it a robust monitoring solution for higher acuity departments such as intensive care units, operating rooms and coronary care units. The Trio is targeted towards markets such as subacute care facilities, surgery centers, and GI/ Endoscopy and general patient areas.

The Panorama network strengthens our product offerings across departments with innovative and unique features such as storage of 12-lead ECG data and the ability to mix hardwired and WMTS wireless devices on the same central station. Lastly, with the addition of our Anestar Plus and Anestar S anesthesia delivery systems, we offer a complete operating room solution that brings advanced features and functionality to outpatient surgery centers and operating rooms with space constraints.

We also have a significant presence in the hospital automated blood pressure monitoring market. The Accutorr Plus monitor is used across hospital departments to monitor blood pressure, pulse oximetry and temperature for patients who do not require continuous ECG monitoring. It offers trending functions and an optional recorder module to enable tracking of patient data over time. The Duo monitor is our latest entry into the automated blood pressure monitoring market. The Duo is targeted at the low end of the market, and is designed for customers who require spot-checking of blood pressure and pulse oximetry, but do not require trending capabilities.

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

Cardiac Assist.     We are a leader and pioneer in intra-aortic balloon (IAB) counterpulsation therapy and products including IAB pumps and catheters. Counterpulsation therapy is used to support and stabilize heart function. This therapy increases the heart’s output and the supply of oxygen-rich blood to the heart’s coronary arteries while reducing the heart muscle’s workload and its oxygen demand.

Our line of cardiac assist products includes intra-aortic balloon pumps, intra-aortic balloon catheters as well as endoscopic vessel harvesting devices for vein and artery harvest.

The intra-aortic balloon system is used for the treatment of high-risk cardiac conditions resulting from ischemic heart disease and heart failure. Patients experiencing acute coronary syndromes such as acute myocardial infarction, cardiogenic shock and unstable angina may require IAB therapy to support and stabilize their cardiac status. IAB therapy is also used for high-risk patients who require revascularization procedures such as percutaneous coronary interventions or coronary artery bypass procedures including both on-pump and off- pump techniques. These products and therapy may be used before or during coronary artery bypass grafting or percutaneous coronary interventions for hemodynamic support.

We produce a line of disposable intra-aortic balloon catheters that serve as the pumping device within the patient’s aorta. We introduced the first balloon catheter capable of percutaneous insertion. This innovation eliminated the need for surgical insertion. As a result, the market for cardiac assist products expanded from open-heart surgery to interventional cardiology.

In January 2006, we acquired the ClearGlide® endoscopic vessel harvesting (EVH) product line from the CardioVations division of Ethicon, a Johnson & Johnson company. EVH devices enable less-invasive techniques for the harvesting of suitable vessels for use in conjunction with coronary artery bypass grafting.

Back to Contents

Our line of cardiac assist products and their significant features are as follows:

Intra-Aortic Balloon Pumps (IABPs)

We manufacture and market the CS100® and System 98XT Intra-Aortic Balloon Pumps. The CS100 automatic IABP, launched in August 2003, includes IntelliSync™ automated arrhythmia tracking and timing algorithms which represent a generational leap in IABP technology. Other features of the CS100 include automated trigger selection for easier and continuous patient support, automatic “Beat to Beat” timing adjustments based on the patient’s physiologic landmarks and faster pneumatics to support the most challenging arrhythmic patients.

The System 98XT IABP incorporates the CardioSync® 2 software with improved algorithms to provide enhanced counterpulsation therapy. Other features of the System 98XT include faster pneumatics and reduced required user intervention.

Significant Developments

In the last few years, we have expanded our product line of intra-aortic balloon pumps and achieved the following regulatory and marketing milestones:

•	CS100 approval to distribute in Japan received in August 2004

•	CS100 United States and European market introduction in August 2003

•	System 98XT United States and European market introduction in December 2000

Intra-Aortic Balloon Catheters (IABs)

We manufacture a broad line of disposable IAB catheters for use with intra-aortic balloon pumps in support of counterpulsation therapy.

Linear™ 7.5 Fr.

In January 2005, we launched our Linear 7.5 French (Fr.) IAB catheter. Linear 7.5 Fr., with our new Durathane balloon material and improved 7.5 Fr. introducer sheath, offers easier insertion, improved abrasion and fatigue properties and, we believe, provides an improved solution for smaller adults, women, diabetics and patients with peripheral vascular disease. Linear 7.5 Fr. is available in 25cc, 34cc and 40cc balloon volumes.

Fidelity®

In February 2002, we launched our Fidelity IAB catheter. We believe that Fidelity provides superior performance to all other 8 Fr. catheters in the market. Fidelity also offers the largest central lumen (0.030”) for consistent, clear arterial waveforms which results in better delivery of counterpulsation therapy for the patient and easier patient management for the healthcare provider. A new polymer design enables Fidelity to insert easily and navigate tortuous anatomies. Once inserted, physicians have the longest insertable length available on the market to ensure optimal balloon placement. Fidelity is available in 25cc, 34cc and 40cc balloon volumes.

In addition, we manufacture a complete line of intra-aortic balloon catheters to accommodate counterpulsation therapy in both the adult and pediatric population. We manufacture catheters for pediatric patients in the 2.5cc, 5cc, 7cc, 12cc and 20cc volumes. Our 9.5 Fr. intra- aortic balloon catheters are available in 25cc, 34cc and 40cc volumes. A 50cc volume is also available for patients who are taller than 6 feet.

In June 2004, we introduced the first and only needle-free securement device for IAB catheters, the StatLock®3, which secures the IAB catheter to the patient without the danger of accidental needlesticks or suture wound complications. We estimate that more than 25% of our U.S. customers are utilizing this device.

[3]	StatLock is a registered trademark of Venetec International, Inc.

Back to Contents

Clinical Support.     We provide the following clinical and educational services to our customers:

•	Telemedicine via our PC-IABP products which offers remote pump monitoring, allowing the healthcare provider continuous access and instantaneous troubleshooting from highly trained technicians

•	24 hour, 7 day clinical support

•	On-site training and education for all personnel involved with patient care; over 30,000 clinicians are trained by our clinical staff annually

•	Comprehensive educational materials for hospital staff, patient and family

•	Consultative services to help hospitals maximize the goals of counterpulsation therapy within the hospital network

•
The Benchmark® Registry — a comprehensive registry database to assist hospitals worldwide in tracking and comparing outcomes of counterpulsation therapy administered to their patients. This enables our customers to demonstrate and measure the clinical benefits of the therapy. We believe that we are the only supplier offering a comprehensive, centralized repository of global IABP information

Endoscopic Vessel Harvesting (EVH)

Endoscopic vessel harvesting devices enable less-invasive techniques for the harvesting of suitable vessels for use in conjunction with coronary artery bypass grafting which have been steadily replacing traditional open vessel harvesting techniques since the early 1990s. EVH allows surgeons to avoid problems associated with the traditional “open” vessel harvesting techniques which include significant pain and discomfort for the patient during the recovery period and post incision scars that run the full length of the patient’s leg or forearm. The large incisions resulting from the “open” technique are associated with high rates of wound complications including dehiscence, hematoma and infection, all of which are avoided through the use of EVH.

Our EVH product line consists of the ClearGlide procedural kits for saphenous vein and radial artery harvesting. The major components of these procedural kits are:

The ClearGlide Optical Vessel Dissector is a dissecting device with an optically clear blunt dissecting tip which allows videoscopic visualization and creates a cavity for instrument passage during insertion, tunneling, and dissection. The device consists of a handle, a shaft and a transparent angled blunt tip that creates an operative working space around the vein and its side branches and allows for smooth, atraumatic dissection on anterior and lateral surfaces.

The ClearGlide Ultra Retractor elevates the skin to maintain an operative working space for insertion and passage of dissecting and ligating instruments. It consists of a handle, covered cannula and a transparent blunt tip spoon that dissects tissue and creates a working space within which instruments are positioned, passed and used to manipulate tissue; and permits the user to visualize the tissue beyond the tip during insertion, tunneling, dissection, and retraction.

The ClearGlide Precision Bipolar Device is used in conjunction with the ClearGlide Ultra Retractor to provide controlled coagulation and cutting in one step, minimizing instrument exchanges to accelerate EVH procedure time.

The ClearGlide Artery Kit includes the Ethicon Harmonic Scalpel® shear that allows for fast, safe cutting and coagulation of the side branches of the radial artery. Use during radial artery harvesting procedures results in low vessel trauma and spasm as well as reduced blood loss versus other cutting and coagulation methods. Additional kit components include a vessel dissector which is used to ensure that the target vessel is free of all connective tissue and side branch vessels prior to ligation and extraction and endoscopic scissors used to divide and cut tissue. Finally, two tie Endoloop® ligature enables the surgeon to ligate the target vessel without making additional incisions, thus establishing the ClearGlide kit as the only true single incision procedure kit in the EVH market.

Markets, Sales and Competition.     Our counterpulsation products are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and community hospitals with cardiac catheterization laboratories. These products have been sold, to a growing degree, to the broader range of

Back to Contents

community hospitals, where counterpulsation therapy is used for temporary support to the patient’s heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open-heart surgery, can be conducted. Our main competitor for counterpulsation products is Arrow International, Inc. Our EVH products are sold to hospitals performing coronary artery bypass grafting procedures. This user base is consistent with our counterpulsation user base and our existing direct sales force handles both product lines. Clinical support and training for our EVH products is provided by our team of Procedural Specialists who support our sales activities. Our main competitor for EVH products is Boston Scientific.

Interventional Products.     Our primary products are used to seal arterial puncture wounds after angiography and other interventional procedures that rely upon access to the body through the femoral artery. We participate in three distinct vascular closure applications primarily used in cardiology: collagen-based products, suture-based products and manual compression assist products.

Our line of interventional products is discussed below:

Vascular Closure Products

We design and currently manufacture the following vascular closure products: collagen-based products and manual compression assist products.

Collagen-Based Products

Our VasoSeal® and Elite™ brand vascular closure products assure fast and reliable arterial hemostasis after common percutaneous cardiology and radiology procedures, such as balloon angioplasty, arterial stenting and diagnostic angiography.

We manufacture and market vascular closure devices under five brand names: VasoSeal® VHD, VasoSeal ES®, VasoSeal Low Profile, Elite and On-Site™. These products seal femoral arterial punctures quickly and efficiently. Unlike many other vascular closure products these closure devices work extravascularly, outside of the artery. This method of arterial closure provides doctors with an effective alternative to the many competitive closure products that work by placing, and leaving behind within the artery, permanent foreign objects such as sutures or anchors. Interventional Products’ vascular closure devices provide clinical advantages such as reduced time to hemostasis, quicker patient ambulation and faster discharge following certain percutaneous procedures. In addition, these devices can provide cost savings to the hospital and increased patient satisfaction versus the technique of manual compression routinely used to achieve arterial hemostasis.

VasoSeal VHD

We manufacture and market the VasoSeal VHD extravascular closure device, the first device of its kind to be approved in the United States. Prior to the introduction of VasoSeal VHD in 1995, the only way to seal femoral arterial puncture wounds was to apply significant pressure by hand over the arterial puncture site and to wait for the blood in the tract to clot naturally. This process is called “manual compression.” Manual compression can take 20 minutes or more to accomplish even in the best of circumstances. But oftentimes, especially if a patient has been administered anti-clotting drugs prior to their percutaneous procedure, the patient has to wait many minutes, or even hours, for the effect of the anti-clotting drugs to diminish before manual compression can be successfully administered on their puncture site.

The VasoSeal VHD comes with a measuring device that tells the doctor the depth of a patient’s artery from the skin surface. The doctor then uses the VasoSeal VHD to deploy a soft collagen plug directly over the puncture site outside of the artery. VasoSeal VHD produces hemostasis in two ways. First, the collagen plug provides a mechanical barrier that stops blood from flowing up the puncture tract. Second, the collagen in the device’s plug interacts with the patient’s own blood to attract platelets and stimulate the formation of fibrin, thus simulating the body’s own, natural clotting process. By design, and unlike other vascular closure devices on the market, VasoSeal VHD does not leave a foreign object inside of a patient’s artery after deployment. In addition, and unlike manual compression, VasoSeal VHD permits the immediate removal of

Back to Contents

the procedural sheath used in many cardiology and radiology procedures, even when anti-clotting drugs have been administered to a patient.

VasoSeal ES

The VasoSeal ES device, introduced in Europe in 1998 and in the United States in 1999, retains the proprietary, extravascular technology of our original VasoSeal VHD product. Additionally, VasoSeal ES features a “one-size-fits-all” (5 to 8 Fr.) design that eliminates the physician’s need to measure skin-to-artery distance and the hospital’s need to stock multiple sizes of the device. These features are made possible by VasoSeal ES’s unique locator technology that is capable of easily and precisely locating the arterial puncture site below the skin’s surface.

VasoSeal ES is the first vascular closure device to have been found safe and effective in patients with peripheral vascular disease (PVD). As many as 30% of all patients undergoing percutaneous cardiology and radiology procedures have PVD.

VasoSeal Low Profile

VasoSeal Low Profile is a smaller version of VasoSeal VHD and is available in five kit sizes. This device meets the needs of hospitals that have been increasing their use of smaller diameter access sheaths in their percutaneous procedures to minimize vascular trauma. VasoSeal Low Profile is approved for sealing 5 Fr. or smaller puncture sites.

Elite

Elite, the newest VasoSeal product, utilizes a unique, proprietary sponge collagen technology to produce hemostasis. Elite’s new sponge collagen is deployed into a patient’s tissue tract, just above the femoral artery, in a compressed form. Upon exposure to blood, the compressed sponge collagen plug expands in seconds to produce an effective mechanical blockade above the femoral artery.

Elite uses the same one-size-fits-all location system as VasoSeal ES. However, the body design of Elite is substantially different than that of VasoSeal ES. The Elite body design was developed after years of studying the ergonomics of the earlier generation VasoSeal devices and the different ways physicians deploy these devices. From this research, we developed the unique and effective body design for Elite. The new Elite body was designed specifically to minimize variations in physician deployment methods, variations that could compromise the precise placement of VasoSeal’s collagen plug. The new body design of the Elite maximizes the device’s potential for producing rapid, secure and consistent mechanical hemostasis.

Elite provides physicians with the same rapid and reliable mechanical closure capabilities of the competitive closure devices that leave foreign objects behind in patient arteries. Yet, like the rest of the VasoSeal line, Elite achieves its goals while protecting and preserving the common femoral artery from unnecessary intrusions and left-behind artifacts.

Elite is designed to serve as the only vascular closure device a hospital should need to stock. It can be utilized for both diagnostic and interventional procedures and with a broad variety of 5 to 8 Fr. sheaths. Like VasoSeal ES, Elite has been proven safe and effective in diverse patient populations, including those with PVD.

On-Site

On-Site, our newest collagen-based femoral closure device, was released in the United States and European markets during the third quarter of fiscal 2006. On-Site is a precision closure device designed to allow a single operator to deliver a collagen plug in a unique, simple and precise manner to ensure placement precisely on top of the arteriotomy. In the past, certain anatomic challenges such as scarring from previous arterial punctures, or even movement by the patient during deployment of a closure device, could affect the placement and security of the closure mechanism. The On-Site device eliminates this risk by means of a unique over-the-wire (“Locator Wire”) locking mechanism. This mechanism allows the device to be quickly deployed by a single operator with consistent results. The On-Site Locator Wire technology acts as a platform for precise delivery of the collagen plug by means of a disc, attached to a wire, that is temporarily inserted

Back to Contents

into the artery. The disc provides temporary mechanical blockage to the arteriotomy, which prevents blood loss, while the collagen delivery device locks onto the wire to ensure precise placement of the collagen plug on top of the arteriotomy. After the collagen plug is deployed, the On-Site locator disc is collapsed and the wire/disc assembly is removed leaving only the extravascular collagen plug in place.

On-Site is indicated for closing arterial punctures in both diagnostic and interventional procedures involving sheath sizes up to 6 Fr. It can be used with patients who have PVD and, like all of our vascular closure devices, it leaves no foreign body behind in the artery.

Significant Developments — Vascular Closure Products

In the last few years, we have expanded our line of vascular closure products and achieved the following regulatory and marketing milestones:

United States, FDA Approvals, Major Products:

•	On-Site launched in the U.S. and European markets in the third quarter of fiscal 2006

•	On-Site Pre-Market Approval (PMA) Supplement approved in May 2005

•	Elite PMA Supplement approved in August 2002

•	VasoSeal Low Profile PMA Supplement approved in June 2002

•	VasoSeal VHD granted PMA in September 1995

United States, FDA Additional VasoSeal Approvals:

•	Modified Hold Technique deployment method in March 2002

•	Reduced time to discharge claim in diagnostic angiography patients in September 2001

CE Mark Approvals (Europe):

•	On-Site approved in December 2005

•	Elite approved in 2002

•	VasoSeal Low Profile approved in 2002

Japan:

•	VasoSeal VHD cleared for reimbursement for certain interventional procedures by the Ministry of Health in January 2000

Canada:

•	VasoSeal VHD Medical Device License granted for prior approvals in 2000

Markets, Sales and Competition.     Our VasoSeal and On-Site products are sold to interventional cardiology as well as radiology labs, both in hospitals and independent diagnostic facilities. The current global market for collagen-based vascular closure devices is approximately $350 million annually. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with the VasoSeal VHD, VasoSeal Low Profile, VasoSeal ES, Elite and On-Site devices. Our competitors in this market are St. Jude Medical (Angio-Seal™) and Vascular Solutions, Inc. (Duett).

Manual Compression Assist Product

Safeguard™

Safeguard is a manual compression assist product used to ensure maintenance of hemostasis. It is typically used on the femoral arterial site but may also be used in brachial, radial and subclavian vessels on cardiac, dialysis and/or critical care patients. Safeguard affixes to the site with an adhesive backing and offers hands-free consistent compression through inflation of a bulb with a syringe. Safeguard 24cm was introduced in the second quarter of fiscal 2004. A second product, Safeguard 12cm was launched in March 2005.

Advantages of Safeguard

•	Maintains pressure during patient recovery and maximizes valuable staff resources

•	Innovative design makes Safeguard easy to apply and simple to use

•	Provides direct visualization of the site and allows for immediate pressure adjustments

•	Enhanced patient comfort: Safeguard is flexible and conformable; it does not restrict patient mobility and no ancillary equipment or straps are required

Back to Contents

Significant Developments — Safeguard

Safeguard has achieved the following milestones:

•
A multi-centered clinical study to document and quantify the clinical advantages of the Safeguard device for use on femoral puncture sites was initiated in the fourth quarter of fiscal 2006. Study results are expected to be available in the first quarter of fiscal 2007.

•	Safeguard 12cm received the CE Mark in June 2005.

•	Determined to be a Class I, exempt product within the FDA regulations.

•	Safeguard 24cm received the CE Mark in October 2003.

Markets, Sales and Competition.     We estimate the market for non-invasive compression assist devices to be approximately $60-80 million annually. Safeguard competes with other non-invasive devices such as FemoStop (Radi) and topical hemostatic patches. A number of companies, some of which are larger than us, manufacture and market competitive products. Among them are Abbott Laboratories, Medtronic, Vascular Solutions and Marine Polymer Technologies.

Suture-Based Product

In May 2004, we acquired certain assets and technology from X-Site Medical, LLC (X-Site), a privately held company. The acquired assets include all technology related to X-Site’s lead product, a suture-based vascular closure device for achieving hemostasis after coronary catheterization procedures.

In a controlled clinical study of approximately 393 patients (approximately 260 of whom received X-Site), the X-Site® device was shown to be easy to use and demonstrated an excellent safety profile. The device has received FDA approval and will increase our presence in the vascular closure market. The addition of the X-Site product represents a logical expansion in the area of hemostasis management, and reflects our strategy of providing new and innovative products to each market segment of the vascular closure category.

The X-Site product was launched on a limited basis in the second quarter of fiscal 2006. Based on market feedback from the limited launch of the X-Site vascular closure device, which revealed a strong market preference for a pre-tied knot as an integral part of the device, we deferred the full market launch of our X-Site vascular closure device. We expect to receive the CE mark (product approval that permits the marketing of medical devices in the European Union) for the retooled X-Site suture-based closure device in time to launch in the European market in the third quarter of fiscal 2007. We estimate that the timing of FDA regulatory approval, which lags CE mark approval, could allow for the U.S. launch of the new X-Site in the fourth quarter of fiscal 2007.

Markets, Sales and Competition.     The X-Site product will compete in the vascular closure market as described earlier, in which suture-mediated devices represent over $100 million in sales. To date, Abbott Laboratories, which markets the Perclose product, is the dominant competitor in this segment. The X-Site product will be marketed by the Interventional Products direct sales force, which currently sells other vascular closure devices.

Interventional Radiology

Our Interventional Products division sells two products into the dialysis access segment of the interventional radiology market. The first product is ProLumen™, a mechanical thrombectomy device designed to break up clots in arteriovenous grafts in patients who are on chronic hemodialysis. ProLumen received FDA 510(k) clearance in February 2004 and was launched in March 2004. Our second product for the dialysis access market is ProGuide™, an over-the-wire chronic dialysis catheter. Chronic dialysis catheters connect a patient experiencing end stage renal disease to a dialysis machine. Chronic dialysis catheters allow for needle-free access for the dialysis procedure. ProGuide received FDA 510(k) clearance in September 2004 and was launched in the U.S. in May 2005. Because ProGuide is an over- the-wire catheter that does not require the use of a delivery sheath to facilitate placement, it has the potential to reduce the risk of air embolism while providing ease of placement both of which are very important to the physician. ProGuide also delivers high flow rates with low recirculation, thereby offering a superior level of patient care.

Back to Contents

Markets, Sales and Competition.     ProLumen and ProGuide are primarily marketed to interventional radiologists and vascular surgeons. The market for mechanical thrombectomy devices is approximately $15-20 million annually. A number of companies manufacture and market products that compete with ProLumen. Our main competitors are Arrow International and Possis Medical, Inc. The market for chronic dialysis catheters is approximately $130 million annually. Companies who manufacture products that compete with ProGuide are: Medcomp, C.R. Bard, Angiodynamics, Boston Scientific, Kendall (Tyco), Arrow International and Spire.

Clinical Education and Support — Interventional Products.     We offer health care providers the following services in connection with our interventional products:

•	On-site training and education of all personnel involved with product deployment and post-deployment patient care to assure successful device outcome

•	24 hour, 7 days a week clinical support

•	Comprehensive educational materials and programs for staff

•	Patient information guides to educate the patient on appropriate post-care regimens

•	Consultative services to help facilities identify and maximize the goals and objectives of vascular sealing

InterVascular (Vascular Grafts and Patches).     Our InterVascular, Inc. subsidiary designs, manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace or bypass diseased arteries. InterVascular is actively broadening its line of vascular surgery products.

Our vascular graft products and their significant features are as follows:

Our vascular grafts, marketed under the InterGard® brand, include knitted collagen coated grafts for use in most vascular applications for reconstruction of abdominal aorta and peripheral arteries; and woven products designed primarily for use in thoracic aortic repair and open-heart surgery.

InterGard® Silver is the world’s first antimicrobial vascular graft specifically designed to prevent post-operative graft-related infection by using the broad spectrum, anti-microbial properties of silver, which is released from the surface of the graft into surrounding tissues following implantation. Vascular graft infection, which occurs in 2% to 5% of cases, typically lengthens the hospital stay of a patient by up to 50 days, which results in an increase in treatment cost of approximately $85,000.

InterGard UltraThin is an innovative vascular graft designed to improve outcomes of peripheral bypass procedures. With a wall thickness of 0.35mm, InterGard UltraThin is the thinnest knitted polyester collagen coated graft on the market.

InterGard Heparin is a heparin bonded, collagen coated graft for replacement and bypass of peripheral arteries. Occlusion of a peripheral graft following surgery is the most frequent cause of graft failure. InterGard Heparin is designed to address the issue of occlusion and improve long term patency of the graft by allowing the properties of heparin to be available locally on the graft surface for several weeks following implantation. Three year results of a multicentric prospective randomized study have shown that use of InterGard Heparin has 25% better patency and 65% fewer amputations compared to ePTFE, a synthetic material frequently used for peripheral artery bypass or repair.

Our line of vascular patches, the InterVascular HemaPatch and HemaCarotid Patch products, offer the vascular surgeon a complete range of knitted, collagen coated patches in a wide range of sizes for repair of carotid and peripheral arteries. HemaPatches are available in the Silver configuration and HemaCarotid patches are also manufactured in the UltraThin configuration, with and without Heparin.

Significant Developments

In the last few years, we have expanded our line of vascular graft products and achieved the following regulatory and marketing milestones:

•	InterGard Thoracic Aortic Root Graft was introduced in Europe in May 2006.

Back to Contents

•
Effective February 2006, InterVascular is the exclusive distributor of Vascular Innovations Stent Grafts (AUF and Extender Cuff), in all worldwide markets exclusive of Japan and the United States. The Vascular Innovations Stent Grafts are unique innovative products that address major abdominal aortic aneurysm issues (migration, endoleak type 1, complex anatomy and rupture).

•	HemaPatch Silver was introduced in Europe in March 2004.

•	HemaCarotid Patch Heparin was introduced in Europe in March 2004.

•	InterGard Heparin UltraThin graft was introduced in the United States in fiscal 2003.

•	Aortic Arch and HemaBridge (specialty grafts for thoracic aorta repair and replacement) received FDA clearance in March 2002.

•	InterGard Heparin received FDA clearance in January 2001.

Markets, Sales and Competition.     Effective May 1, 2005, W.L. Gore & Associates Inc. (Gore) became the exclusive distributor of InterVascular’s full line of polyester grafts and patches in the United States. The decision to enter into a relationship with Gore was based on Gore’s strong presence in the U.S. vascular graft market. InterVascular’s products are sold by Gore’s U.S. Vascular Surgery Sales Team and co-branded under the InterVascular and Gore names.

In Europe the InterVascular product line continues to be marketed by direct sales representatives and exclusive distributors. In other international markets the InterVascular product line continues to be sold by its distributor network.

Our vascular graft products are sold to vascular and cardiothoracic surgeons. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our vascular graft products. Our major competitors are Boston Scientific, Vascutek, a Terumo company, W.L. Gore, and Impra, a subsidiary of C.R. Bard, Inc.

Life Science Research Products.     In 1998, we entered the life science research market by forming a new subsidiary, Genisphere Inc. Genisphere has developed reagents based on a new, proprietary class of DNA molecules known as 3DNA®, or Three Dimensional Nucleic Acid. A reagent is a biologically or chemically active substance. Genisphere’s reagents are used to detect and measure other biological substances. Our 3DNA-based reagents have been shown to provide greater sensitivity in nucleic acid and protein detection assays than it is possible to achieve using conventional detection methods.

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

A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our life science research products. Our major competitors include Agilent Technologies, GE Healthcare and Applied Biosystems.

Research and Development

We invested approximately $37.3 million or 10.0% of sales in 2006, $36.2 million or 10.3% of sales in 2005 and $32.5 million or 9.5% of sales in 2004 on research and development of new products and improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Marketing

Our products are sold primarily through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in international markets. Our largest geographic

Back to Contents

markets are the United States, Europe and Japan. Our worldwide direct sales organization employs approximately 365 people and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians. Our sales are broadly distributed and no customer accounted for more than 10% of our total sales in fiscal years 2006, 2005 or 2004. Our primary customers include physicians, hospitals and other medical institutions.

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

International sales as a percentage of our total sales were 38% in 2006, 38% in 2005 and 35% in 2004. We have subsidiaries in the United Kingdom, France, Germany, Italy, Belgium and the Netherlands. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 10 to the Consolidated Financial Statements for additional information with respect to our international operations and foreign currency exposures.

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

Back to Contents

rights are available and where we believe it is commercially advantageous to do so. We hold a number of United States and foreign patents. In addition, we also have filed a number of patent applications that are currently pending.

Employees

At the end of fiscal 2006, we had approximately 1,300 employees worldwide. None of our employees are represented by a labor union. We believe our relationship with our employees is good.

Orders Backlog

At June 30, 2006, we had a total backlog of unshipped customer orders of $22.0 million, primarily for patient monitoring products. Substantially all of the backlog will be delivered in fiscal 2007. The total backlog at June 30, 2005 was $26.8 million. The decrease in the backlog at June 30, 2006 compared to the same period last year was due to the Panorama shipment delay in the fourth quarter of fiscal 2005.

Regulation

Our medical devices are subject to regulation by the FDA. In some cases, they are also subject to regulation by state and foreign governments. The Medical Device Amendment of 1976 and the Safe Medical Devices Act of 1990 (the “Act”) , which are amendments to the Federal Food, Drug and Cosmetics Act of 1938, require manufacturers of medical devices to comply with certain controls that regulate the composition, labeling, testing, manufacturing and distribution of medical devices. FDA regulations known as “Current Good Manufacturing Practices for Medical Devices” provide standards for the design, manufacture, packaging, labeling, storage, installation and servicing of medical devices. Our manufacturing and assembling facilities are subject to routine FDA inspections. The FDA can also conduct investigations and evaluations of our products at its own initiative or in response to customer complaints or reports of malfunctions. The FDA also has the authority to require manufacturers to recall or correct marketed products which it believes do not comply with the requirements of these laws.

Under the Act, all medical devices are classified as Class I, Class II or Class III devices. In addition to the above requirements, Class II devices must comply with pre-market notification, or 510(k), regulations and, in some cases, with performance standards or special controls established by the FDA. Subject to certain exceptions, a Class III device must receive pre-market approval from the FDA before it can be commercially distributed in the United States. Our principal products are designated as Class II and Class III devices.

We also receive inquiries from the FDA and other agencies. Sometimes, we may disagree with positions of members of the staffs of those agencies. To date, the resolutions of such disagreements with the staffs of the FDA and other agencies have not resulted in material cost to us.

Our international business is subject to medical device laws in countries outside the United States. Most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The applicable laws range from extensive device approval requirements in some countries for all or some of our products, to requests for data or certifications in other countries. Generally, international regulatory requirements are increasing. In the European Union, the regulatory systems have been consolidated, and approval to market in all European Union countries (represented by the CE Mark) can be obtained through one agency. In some cases, we rely on our non-U.S. distributors to obtain registration and approval for our products in a particular foreign jurisdiction.

The United States Medicare-Medicaid Anti-kickback law, as well as many state laws, prohibit payments of any kind that are intended to induce a referral for any item payable under Medicare, Medicaid or any other governmental healthcare programs. Many foreign countries also have similar laws. We subscribe to the AdvaMed Code (AdvaMed is a U.S. medical device industry trade association) which limits certain marketing and other practices in our relationship with product purchasers. We also adhere to a similar code in Europe.

We are also subject to certain Federal, state and local environmental regulations. The cost of complying with these regulations has not been, and we do not expect them to be, material to our operations.

Back to Contents

We are also affected by laws and regulations concerning the reimbursement of our customers’ costs incurred in purchasing our medical devices and products. Healthcare providers that purchase our medical devices and products generally rely on third-party payors, including the Centers for Medicare and Medicaid Services (CMS) which administers Medicaid and Medicare, and other types of insurance programs, to reimburse all or part of the cost of such devices. The laws and regulations in this area are constantly changing, and we are unable to predict whether, and the extent to which, we may be affected in the future by legislative or regulatory developments relating to the reimbursement of our medical devices and products.

Item 1A.	Risk Factors.

In addition to the other information presented in this Form 10-K, the following risk factors should be considered in evaluating our business. The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. Our business and financial condition could be materially adversely affected by any of these risks, and our future operating results may differ materially from the results described in this report due to the risks and uncertainties related to our business and our industry, including those discussed below. The risks described below are not the only risks we face. Please note that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Our markets are highly competitive and we face rapid technological changes in the medical device industry, which may impact the growth of our business.

Our future growth is dependent upon our ability to market our products effectively in a strong competitive environment and respond to rapidly changing technology and alternative products/treatments. The medical device market is intensely competitive and we encounter significant competition from various medical device companies in each market in which our products are sold. Our competitors range from small start-up companies to companies which are larger than we are and have significantly greater resources and broader product offerings. We expect competition will continue to intensify as the medical device industry consolidates and new competitors, products and treatments are brought into the market. In addition, we face competition from alternative therapies primarily in our Cardiac Assist, Interventional Products and InterVascular businesses.

Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, price and services provided by the manufacturer. Market share can shift as a result of technological innovation and other business factors. We may experience decreasing prices for the products and services we offer due to pricing pressure experienced by our customers from managed care organizations and other third-party payors, increased market power of our competitors as the medical device industry consolidates and increased competition among medical device companies. If the prices for our products and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

Our future growth is dependent upon the development of new products, which requires significant research and development (“R&D”), clinical trials and regulatory approval, and therefore may not result in commercially viable products.

Our future growth is dependent upon the development of new products, which requires that significant resources be devoted to research and development activities, clinical trials and obtaining regulatory approval. In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and new technology offerings. We have continued to increase our investments in R&D over the past few years and anticipate that we will continue to increase R&D spending in the future. If we are unable to develop and launch new products as anticipated, or if our R&D efforts do not achieve technical feasibility, our ability to maintain or expand our market position may be adversely impacted.

Back to Contents

Failure to successfully select, negotiate and integrate acquired technologies, products or businesses could adversely affect our business.

As part of our strategy to develop and identify new products and technologies, we have made acquisitions and investments in recent years, including our acquisition of the ClearGlide endoscopic vessel harvesting product in January 2006 and the X-Site suture-based vascular closure device in May 2004.

The success of any acquisition or investment that we may undertake will depend on a number of factors, including:

•	our ability to identify suitable opportunities for acquisition or investment

•	our ability to finance any future acquisition or investment on terms acceptable to us

•	litigation related to acquired technologies

•	our ability to integrate the acquired business or technology successfully with our existing business

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies

•	adverse developments arising out of investigations by governmental entities of the business practices of acquired companies

•	any decrease in customer loyalty and product orders caused by dissatisfaction with our combined product lines and sales and marketing practices, including price increases

If we are unsuccessful in our acquisitions or investments, we may be unable to continue to grow our business significantly or may need to record asset impairment charges in the future.

We are subject to widespread government regulation which may delay the approval of our products or result in the recall of previously approved products.

We are subject to compliance with numerous Federal, state and international government regulations regarding design, manufacturing, labeling, packaging, storage, distribution, installation and service of medical devices. Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDC Act”), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. Under the Safe Medical Device Act of 1990, all medical devices are classified as Class I, Class II or Class III devices. In addition to the above requirements, Class II devices must comply with pre-market notification, or 510(k), regulations and with performance standards or special controls established by the FDA. Subject to certain exceptions, a Class III device must receive pre-market approval from the FDA before it can be commercially distributed in the United States. Our principal products are designated as Class II and Class III devices. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

•	take a significant period of time

•	require the expenditure of substantial resources

•	involve rigorous pre-clinical and clinical testing

•	require changes to the products

•	result in limitations on the indicated uses of the products

As a device manufacturer, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or that it malfunctioned in a way that could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications

Back to Contents

in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.

Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances from the FDA for new products or modifications to existing products on a timely basis or that any FDA approval will not be subsequently withdrawn. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products or the withdrawal of product approval by the FDA could have a material adverse effect on our business, financial condition or results of operations because we would not be able to sell unapproved or recalled products and we may incur significant costs related to product recalls.

Cost containment pressures and legislative or regulatory reforms may decrease the demand for our products and the prices that customers are willing to pay for our products.

Our future growth is dependent upon health care cost containment and third party/government reimbursement policies including the impact of hospital buying groups and industry consolidation. Healthcare costs have significantly risen over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to control these costs. Certain reform proposals and other policy changes, if passed, could impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations because our sales revenue would be reduced.

Since we derive a significant portion of our revenues from international operations, changes in international economic or regulatory conditions could have a material impact on the results of our operations.

Our products are currently marketed around the world, with our largest geographic markets outside of the United States being Europe and Japan. Our operations in countries outside the United States accounted for 38% of our sales in fiscal 2006. We intend to continue to pursue growth opportunities in international markets which subjects us to risks generally associated with international operations, such as: unexpected changes in regulatory requirements; tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; differing labor regulations; longer payment cycles; problems in collecting accounts receivable; risks arising from a specific country’s or region’s political or economic conditions, including the possibility of terrorist actions; fluctuations in currency exchange rates; foreign exchange controls that restrict or prohibit repatriation of funds; export and import restrictions or prohibitions; delays from customs brokers or government agencies; changes in foreign medical reimbursement policies and programs; differing protection of intellectual property; and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws. Any one or more of these risks could materially adversely impact the success of our international operations.

Reduction or interruption in supply of components and materials used to manufacture our products, resulting from events such as damage to any of our manufacturing facilities or the loss of any of our sole-source suppliers, and the inability to develop alternative sources of supply, could impair our ability to meet sales demand and adversely affect our manufacturing operations and related product sales.

Reduction or interruption in the supply of components and materials used to manufacture our products, reliance on third party manufacturers for certain products, and damage to any of our manufacturing facilities, which could temporarily impair our ability to meet sales demand, may adversely affect our manufacturing and distribution operations and related product sales. If an event occurred that resulted in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, we purchase many of the components and raw materials used in manufacturing our products from numerous suppliers. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. Due to the FDA’s stringent regulations

Back to Contents

and requirements regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. The reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost effective manner.

A loss of key personnel or our inability to attract and retain additional personnel may adversely affect our business.

Our future growth is dependent upon our reliance on key employees, including executive officers, management, sales and technical employees involved in R&D. The talent and drive of our employees is an important factor in the success of our business. Our sales, technical and other key personnel play an integral role in developing, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain talented employees and key management we may not be able to meet our business objectives.

If we are unable to protect our intellectual property successfully our business could be adversely effected.

Intellectual property rights are important to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. We also rely upon trade secrets, manufacturing know-how, continuing technology innovations and licensing opportunities to maintain and improve our competitive position. Our policy is to file patent applications in the U.S. and foreign countries where rights are available and where we believe it is commercially advantageous to do so. We hold a number of U.S. and foreign patents. In addition, we also have filed a number of patent applications that are currently pending. Pending or future patent applications may not result in issued patents, current or future patents issued to or licensed by us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide a competitive advantage to us or prevent competitors from entering markets which we currently serve. In addition, we may have to take legal action in the future to protect our trade secrets or know-how or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time consuming to us and there is no assurance that any lawsuit will be successful. The invalidation of key patents or proprietary rights which we own or an unsuccessful outcome in lawsuits to protect our intellectual property could increase the competitive pressures that we face and therefore have a material adverse effect on our financial condition and results of operations.

Pending and future litigation and any resulting settlement awards may be costly and impact our ability to obtain cost-effective third-party insurance coverage in the future.

We are a defendant in various proceedings, legal actions and claims arising in the normal course of business, including product liability and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. To mitigate losses arising from unfavorable outcomes related to product liability and general liability matters, we purchase third-party insurance coverage subject to deductibles and loss limitations. We may incur significant legal expenses regardless of whether we are found to be liable. In addition, such product liability settlements may negatively impact our ability to obtain cost-effective third-party insurance coverage in future periods.

Item 1B. Unresolved Staff Comments.

None.

Back to Contents

Item 2. Properties.

The following table contains information concerning our significant real property that we own or lease:

Location	General Character and Use of Property		Ownership or Expiration Date of Lease

Fairfield, New Jersey	75,000 sq. feet, used for Cardiac Assist headquarters and manufacturing and research and development of intra-aortic balloons; research and development of endoscopic vessel harvesting products		Owned

Hatfield, Pennsylvania	15,000 sq. feet, used for Genisphere research and development, manufacturing and warehousing		Leased (until 6/30/11)

Hoevelaken, the Netherlands	12,700 sq. feet, used for administrative offices and the European central warehouse		Owned

La Ciotat, France	30,000 sq. feet, used by InterVascular for manufacturing and warehousing of vascular grafts and administrative offices		Owned

Mahwah, New Jersey	130,000 sq. feet, used for:		Owned

	•	Patient Monitoring facility – manufacturing and warehousing of patient monitoring products, research and development and administrative offices

	•	Manufacturing of cardiac assist balloon pump systems

Mahwah, New Jersey	•	90,000 sq. feet, used for:	Owned

	•	Interventional Products facility – manufacturing, warehousing, research and development and distribution of interventional products and administrative offices

	•	Warehousing, packaging and distribution of cardiac assist products

	•	Warehousing, distribution and administrative offices for InterVascular products

Montvale, New Jersey		38,000 sq. feet, used for corporate headquarters	Owned

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

Back to Contents

On January 28, 2003, Sanmina-SCI, one of our former suppliers, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that we are obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages of $1.2 million, plus material markup, carrying costs and interest. In response, we filed an answer denying the allegations of the complaint and counterclaimed for damages we suffered in the amount of $2.3 million for Sanmina-SCI’s breach of its obligation to us. This matter was settled in April 2006 without any payment by the Company.

The Public Prosecutor’s Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. The investigation concerns marketing practices under which benefits were provided to customers of the subsidiary. We are cooperating with the investigation. We cannot predict at this time what the results of the investigation may be or whether it could have a material adverse effect on our business or consolidated financial statements.

On December 2, 2003, a former Datascope employee, Michael Barile, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. and various John Does seeking, inter alia, indemnification from the Company of approximately $1 million in legal fees and expenses he allegedly incurred in defending a criminal action brought against him by the United States Attorney’s Office for the District of Maryland, as well as additional damages Mr. Barile alleges he suffered as a result of such prosecution. In response, the Company filed an answer denying the allegations of the complaint and brought counterclaims against Mr. Barile seeking damages resulting from Mr. Barile’s improper conduct as an employee of Datascope. Mr. Barile replied to the Company’s counterclaims by denying them. This matter was settled in April 2006 by the Company paying a portion of Mr. Barile’s attorney fees.

On January 20, 2005, Rex Medical LP (“Rex”) filed a complaint in the United States District Court for the District of Delaware, seeking monetary damages for breach of three thrombectomy technology transfer agreements between Rex and the Company, as well as to have the technology under the agreements revert back to Rex. The Company has answered the complaint denying the allegations and has counterclaimed for Rex’s breach of the contracts and seeks monetary damages for lost profits. In June 2006, the matter was dismissed without prejudice by mutual agreement between the parties.

On March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company’s ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has begun. The Company believes that it has meritorious defenses to such claims and intends to defend this action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Back to Contents

Item 4A. Executive Officers of the Company.

The following table sets forth the names, ages, positions and offices of our executive officers:

Name	Age	Positions and Offices Presently Held

Lawrence Saper	78	Chairman of the Board and Chief Executive Officer
Fred Adelman	53	Vice President; Chief Accounting Officer
Nicholas E. Barker	48	Vice President, Corporate Design
Robert Cathcart	46	Vice President; President, Interventional Products Division
James L. Cooper	55	Vice President, Human Resources
David A. Gibson	37	Vice President; President, Patient Monitoring and Technological Services Division
Terence J. Gunning	48	Vice President; President, Cardiac Assist Division
Scott D. Kantor	43	Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Timothy J. Krauskopf	45	Vice President, Regulatory and Clinical Affairs
Antonino Laudani	47	Vice President; President, InterVascular, Inc.
Donald R. Lemma	44	Vice President, Chief Information Officer
Boris Leschinsky	41	Vice President, Technology
Henry M. Scaramelli	53	Vice President; Corporate Controller
S. Arieh Zak, Esq.	45	Vice President, Corporate Counsel

Back to Contents

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded over-the-counter and is listed on the Nasdaq Stock Market LLC (NASDAQ). Our NASDAQ symbol is DSCP. The following table sets forth, for each quarter period during the last two fiscal years, the high and low sale prices as reported by NASDAQ and the quarterly dividends per share declared by the Company.

Fiscal Year	High	Low	Dividends

2005
First Quarter	$39.95	$32.39	$2.07	(a)
Second Quarter	42.23	32.26	0.07
Third Quarter	42.00	30.16	0.07
Fourth Quarter	34.38	26.94	0.07

2006
First Quarter	$36.90	$30.08	$0.07
Second Quarter	37.72	28.10	1.07	(b)
Third Quarter	39.99	32.41	0.07
Fourth Quarter	40.50	28.81	0.07

(a)
In fiscal 2005, the Company declared a special dividend of $2.00 per share, or $29.6 million, in addition to the regular quarterly dividend, which the Company also raised to $0.07 per share, which was paid on October 8, 2004 to holders of record on September 30, 2004.

(b)	In fiscal 2006, the Company declared a special dividend of $1.00 per share, or $14.9 million, which was paid on January 18, 2006 to holders of record on December 27, 2005.

As of September 1, 2006, there were approximately 531 holders of record of our common stock.

Dividend Policy

On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends. Our dividend policy is reviewed periodically.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information on repurchases by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2006.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs ($ 000’s)

4/01/06 – 4/30/06	—	$—	—	$4,681
5/01/06 – 5/31/06	—	—	—	4,681
6/01/06 – 6/30/06	—	—	—	4,681

Total Fourth Quarter	—	$—	—	$4,681

The current stock repurchase program was announced on May 16, 2001. Approval was granted for up to $40 million in repurchases, and there is no expiration date on the current program.

Back to Contents

Item 6. Selected Financial Data.

The following table sets forth selected financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto on pages F-1 to F-33.

SELECTED FINANCIAL INFORMATION

Earnings Statement Data: (in thousands, except per share data)

	Year Ended June 30,

	2006	2005	2004	2003	2002

Net sales	$373,000	$352,700	$343,300	$328,300	$317,400
Cost of sales	164,046	147,578	140,576	138,153	133,532

Gross profit	208,954	205,122	202,724	190,147	183,868
Research and development	37,306	36,214	32,465	29,034	25,720
Selling, general and administrative	143,116	141,593	137,540	130,987	126,204
Other items (a)	(810)	8,074	—	(3,028)	11,463

	179,612	185,881	170,005	156,993	163,387

Operating earnings	29,342	19,241	32,719	33,154	20,481
Other (income) expense:
Interest income	(2,242)	(2,231)	(1,822)	(1,607)	(1,913)
Interest expense	298	304	26	25	159
Dividend income (b)	(4,523)	—	—	—	—
Other, net	1,319	514	361	234	168

	(5,148)	(1,413)	(1,435)	(1,348)	(1,586)

Earnings before income taxes	34,490	20,654	34,154	34,502	22,067
Income taxes	8,647	6,008	10,246	11,203	8,166

Net earnings	$25,843	$14,646	$23,908	$23,299	$13,901

Earnings per share, basic	$1.73	$0.99	$1.62	$1.58	$0.94
Earnings per share, diluted	$1.69	$0.97	$1.58	$1.57	$0.92
Cash dividends declared per share (c)	$1.28	$2.28	$0.35	$0.20	$0.20

Balance Sheet Data: (in thousands)

	As of June 30,
	2006	2005	2004	2003	2002

Total assets	$375,680	$357,082	$368,335	$338,832	$316,022
Working capital	157,547	128,960	119,868	131,374	118,241
Stockholders’ equity	293,738	265,865	292,570	271,675	250,978
Cash dividends declared (c)	19,112	33,765	5,177	2,957	2,956

(a)
Other items include gain on sale of realty in fiscal 2006, special charges in fiscal 2005 related to write-downs of investments in two medical technology companies, discontinued development projects and severance charges, gain on legal settlement in fiscal 2003 and restructuring charges in fiscal 2002.

(b)	Dividend income in fiscal 2006 was related to a special dividend from a preferred stock investment.
(c)
In fiscal 2006, the Company declared a special dividend of $1.00 per share, or $14.9 million, which was paid on January 18, 2006 to holders of record on December 27, 2005. In fiscal 2005, the Company declared a special dividend of $2.00 per share, or $29.6 million, which was paid on October 8, 2004 to holders of record on September 30, 2004. In fiscal 2004, the Company declared a special dividend of $0.15 per share, or $2.2 million, which was paid on October 1, 2003 to holders of record on September 2, 2003.

Back to Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. We have aggregated our product lines into two segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. The Cardiac Assist / Monitoring Products segment accounts for 86% of total sales. Our products are sold worldwide by direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.

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

Our sales growth depends in part upon the successful development and marketing of new products. We have continued to increase our investment in research and development (R&D). In fiscal 2006 we spent $37.3 million on R&D, an increase of $1.1 million or 3% from fiscal 2005. Our growth strategy includes selective acquisitions of products and technologies from other companies. During the past two years we have made investments in several new technologies, including the X-Site® vascular closure device (“X-Site”) and the ClearGlide® endoscopic vessel harvesting (“EVH”) product. We are committed to improving our operating margins through increasing the efficiency of our manufacturing operations and cost containment programs.

In January 2006, we acquired assets and technology related to Ethicon’s ClearGlide endoscopic vessel harvesting product line. Ethicon is a Johnson & Johnson company. Endoscopic vessel harvesting devices enable less-invasive techniques for the harvesting of suitable vessels for use in conjunction with coronary artery bypass grafting. The vessel harvesting product line was integrated into the Cardiac Assist business, which markets its products to cardiac surgeons who perform coronary bypass graft surgery.

Datascope’s financial position continued strong at the end of fiscal 2006, with cash and marketable investments at $69.9 million compared to $60.4 million at June 30, 2005.

Results of Operations

Financial Summary

The following table shows the comparison of net earnings and earnings per diluted share over the past three fiscal years.

	(Dollars in millions, except per share data)

	Year ended June 30,

	2006	2005	2004

Net Earnings	$25.8	$14.6	$23.9
Earnings per share, diluted	$1.69	$0.97	$1.58

The increase in net earnings and earnings per diluted share in fiscal 2006 compared to fiscal 2005 was caused principally by higher earnings in the Cardiac Assist and InterVascular businesses, dividend income received of $3.9 million after tax, or $0.26 per share from a preferred stock investment, and a gain on sale of an unused facility of $0.8 million after tax, or $0.05 per share. Additionally, fiscal 2005 included special

Back to Contents

charges of $4.8 million after tax or $0.32 per share as discussed below. Partially offsetting the above was lower earnings in the Interventional Products and Patient Monitoring businesses and a charge of $1.8 million after tax, or $0.12 per share, related to the postponement of the launch of the X-Site vascular closure device.

The decrease in net earnings and diluted earnings per share in fiscal 2005 compared to fiscal 2004 was caused principally by special charges of $4.8 million after tax or $0.32 per share, related to a $1.4 million write-off of tangible and intangible assets, a $2.6 million write-off of investments in two medical technology companies and $0.8 million in severance expenses. In addition, there was a one-time income tax expense of $2.0 million or $0.13 per share related to repatriation of approximately $30 million of foreign earnings. Also contributing to the lower earnings was the continued decline in sales of vascular closure devices (39% from fiscal 2005 to fiscal 2006) and lower earnings of the Patient Monitoring business.

Comparison of Results—Fiscal 2006 vs. Fiscal 2005

Net Sales (Sales)

The following table shows sales by product line over the past three fiscal years.

	Sales by Product Line (Dollars in millions) Year ended June 30,

	2006	2005	2004

Cardiac Assist/Monitoring Products Segment
Patient Monitoring	$159.4	$149.5	$144.2
% change from prior year	7%	4%	6%
% of total sales	43%	43%	42%
Cardiac Assist	$160.2	$139.1	$129.5
% change from prior year	15%	7%	9%
% of total sales	43%	39%	38%
Interventional Products/Vascular Grafts Segment
Interventional Products	$22.5	$27.9	$37.3
% change from prior year	(19)%	(25)%	(11)%
% of total sales	6%	8%	11%
Vascular Grafts	$29.3	$34.6	$30.9
% change from prior year	(15)%	12%	3%
% of total sales	8%	10%	9%
Corporate and Other
Genisphere	$1.6	$1.6	$1.4
% change from prior year	—	—	—
% of total sales	—	—	—
Total sales	$373.0	$352.7	$343.3
% change from prior year	6%	3%	5%

Sales in fiscal 2006 of $373.0 million increased $20.3 million or 6% compared to $352.7 million in fiscal 2005. Unfavorable foreign exchange translation reduced sales growth by $3.2 million (1%) as a result of the stronger United States (U.S.) dollar relative to the Euro and the British Pound, the currencies in countries in which we have direct sales subsidiaries.

Sales in the U.S. of $231.9 million, increased $12.7 million or 6% attributable to increased sales in Cardiac Assist and Patient Monitoring. Sales in international markets of $141.1 million increased $7.6 million or 6% (8% excluding unfavorable foreign exchange translation of $3.2 million) due to increases in all businesses, except InterVascular.

Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2006 increased 11% to $319.6 million from $288.6 million last year.

Back to Contents

Patient Monitoring

Sales of patient monitoring products increased 7% to $159.4 million due primarily to increased sales of Panorama™ Patient Monitoring Networks (19%). Panorama was introduced in the first quarter of fiscal 2005, and worldwide installations have grown to more than 400 at the end of fiscal 2006. Partially offsetting the above were 4% lower average selling prices for bedside monitors in fiscal 2006 compared to fiscal 2005 reflecting increased competitive pressure in the United States and in certain international markets and unfavorable foreign exchange translation which reduced sales growth by $1.0 million.

Cardiac Assist

Sales of cardiac assist products increased 15% to $160.2 million due to higher shipments of both balloon pumps and intra-aortic balloons, plus $6.0 million of sales of the newly acquired EVH product. Unfavorable foreign exchange translation reduced sales growth by $1.4 million. Sales of balloon pumps, principally the CS100® automatic balloon pump, reflect continued strong international demand and the replacement of older pump models from the large base of installed pumps in the United States. Sales of intra-aortic balloons increased due to continued strong international growth. Sales of intra-aortic balloons in the United States remained steady with a slight decrease in unit sales (2%) being offset by higher average selling prices (1%) as a result of increased sales of the higher-priced Linear™ 7.5 Fr. balloon.

The ClearGlide EVH product was launched by the Cardiac Assist division in January 2006, after completion of the acquisition from Ethicon, a Johnson & Johnson company. We estimate that currently approximately 60% of the 300,000 coronary bypass procedures now performed in the United States use EVH products. Accordingly, we estimate that the total potential annual market for EVH is approximately $200 million at full penetration and we expect the ClearGlide product to make a significant contribution to the future growth of the Cardiac Assist business.

Sales of the Interventional Products / Vascular Grafts segment decreased 17% to $51.8 million compared to $62.5 million last year.

Interventional Products

Sales of interventional products decreased $5.3 million or 19% to $22.5 million in fiscal 2006, as sales of VasoSeal®, our principal vascular closure device, continued to decrease due to competitive pressure. The VasoSeal decline of 39% was partially offset by sales of non-closure products, including Safeguard™ our manual compression assist device, which grew 42% over last year, and On-Site™, our new collagen-based vascular closure device, which was launched in March 2006.

The market response to On-Site continues to be encouraging. Although much of the initial sales effort was devoted to VasoSeal accounts in order to improve the base business, sales of On-Site to non-VasoSeal accounts contributed to total On-Site sales in the fourth quarter of fiscal 2006.

In the second quarter of fiscal 2006, we postponed the launch of the X-Site vascular closure device in the U.S. The delay was the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory. We expect to receive the CE mark for our retooled X-Site suture-based closure device in time to launch in the European market in the third quarter of fiscal 2007. We estimate that the timing of FDA regulatory approval, which lags CE mark approval, could allow for a U.S. launch of the new X-Site in the fourth quarter of fiscal 2007.

Vascular Grafts

Sales of InterVascular products decreased 15% to $29.3 million in fiscal 2006. Sales last year included a non-recurring order from an international distributor and an initial stocking order in connection with the change in our U.S. distribution strategy from a direct sales model to an exclusive distributor relationship with W.L. Gore & Associates, Inc., both occurring in the fourth quarter last year. This change resulted in lower average U.S. selling prices in fiscal 2006. International sales decreased due to the emergence of less invasive

Back to Contents

therapies (stent grafts) and competitive pricing pressure in the European markets. Unfavorable foreign exchange translation reduced sales growth by $0.7 million.

Genisphere

Sales of Genisphere products of $1.6 million in fiscal 2006 were unchanged compared to fiscal 2005, as Genisphere continued to pursue its marketing strategy to develop products for use in newly developed protein and nucleic acid detection platforms.

Costs and Expenses

Gross Profit (Net Sales Less Cost of Sales)

Gross profit increased $3.8 million or 1.9% as a result of increased sales in the Cardiac Assist / Patient Monitoring segment. Gross margin was 56.0% for fiscal 2006 compared to 58.2% last year, with the decrease of 2.2 percentage points primarily due to a less favorable sales mix as a result of lower sales of higher margin VasoSeal devices, increased sales of intra-aortic balloon pumps, sales of graft products to Gore, our exclusive U.S. distributor, at lower average selling prices, and lower gross margin in Patient Monitoring primarily as a result of competitive pressure on prices. In addition, fiscal 2006 included a charge of $2.4 million related to the postponed market launch and redesign of the X-Site device (see Special Items). The X-Site charge was equivalent to 0.7 percentage points of gross margin in fiscal 2006.

Research and Development (R&D)

We continued our company-wide focus on new product development and improvements of existing products in fiscal 2006. Spending on research and development reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. Total R&D expense increased 3% to $37.3 million in fiscal 2006, equivalent to 10.0% of sales compared to $36.2 million, or 10.3% of sales last year.

R&D expense for the Cardiac Assist / Monitoring Products segment increased 24% to $25.4 million in fiscal 2006 compared to $20.5 million last year. The increase was primarily due to expenses associated with increased new product development projects and reduced capitalization of software development costs for Panorama as a new software release was launched in the third quarter last year.

R&D expense for the Interventional Products / Vascular Grafts segment decreased 32% to $8.9 million in fiscal 2006 compared to $13.0 million last year. The decrease was attributable to the termination of an R&D project in the fourth quarter of fiscal 2005. R&D expense in the Interventional Products / Vascular Grafts segment in fiscal 2006 included the X-Site special charge of $0.1 million (see Special Items).

The balance of consolidated R&D is in Corporate and Other and amounted to $3.0 million in fiscal 2006 compared to $2.7 million for the comparable period last year.

Selling, General and Administrative (SG&A)

Total SG&A expenses increased 1% to $143.1 million in fiscal 2006, or 38.4% of sales compared to $141.6 million, or 40.1% of sales last year. Selling expenses, which comprise selling, marketing and clinical support costs, decreased 1% compared to last year. Contributing to that decline was the elimination of direct selling in the United States commencing in May 2005, when we appointed Gore the exclusive United States distributor of our lnterVascular products, and the expense reduction achieved as a result of the workforce reductions at the Interventional Products Division in the second fiscal quarter of this year. General and administrative expense increased 7%, due principally to higher legal costs, as certain of our legal proceedings approached trial, and in support of increased business development activities. Legal expenses are included in Corporate and Other.

SG&A expense for the Cardiac Assist / Monitoring Products segment increased 3% to $107.5 million in fiscal 2006. The increase was attributable to increased headcount in direct selling, including the sales reps

Back to Contents

hired with the purchase of the EVH business, higher selling and marketing expenses associated with increased sales and unfavorable foreign exchange translation.

SG&A expense for the Interventional Products / Vascular Grafts segment in fiscal 2006 decreased 11% to $37.0 million due to the elimination of the InterVascular U.S. sales organization as a result of our appointment of Gore as exclusive U.S. distributor for InterVascular in the fourth quarter last year and the 20% workforce reduction in the Interventional Products division in the second quarter of fiscal 2006. SG&A expense in the Interventional Products / Vascular Grafts segment in fiscal 2006 included the X-Site special charge of $0.2 million (see Special Items).

Segment SG&A expense includes fixed corporate G&A charges that are offset in Corporate and Other.

The stronger U.S. dollar compared to the Euro and the British Pound decreased total SG&A expense by approximately $2.0 million in fiscal 2006.

Special Items

We have a preferred stock investment in Masimo Corporation, a supplier to the Patient Monitoring business. In February 2006, Masimo’s Board of Directors and stockholders approved a special dividend payment to all stockholders. In March 2006, we received $3.9 million of that special dividend, with the balance of $0.6 million to be collected at a later date.

In the second quarter of fiscal 2006, we recorded a special charge totaling $2.7 million related to the postponed launch of the X-Site vascular closure device in the U.S. The delay is the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory. In December 2005, we approved a plan to reduce operating expenses in conjunction with the decision to delay the launch of the X- Site device. As a result, we eliminated 33 positions, or 20% of the workforce in the Interventional Products division at a cost of $0.4 million for severance and other termination benefits. All of the terminated employees left the Company by the end of December 2005 and severance payments were completed by the end of fiscal 2006. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $0.7 million for purchase commitments and contract termination costs. The special charge is reflected in the Interventional Products / Vascular Grafts segment ($2.4 million cost of sales, $0.1 million R&D and $0.2 million SG&A).

In the first quarter of fiscal 2006, we recorded a pretax gain of $0.8 million related to the sale of an unused facility in Vaals, the Netherlands, that was closed as part of a restructuring program at the end of fiscal 2002.

In fiscal 2005, we recorded special charges totaling $8.1 million. These charges consisted of the termination of certain R&D projects totaling $2.4 million, a write-off of investments in two private medical technology companies of $4.3 million and severance expenses of $1.4 million for workforce reductions related to a company-wide cost reduction program.

Interest Income

Interest income of $2.2 million in fiscal 2006 was unchanged from last year. An increase in the average interest rate yield to 4.0% from 3.6%, was offset by a lower average portfolio balance ($51.4 million vs. $54.9 million).

Dividend Income

See Special Items above.

Back to Contents

Other, Net

Other, net increased $0.8 million to $1.3 million for fiscal 2006 compared to $0.5 million last year, primarily attributable to realized losses of $0.9 million on the sale of marketable securities that were liquidated as part of our repatriation of foreign earnings of $29.6 million.

Income Taxes

In fiscal 2006, the consolidated effective tax rate was 25.1% compared to 29.1% last year. The lower tax rate in fiscal 2006 was primarily attributable to the tax on repatriation of foreign earnings last year and the lower effective tax rate on the $4.5 million special dividend income from Masimo in fiscal 2006 due to the Federal dividends received deduction. The above items were partially offset by a reduced benefit for the Federal Research Credit, due to its expiration on December 31, 2005, and an incremental phase-out of the extraterritorial income exclusion.

Net Earnings

Net earnings were $25.8 million or $1.69 per diluted share in fiscal 2006 compared to $14.6 million, or $0.97 per diluted share in fiscal 2005, with the increased earnings in fiscal 2006, due to the factors discussed above in the Financial Summary section.

Comparison of Results—Fiscal 2005 vs. Fiscal 2004

Sales

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

Sales of the Cardiac Assist / Monitoring Products segment in fiscal 2005 increased 5% to $288.6 million from $273.7 million in fiscal 2004.

Patient Monitoring

Sales of patient monitoring products in fiscal 2005 increased 4% to $149.5 million due primarily to increased sales in international markets and favorable foreign exchange translation of $1.5 million. A delay in shipping Panorama patient monitoring networks in the fourth quarter resulted in slightly lower U.S. sales for the year. In the fourth quarter, the number of Panorama orders requiring delivery in future quarters was greater than expected. Also, a hiatus in installations during the fourth quarter of fiscal 2005 to resolve product issues increased the backlog of installations and temporarily moved commitments to start installations from 30 days to 90 days, delaying certain shipments accordingly. The product issues were resolved in early June 2005.

Cardiac Assist

Sales of cardiac assist products increased 7% to $139.1 million due to continued strong worldwide unit sales of our CS100 balloon pump, continued higher unit sales of intra-aortic balloons in international markets and favorable foreign exchange translation of $1.6 million. Sales in the U.S. of $74.3 million increased $3.2 million or 5%, and sales in international markets of $64.8 million increased $6.3 million or 11% (8% excluding foreign exchange translation).

Back to Contents

In January 2005, we broadened and strengthened the intra-aortic balloon product line when we introduced the Linear 7.5 Fr. intra-aortic balloon (IAB). The Linear 7.5 Fr. has the smallest diameter of any IAB catheter. Reducing IAB diameter is highly desirable because it allows more blood flow around the catheter thereby enabling clinicians to deliver counterpulsation therapy even to patients with smaller peripheral arteries. The Linear also features a new balloon membrane that is the most abrasion resistant of any IAB.

Sales of the Interventional Products / Vascular Grafts segment decreased 8% to $62.5 million compared to $68.2 million in fiscal 2004.

Interventional Products

Sales of interventional products were $27.9 million, 25% below the prior year as sales of VasoSeal, vascular sealing devices, decreased 35% to $22.4 million, partially offset by increased sales of new interventional products, Safeguard and ProLumen™.

We had expected to turn around the sales performance of interventional products by introducing two new vascular closure devices: X-Site and On-Site, and by the growing contributions of new interventional products that now include the Safeguard hemostasis management device, the ProLumen thrombectomy device and the ProGuide™ chronic dialysis catheter. Those innovative products which have already been introduced or are scheduled for introduction in the first half of fiscal 2006 will, if successful, lead to improved margins and earnings in the second half of fiscal 2006. As described below, the X-Site device did not launch in fiscal 2006.

X-Site is a vascular closure device aimed at an estimated $100 million suture-based market segment for closing the arterial wound after a catheterization procedure. X-Site has FDA approval and is currently in use at Beta sites. We believe that the testing at Beta sites is demonstrating that X-Site has advantages over the competitive device. A limited market launch was planned for September 2005, followed by a full launch in October 2005. That launch is now planned for the third quarter of fiscal 2007 to the European market after receipt of CE approval and in the fourth quarter of fiscal 2007 in the United States market after receipt of FDA approval.

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

Vascular Grafts

Sales of InterVascular, Inc.’s products were $34.6 million, 12% above the prior year, as a result of higher sales in the U.S. following the appointment of Gore as InterVascular’s exclusive U.S. distributor effective May 1, 2005, increased shipments to Japan and favorable foreign exchange translation of $1.0 million. Sales to Gore in the fourth quarter included $1.3 million for an initial stocking order. Sales in the U.S. increased $1.5 million or 25% and sales in international markets increased $2.2 million or 9% (5% excluding foreign exchange translation).

Genisphere

Sales of Genisphere products were $1.6 million in fiscal 2005 compared to $1.4 million in fiscal 2004, as Genisphere continued to pursue its marketing strategy to target major academic institutions and the research and development department of pharmaceutical and biotechnology companies.

Back to Contents

Costs and Expenses

Gross Profit (Net Sales Less Cost of Sales)

Gross profit increased $2.6 million or 1% as a result of increased sales in all businesses except Interventional Products. Gross margin was 58.2% for fiscal 2005 compared to 59.1% in fiscal 2004, with the decrease of 0.9 percentage points primarily due to a less favorable sales mix, as a result of reduced sales of higher margin interventional products and inventory write-offs for excess and obsolete inventories, primarily in the Interventional Products and Patient Monitoring divisions.

Research and Development (R&D)

We continued our company-wide focus on new product development and improvements of existing products in fiscal 2005. Spending on research and development reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. Total R&D expense increased 12% to $36.2 million in fiscal 2005, equivalent to 10.3% of sales compared to $32.5 million, or 9.5% of sales in fiscal 2004.

R&D expense for the Cardiac Assist / Monitoring Products segment increased 3% to $20.5 million in fiscal 2005 compared to $20.0 million in fiscal 2004, with the increase primarily due to expenses related to recently introduced products including the Linear 7.5 Fr., intra-aortic balloon in Cardiac Assist, and the Panorama, patient monitoring network in Patient Monitoring, as well as new product development projects.

R&D expense for the Interventional Products / Vascular Grafts segment increased 37% to $13.0 million in fiscal 2005 compared to $9.5 million in fiscal 2004, with the increase primarily due to expenses related to recently introduced products such as the Safeguard and ProGuide and new product development projects, including the X-Site and On-Site vascular closure devices.

The balance of consolidated R&D is in Corporate and Other and amounted to $2.7 million in fiscal 2005 compared to $3.0 million for the comparable period in fiscal 2004.

Selling, General and Administrative (SG&A)

Total selling, general and administrative expense increased 3% to $141.6 million in fiscal 2005, or 40.2% of sales compared to $137.5 million, or 40.1% of sales in fiscal 2004.

SG&A expense for the Cardiac Assist / Monitoring Products segment increased 9% to $104.6 million in fiscal 2005, primarily attributable to additions to the sales force and filling open sales positions, costs associated with the increased sales and unfavorable foreign exchange translation ($1.2 million).

SG&A expense for the Interventional Products / Vascular Grafts segment in fiscal 2005 decreased 11% to $41.9 million attributable to the sales force reduction in Interventional Products and the termination of InterVascular’s direct sales force upon the appointment of Gore as InterVascular’s exclusive U.S. distributor effective May 1, 2005.

Segment SG&A expense include fixed corporate G&A charges that are offset in Corporate and Other.

The weaker U.S. dollar compared to the Euro and the British Pound increased total SG&A expense by approximately $2.7 million in fiscal 2005.

Special Items

In fiscal 2005, we recorded special charges totaling $8.1 million. These charges related to the following:

•	Termination of certain R&D projects totaling $2.4 million.

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

Back to Contents

they have no alternative future use. Contractual obligations for non-cancelable purchase orders and settlement costs related to the R&D projects of $0.4 million were also recorded.

•	Write-off of investments in two private medical technology companies of $4.3 million.

In conjunction with the decision to terminate certain R&D projects as noted above, we recorded an impairment of our investment in the common and preferred stock of the private medical technology company, totaling $2.3 million. The investment in the common stock of this company was accounted for under the equity method of accounting. We determined that there was an other-than-temporary decline in the value of this investment and adjusted the carrying value of the investment to zero.

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

•	Severance expenses of $1.4 million for workforce reductions related to a company-wide cost reduction program.

As a result of a company-wide cost reduction program that was approved by management, we recorded severance expenses of $1.4 million for the termination of 33 employees (3% of the workforce). The reductions were in manufacturing (19), R&D (4) and SG&A (10). Thirteen of the 33 headcount reductions were achieved through attrition. Substantially all of the terminated employees left the Company by June 30, 2005. The severance payments will be completed by the end of fiscal year 2006.

The special charges are reflected in the following segments:

Interventional Products / Vascular Grafts	$3.6 million

Corporate and Other	$4.5 million

Interest Income

Interest income was $2.2 million in fiscal 2005 compared to $1.8 million in fiscal 2004, with the increase due primarily to an increase in the average interest rate yield to 3.6% from 2.7%, partially offset by a lower average portfolio balance ($54.9 million vs. $65.8 million).

Income Taxes

In fiscal 2005, the consolidated effective tax rate was 29.1% compared to 30.0% in fiscal 2004. The lower tax rate in fiscal 2005 was primarily attributable to an increase in foreign earnings taxed at lower effective rates, reduced earnings in the U.S. and a greater benefit for the Federal Research Credit, partially offset by a one-time additional tax expense of $2.0 million for repatriation of foreign earnings.

On October 4, 2004, the Working Families Tax Relief Act of 2004 (“WFTRA”) was enacted. The WFTRA includes a July 1, 2004 retroactive reinstatement of the Federal Research Credit, which is now scheduled to expire on December 31, 2005. On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. Under AJCA, the Extraterritorial Income Exclusion (EIE) is being phased out over a two-year period. Our effective tax rate for fiscal 2005 includes the net benefit of the reinstatement of the Research Credit and the initial phase-out of the EIE.

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

Back to Contents

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

On May 17, 2005, the Board of Directors approved the accelerated vesting of all stock options outstanding under our Amended and Restated 1995 Stock Option Plan that had exercise prices per share higher than $28.52, the average of the high and low sales price of our stock on May 17, 2005. Options to purchase approximately 769 thousand shares of our common stock became exercisable immediately, subject to an exercise price threshold requirement.

The purpose of the accelerated vesting of existing stock option grants and the immediate vesting provision of the fiscal year 2005 stock option grant was to eliminate future compensation expense we would otherwise recognize in our consolidated statement of earnings with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R was effective for us beginning in the first quarter of fiscal 2006 and requires that compensation expense associated with stock options be recognized in the Statement of Earnings, rather than as a footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options did not result in a charge to our historical financial statements.

Liquidity and Capital Resources

Fiscal 2006 vs. Fiscal 2005

We consider our cash and cash equivalents, short-term investments and our available unsecured lines of credit to be our principal sources of liquidity.

Cash and cash equivalents and short-term investments at June 30, 2006 were $52.6 million compared to $42.6 million at June 30, 2005. Long-term investments were $22.3 million and $22.8 million at June 30, 2006 and June 30, 2005, respectively. Working capital increased to $157.5 million compared to $129.0 million at the end of fiscal 2005 and the current ratio increased to 3.8:1 from 3.2:1 last year.

The increase in working capital and the current ratio was primarily due to an increase in short-term investments ($12.8 million), accounts receivable ($4.0 million) and inventories ($4.1 million), and a decrease in current liabilities ($3.8 million).

The increase in short-term investments was primarily due to investing cash generated from operations. The increase in accounts receivable of $4.0 million reflected the increase in sales. The increase in inventories was primarily due to build-up for new products and planned safety stock in Cardiac Assist. The decrease in current liabilities was primarily attributable to the repayment of the $4.0 million of short-term debt.

In fiscal 2006, we provided $29.0 million of net cash from operating activities compared to $36.9 million last year with the decrease primarily attributable to a reduction in prepaid expenses and other assets which consumed $11.7 million more cash in fiscal 2006 than in the prior year due principally to an increase in pension contributions and prepaid taxes.

Back to Contents

We used a net $21.6 million of cash in investing activities. Net sales and maturities of investments yielded $58.6 million and proceeds from the sale of assets added $2.7 million of cash. These $61.3 million of proceeds were spent on $72.0 million of investment purchases, $7.2 million of capital and technology and $4.1 million of capitalized software.

We used a net $9.3 million of cash in financing activities. We paid $19.1 million in dividends, comprising four quarterly dividends of $0.07 per share and a special dividend of $1.00 per share declared in the second fiscal quarter and paid in the third fiscal quarter. We also repaid $4.0 million of short-term borrowings. Financing cash outlays were partially funded by $13.0 million of proceeds from the exercise of stock options and $1.4 million of excess tax benefits to be realized from stock-based awards.

We purchased about 5,000 shares of our common stock for approximately $144 thousand during fiscal year 2006.

Subsequent Events. On September 12, 2006, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both payable on October 6, 2006 to stockholders of record as of September 28, 2006. In addition, the Board approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company.

Fiscal 2005 vs. Fiscal 2004

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

The increase in cash and short-term investments was primarily due to classifying $28.9 million of marketable investments held in Europe as short-term because they will be repatriated to the United States under the approved tax repatriation program in fiscal 2006. The increase in accounts receivable of $3.5 million primarily reflected the increase in sales. The increase in prepaid expenses and other current assets was primarily due to an increase in other receivables. The decrease in prepaid income taxes of $9.4 million resulted from receipt of a tax refund. The increase in current liabilities was primarily attributable to an increase in short-term debt of $4.0 million.

In fiscal 2005, cash provided by operations was $36.9 million compared to $38.6 million last year with the decrease primarily attributable to lower earnings and an increase in accounts receivable, inventories and other current assets.

Net cash used in investing activities was $1.1 million, primarily attributable to sale of investments of $20.9 million and $21.0 million for maturities of investments, partially offset by purchases of investments of $28.6 million, $5.9 million for capitalized software, the purchase of $6.7 million of property, plant and equipment and $2.8 million for purchased technology and licenses, primarily for a license for the rights to manufacture our Anestar® anesthesia delivery systems. Net cash used in financing activities was $32.1 million, due to $33.5 million dividends paid, stock repurchases of $8.0 million and repayments of short-term borrowings of $6.0 million, partially offset by stock option activity of $5.4 million and short-term borrowings of $10.0 million.

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

Back to Contents

Presented below is a summary of our contractual obligations and other commitments as of June 30, 2006.

(Dollars in millions)	Payments due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$9.0	$3.5	$4.5	$1.0	$—
Purchase commitments (1)	26.7	26.7	—	—	—
Guaranteed milestone payments (2)	2.0	0.5	1.0	0.5	—

Total contractual obligations and other commitments	$37.7	$30.7	$5.5	$1.5	$—

(1)
These amounts include non-cancelable purchase commitments for inventory and capital expenditures that do not exceed our projected requirements over the related terms and are in the normal course of business.

(2)	Represents guaranteed milestone payments under the X-Site purchase agreement.

Off-Balance Sheet Arrangements

At June 30, 2006 we did not have any off-balance sheet financing arrangements.

Information Concerning Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the risk that the ClearGlide EVH product will not make a significant contribution to the future growth of the Cardiac Assist business, that the early response to the On-Site product will not continue, that the introduction of X-Site will be delayed and market conditions may change, particularly as the result of competitive activity in the markets served by the Company. Additional risks are our dependence on certain unaffiliated suppliers (including single source manufacturers) for patient monitoring, cardiac assist and interventional products, continued demand for our products generally, rapid and significant changes that characterize the medical device industry and the ability to continue to respond to such changes, the uncertain timing of regulatory approvals, as well as other risks detailed in Item 1A of this report and documents filed by Datascope with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We regularly evaluate our estimates and assumptions on an on-going basis and adjust as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that the following are our most critical accounting policies and estimates:

•	Revenue Recognition

We recognize revenue and all related costs, including warranty costs, when persuasive evidence of an arrangement exists, title and risk of loss passes to the customer and collectibility of the fixed sales price is probable. For products shipped FOB shipping point, revenue is recognized when they leave our premises. For products shipped FOB destination, revenue is recognized when they reach the customer. For certain products where we maintain consigned inventory at customer locations, revenue is recognized when the product has been used by the customer. We record estimated sales returns as a reduction of net sales in the same period that the related revenue is recognized. Historical experience

Back to Contents

is used to estimate an accrual for future returns relating to recorded sales, as well as estimated warranty costs. Revenue for service repairs of equipment is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract. For certain products, revenue is recognized separately for delivered components when the delivered components have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered components and the undelivered components are not essential to the functionality of the delivered components. We do not have a general right of return for our products. Post shipment obligations for training commitments are considered perfunctory, and sales are recognized when delivered with provision for incremental costs. We reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales.

•	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to report trade receivables at their estimated net realizable value. We rely on prior experience to estimate cash which ultimately will be collected from the gross receivables balance at period-end. Such amount cannot be known with certainty at the financial statement date. We maintain a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. We also maintain an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

•	Inventory Valuation

We value our inventories at the lower of cost or market. Cost is determined by the “first-in, first-out” (FIFO) method. Inventory is recorded at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology and other factors.

•	Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax expense as well as assessing temporary differences in the treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess whether it will be more likely than not that our deferred tax assets will be recovered from future taxable income and/or the implementation of tax planning strategies. To the extent that we cannot conclude that recovery is likely, a valuation allowance must be established.

We have not recorded U.S. deferred income taxes on certain of our non-U.S. subsidiaries’ undistributed earnings, because such amounts are intended to be reinvested outside the United States indefinitely. Our repatriation of $29.6 million of foreign earnings under the provisions of the American Jobs Creation Act of 2004 was deemed to be distributed entirely from foreign earnings that had previously been treated as indefinitely reinvested. However, this distribution from previously indefinitely reinvested earnings does not change our position going forward that future earnings of our foreign subsidiaries will be indefinitely reinvested.

We operate within multiple taxing jurisdictions and are subject to routine corporate income tax audits in many of those jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions. Our U.S. income tax returns for fiscal 1999 and prior years have been audited by the Internal Revenue Service and are closed. The U.S. statutory period has expired for fiscal years though 2002, and is open for subsequent periods. During fiscal 2006, we have closed audits in several foreign jurisdictions with immaterial adjustments. Statutory periods remain open in a number of foreign and state jurisdictions.

We record our income tax provisions based on our knowledge of all relevant facts and circumstances, including existing tax laws and the status of current examinations. Although we have recorded all probable income tax accruals in accordance with Statement of Financial Accounting Standards (SFAS)

Back to Contents

No. 5, Accounting for Contingencies and SFAS No. 109, Accounting for Income Taxes, our accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. We believe that our accrual for income tax liabilities, including related interest, is adequate in relation to the potential for additional tax assessments. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.

•	Pension Plan Actuarial Assumptions

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

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative transition method that consists of: (1) a computation that creates an additional paid-in-capital (APIC) pool related to previously recognized tax benefits on equity-based employee compensation; and (2) a simplified method to determine how awards that are fully vested and outstanding when Statement 123R is adopted will subsequently affect the APIC pool. The guidance in this FSP is effective after November 10, 2005. Entities may make a one-time election to apply the transition method discussed in this FSP. That one-time election may be made within one year of an entity’s adoption of Statement 123R, or the FSP’s effective date, whichever is later. We adopted the alternative transition method at June 30, 2006 and determined that we have an APIC Pool under FSP 123(R)-3.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008 beginning July 1, 2007). We are currently evaluating the impact of adopting FIN 48.

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

None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2006, 2005 and 2004.

Back to Contents

As of June 30, 2006, we had a notional amount of $11.9 million of foreign exchange forward contracts outstanding, all of which were in Euros and British Pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

Item 8. Financial Statements and Supplementary Data.

See Financial Statements following Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria established in Internal

Back to Contents

Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Datascope Corp.
Montvale, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Datascope Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006 of the Company and our report dated September 13, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective July 1, 2005.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 13, 2006

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant.

Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The following table provides information as of June 30, 2006 about our Common Stock that may be issued under our existing equity compensation plans upon the exercise of stock options or otherwise:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Stock options	2,008,926	$32.49	497,809
Common stock (2)	13,937	—	1,186,063
Equity compensation plans not approved by security holders (3)
Stock options	31,700	$31.08	—

Total	2,054,563		1,683,872

(1)	See Note 9 to the Consolidated Financial Statements for a description of our stock-based plans.
(2)	We granted 13,937 shares of restricted stock to an officer in fiscal 2006 under the 2005 Equity Incentive Plan.
(3)	Includes grants of options to consultants to purchase up to 6,700 shares of our Common Stock. These options have terms ranging from 5 to 10 years, with exercise prices ranging from $22.49 to $39.45.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Back to Contents

Item 14. Principal Accountant Fees and Services.

The       information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 27, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Back to Contents

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated balance sheets — June 30, 2006 and 2005	F-2
Consolidated statements of earnings — Years ended June 30, 2006, 2005 and 2004	F-3
Consolidated statements of stockholders’ equity — Years ended June 30, 2006, 2005 and 2004	F-4
Consolidated statements of cash flows — Years ended June 30, 2006, 2005 and 2004	F-5
Notes to consolidated financial statements	F-6 - F-33

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

3. Exhibits

Exhibit No.	Document Description

3.1	Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1989, incorporated by reference as Exhibit 3.1 to the registrant’s Registration Statement on Form 8-B, filed with the Commission in January 1990 (the “Form 8-B”).
3.2	By-Laws, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated September 27, 2004.
4.1	Specimen of certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Form 8-B.
4.2	Form of Certificate of Designations of the Company’s Series A Preferred Stock, incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A, filed with the Commission on May 31, 1991 (the “Form 8-A”).
4.3	Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2.1 to the Form 8-A.
4.4	Form of Amendment to Rights Agreement, dated May 24, 2000, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2 to the Form 8-A/A, filed with the Commission on June 1, 2000.
10.1	Datascope Corp. 1981 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2.1 to the Form 8-B.
10.2	Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed by the Company on October 28, 2004.
10.3	Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (the “2Q 1997 10-Q”).
10.4	Datascope Corp. Annual Incentive Plan, incorporated by reference to Exhibit 10.3 to the 2Q 1997 10-Q.
10.5	Datascope Corp. Amended and Restated Compensation Plan for Non-Employee Directors, incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed by the Company on October 28, 2002.
10.6	Employment Agreement, dated July 1, 1996, by and between the Company and Lawrence Saper, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Back to Contents

Exhibit No.	Document Description

10.7	Split-Dollar Agreement, dated July 25, 1994, by and among the Company, Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 (the “1996 10-K”).
10.8	Modification Agreement, dated July 25, 1994, by and among the Company, Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.16 to the 1996 10-K.
10.9	Assignment, dated July 25, 1994, by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan Life Insurance Company Insurance Policy No. 940 750 122UM in favor of the Company, incorporated by reference to Exhibit 10.17 to the 1996 10-K.
10.10	Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Security Mutual Life Insurance Company of New York Insurance Policy No. 11047711 in favor of Datascope Corp., incorporated by reference to Exhibit 10.18 to the 1996 10-K.
10.11	Stock Option Agreement between the Company and William E. Cohn, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the Commission on June 20, 2000 (the “June 20, 2000 Form S-8”).
10.12	Stock Option Agreement between the Company and Thor W. Nilsen, incorporated by reference to Exhibit 4.2 of the June 20, 2000 Form S-8.
10.13	Stock Option Agreement between the Company and Robert Getts, Ph.D., incorporated by reference to Exhibit 4.3 of the June 20, 2000 Form S-8.
10.14	Stock Option Agreement between the Company and Robert Getts, Ph.D., James Kadushin and William Ohley, Ph.D., incorporated by reference to Exhibit 4.4 of the June 20, 2000 Form S-8.
10.15	Stock Option Agreement between the Company and Arno Nash and Alan Abramson, incorporated by reference to Exhibit 4.5 of the June 20, 2000 Form S-8.
10.16	Stock Option Agreement between the Company and David Altschiller, incorporated by reference to Exhibit 4.7 of the June 20, 2000 Form S-8.
10.17	Amendment to Employment Agreement, dated as of May 30, 2000, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2000.
10.18	Series G Preferred Stock Purchase Agreement, dated as of September 14, 2001, by and between Masimo Corporation and Datascope Corp., incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 (the “2002 10-K”).
10.19	Second Amendment to Employment Agreement, dated as of October 31, 2001, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.20 of the 2002 10-K.
10.20	Stock Option Agreement between the Company and William L. Asmundson, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed with the Commission on December 19, 2001 (the “December 19, 2001 Form S-8”).
10.21	Stock Option Agreement between the Company and Jorgen K. Winther, incorporated by reference to Exhibit 10.2 of the December 19, 2001 Form S-8.
10.22	Third Amendment to Employment Agreement, dated as of March 13, 2002, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.23 of the 2002 10-K.
10.23	Fourth Amendment to Employment Agreement, dated as of October 1, 2002, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2004 (the “2004 10-K”).
10.24	Stock Option Agreement between the Company and David Altschiller, dated February 25, 2003 incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8, filed with the Commission on May 30, 2003 (the “May 30, 2003 Form S-8”).

Back to Contents

Exhibit No.	Document Description

10.25	Stock Option Agreement between the Company and Dr. Samuel Money, incorporated by reference to Exhibit 4.3 of the May 30, 2003 Form S-8.
10.26	Stock Option Agreement between the Company and Leonard Gottlieb, dated May 20, 2003, incorporated by reference to Exhibit 10.23 to the 2004 10-K.
10.27	Datascope Corp. 2004 Management Incentive Plan, incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed by the Company on October 28, 2003.
10.28	Fifth Amendment to Employment Agreement, dated as of April 1, 2005, by and between Datascope Corp. and Lawrence Saper.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASCOPE CORP.

Date: September 13, 2006	By: /s/ Lawrence Saper Lawrence Saper Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Saper Lawrence Saper	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 13, 2006

/s/ Scott D. Kantor Scott D. Kantor	Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	September 13, 2006

/s/ Fred Adelman Fred Adelman	Vice President; Chief Accounting Officer (Principal Accounting Officer)	September 13, 2006

/s/ Alan B. Abramson Alan B. Abramson	Director	September 13, 2006

/s/ David Altschiller David Altschiller	Director	September 13, 2006

/s/ William L. Asmundson William L. Asmundson	Director	September 13, 2006

/s/ James J. Loughlin James J. Loughlin	Director	September 13, 2006

/s/ Robert Klatell Robert Klatell	Director	September 13, 2006

/s/ William W. Wyman William W. Wyman	Director	September 13, 2006

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Datascope Corp.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Datascope Corp. and subsidiaries (the “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective July 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 13, 2006

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$9,479	$12,188
Short-term investments	43,147	30,384
Accounts receivable less allowance for doubtful accounts of $2,301 and $2,279	78,133	74,145
Inventories	58,759	54,626
Prepaid income taxes	3,233	645
Prepaid expenses and other current assets	13,907	11,157
Current deferred taxes	6,522	5,294

Total current assets	213,180	188,439
Property, plant and equipment, net	85,460	87,648
Long-term investments	22,297	22,813
Intangible assets, net	20,465	20,908
Goodwill	4,065	4,065
Other assets	30,213	33,209

	$375,680	$357,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,071	$18,850
Accrued expenses	15,653	17,319
Accrued compensation	16,234	15,335
Short-term debt	—	4,000
Deferred revenue	3,675	3,975

Total current liabilities	55,633	59,479
Other liabilities	26,309	31,738
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $.01 per share:
Authorized, 45,000 shares;
Issued, 18,721 and 18,256 shares	187	183
Additional paid-in capital	103,728	88,773
Treasury stock at cost, 3,465 and 3,460 shares	(105,319)	(105,175)
Retained earnings	299,255	292,524
Accumulated other comprehensive loss:
Cumulative translation adjustments	(1,300)	(2,713)
Minimum pension liability adjustments	(2,437)	(7,503)
Unrealized loss on available-for-sale securities	(376)	(224)

Total stockholders’ equity	293,738	265,865

	$375,680	$357,082

See notes to consolidated financial statements

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Year Ended June 30,
	2006	2005	2004

Net sales	$373,000	$352,700	$343,300
Cost of sales	164,046	147,578	140,576

Gross profit	208,954	205,122	202,724
Operating expenses:
Research and development expenses	37,306	36,214	32,465
Selling, general and administrative expenses	143,116	141,593	137,540
Special charges	—	8,074	—
Gain on sale of realty	(810)	—	—

	179,612	185,881	170,005

Operating earnings	29,342	19,241	32,719
Other (income) expense:
Interest income	(2,242)	(2,231)	(1,822)
Interest expense	298	304	26
Dividend income	(4,523)	—	—
Other, net	1,319	514	361

	(5,148)	(1,413)	(1,435)

Earnings before income taxes	34,490	20,654	34,154
Income taxes	8,647	6,008	10,246

Net earnings	$25,843	$14,646	$23,908

Earnings per share, basic	$1.73	$0.99	$1.62

Weighted average number of common shares outstanding, basic	14,974	14,795	14,782

Earnings per share, diluted	$1.69	$0.97	$1.58

Weighted average number of common shares outstanding, diluted	15,296	15,124	15,121

See notes to consolidated financial statements

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional	Treasury Stock			Accumulated Other
		Par	Paid-in			Retained	Comprehensive
	Shares	Value	Capital	Shares	Cost	Earnings	Loss	Total

Balance, June 30, 2003	17,750	$178	$73,319	(2,981)	$(87,423)	$292,912	$(7,311)	$271,675
Net earnings						23,908		23,908
Minimum pension liability adjustments, net of tax of ($1,559)							2,257	2,257
Foreign currency translation							1,933	1,933
Unrealized loss on available-for-sale securities, net of tax of $196							(526)	(526)

Total comprehensive income								27,572

Stock option transactions	307	2	7,860	(13)	(452)			7,410
Tax benefit relating to stock-based awards			844					844
Cancellation of treasury stock	(13)		(452)	13	452			—
Common stock repurchased				(273)	(9,754)			(9,754)
Cash dividends declared on common stock ($0.35 per share)						(5,177)		(5,177)

Balance, June 30, 2004	18,044	180	81,571	(3,254)	(97,177)	311,643	(3,647)	292,570
Net earnings						14,646		14,646
Minimum pension liability adjustments, net of tax of $4,754							(6,884)	(6,884)
Foreign currency translation							(211)	(211)
Unrealized gain on available-for-sale securities, net of tax of ($97)							302	302

Total comprehensive income								7,853

Stock option transactions	229	3	6,032	(17)	(636)			5,399
Tax benefit relating to stock-based awards			1,806					1,806
Cancellation of treasury stock	(17)		(636)	17	636			—
Common stock repurchased				(206)	(7,998)			(7,998)
Cash dividends declared on common stock ($2.28 per share)						(33,765)		(33,765)

Balance, June 30, 2005	18,256	183	88,773	(3,460)	(105,175)	292,524	(10,440)	265,865
Net earnings						25,843		25,843
Minimum pension liability adjustments, net of tax of ($3,498)							5,066	5,066
Foreign currency translation							1,413	1,413
Unrealized loss on available-for-sale securities, net of tax of $98							(152)	(152)

Total comprehensive income								32,170

Stock option transactions	475	4	13,821	(24)	(838)			12,987
Restricted stock awards	14							—
Stock-based compensation			558					558
Tax benefit relating to stock-based awards			1,414					1,414
Cancellation of treasury stock	(24)		(838)	24	838			—
Common stock repurchased				(5)	(144)			(144)
Cash dividends declared on common stock ($1.28 per share)						(19,112)		(19,112)

Balance, June 30, 2006	18,721	$187	$103,728	(3,465)	$(105,319)	$299,255	$(4,113)	$293,738

See notes to consolidated financial statements

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended June 30,
	2006	2005	2004

Operating Activities:
Net earnings	$25,843	$14,646	$23,908
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,162	15,089	14,577
Amortization	5,371	4,508	3,148
Provision for supplemental pension	1,164	1,082	1,115
Provision for losses on accounts receivable	461	390	790
Provision for inventory obsolescence	820	3,375	2,179
Cash surrender value of officers life insurance	(308)	(340)	(412)
Gains on asset sales	(810)	—	—
Realized loss on sale of investments	853	—	—
Stock-based compensation expense	558	—	—
Tax benefit of stock-based awards	—	1,806	844
Excess tax benefits on stock-based compensation	(1,406)	—	—
Deferred income tax expense (benefit)	320	(444)	2,263
Special charges asset write-offs	1,614	6,315	—
Changes in operating assets and liabilities
Accounts receivable	(3,353)	(4,132)	3,605
Inventories	(11,904)	(14,393)	(11,248)
Prepaid expenses and other assets	(4,710)	7,006	(7,037)
Accounts payable	627	1,888	3,724
Accrued and other liabilities	(1,301)	98	1,171

Net cash provided by operating activities	29,001	36,894	38,627

Investing Activities:
Capital expenditures	(6,255)	(6,678)	(6,827)
Proceeds from asset sales	2,653	1,187	—
Purchases of investments	(72,010)	(28,625)	(73,699)
Proceeds from investment maturities	30,596	20,962	69,446
Proceeds from investment sales	28,065	20,901	—
Capitalized software	(4,059)	(5,907)	(5,343)
Purchased technology and licenses	(459)	(2,843)	(15,206)
Equity investments and other	(88)	(88)	(1,789)

Net cash used in investing activities	(21,557)	(1,091)	(33,418)

Financing Activities:
Short-term borrowings	15,200	10,000	—
Repayments of short-term borrowings	(19,200)	(6,000)	—
Exercise of stock options	12,987	5,399	7,410
Treasury shares acquired under repurchase programs	(144)	(7,998)	(9,754)
Excess tax benefits on stock-based compensation	1,406	—	—
Cash dividends paid	(19,079)	(33,468)	(5,177)
Guaranteed milestone payments	(500)	—	—

Net cash used in financing activities	(9,330)	(32,067)	(7,521)

Effect of exchange rates on cash	(823)	329	(137)

(Decrease) increase in cash and cash equivalents	(2,709)	4,065	(2,449)
Cash and cash equivalents, beginning of year	12,188	8,123	10,572

Cash and cash equivalents, end of year	$9,479	$12,188	$8,123

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$246	$204	$26

Income taxes paid	$8,857	$10,669	$14,527

Income taxes refunded	$3,192	$10,004	$3,862

Non-cash investing and financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$6,518	$9,509	$6,314

Dividends declared not paid	$1,069	$1,037	$740

Property, plant & equipment acquired, not paid	$477	$—	$—

Sale of land/escrow receivable	$—	$1,471	$—

Net present value of guaranteed milestone payments accrued on X-Site purchase	$—	$—	$2,179

Cancellation of treasury stock	$838	$636	$452

See notes to consolidated financial statements

Back to Contents

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

Principles of Consolidation

The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the “Company”, which may be referred to as our, us or we). All intercompany balances and transactions have been eliminated. The presentation of certain prior year information has been reclassified to conform with the current year presentation.

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

Foreign Currency Translation

For each of our foreign subsidiaries, the local currency is the functional currency. Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a component of accumulated other comprehensive income in stockholders’ equity.

Taxes on Income

We utilize the asset and liability method for accounting for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments which have maturities when purchased of less than 90 days. We maintain overdraft facilities with certain banks. Book overdraft positions at the end of each reporting period are reclassified to accounts payable within the consolidated balance sheet.

Investments

Investments in debt securities are classified as available-for-sale and are reported at fair market value based on quoted market prices. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. On an ongoing basis we evaluate our investments to determine if a decline in fair value

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies—(Continued)

is other-than-temporary. Realized gains and losses on investments are included in Other, net. All other investments are initially recorded at cost and charged against income when a decline in the fair market value of an individual security is determined to be other-than-temporary.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to report trade receivables at estimated net realizable value. We rely on prior experience to estimate cash which ultimately will be collected from the gross receivables balance at period-end. We maintain a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. We also maintain an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

Inventories

We value our inventories at the lower of cost or market. Cost is determined by the “first-in, first-out” (FIFO) method. Inventory is reported at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology and other factors.

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

Impairment of Long Lived Assets

The recoverability of certain long-lived assets is evaluated by an analysis of undiscounted cash flows expected to result from the use and eventual disposition of an asset or group of assets compared to its carrying value, and consideration of other significant events or changes in the business environment. If we believe an impairment exists, the carrying amount of these assets is reduced to fair value as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Other Assets

a.
Capitalized Software Development—In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and included in Other Assets. Capitalized software amortization is the greater of the ratio of current revenues for a product to the total of current and anticipated future gross revenues for that product or on a straight-line basis over the remaining estimated economic life of the product, including the current reporting period (not to exceed five years).

b.
Internal Use Capitalized Computer Software Costs—We capitalize costs incurred to develop internal use computer software during the application development stage, in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies—(Continued)

Use. Internal use computer software costs are amortized on a straight line basis over the remaining estimated economic life of the software, not to exceed 5 years. Costs become amortizable as functionality of the computer software is achieved.

Intangible Assets

We capitalize payments for purchased technology and licenses when it is considered probable that the product will be brought to market in the near future and the anticipated profitability is such that it can support recovery of the investment. Satisfaction of the above conditions requires that there be no significant uncertainty about attaining marketability and the remaining open issues necessary to have a saleable product are reasonably predictable. Purchased technology and licenses are amortized through cost of sales either on a straight-line basis or on a projected sales unit basis, over the remaining estimated economic or legal life of the product, generally 5 to 16 years. The straight-line basis is used for intangible assets when the pattern of consumption of the economic benefits of the intangible asset is not determinable.

Goodwill

Represents the excess of cost over the fair value of net assets acquired. The Company discontinued amortizing goodwill in fiscal 2002 in accordance with SFAS No. 142. On an annual basis, or when management determines that the carrying value of goodwill may not be recoverable based upon the existence of certain indicators of impairment, the Company calculates and compares the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the difference. There was no impairment of goodwill based on our testing and analysis.

Revenue Recognition

We recognize revenue and all related costs, including warranty costs, when persuasive evidence of an arrangement exists, title and risk of loss passes to the customer and collectibility of the fixed sales price is probable. For products shipped FOB shipping point, revenue is recognized when they leave our premises. For products shipped FOB destination, revenue is recognized when they reach the customer. For certain products where we maintain consigned inventory at customer locations, revenue is recognized when the product has been used by the customer. We record estimated sales returns as a reduction of net sales in the same period that the related revenue is recognized. Historical experience is used to estimate an accrual for future returns relating to recorded sales, as well as estimated warranty costs. Revenue for service repairs of equipment is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract. For certain products, revenue is recognized separately for delivered components when the delivered components have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered components and the undelivered components are not essential to the functionality of the delivered components. We do not have a general right of return for our products. Post shipment obligations for training commitments are considered perfunctory, and sales are recognized when delivered with provision for incremental costs. We reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales.

Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, we report basic earnings per share, which is based upon weighted average common shares outstanding, and diluted earnings per share, which includes the dilutive effect of stock awards outstanding.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies—(Continued)

Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, we establish the fair value for our equity awards to determine their cost and recognize the related stock-based compensation expense over the appropriate vesting period. We recognize expense for stock options and restricted stock awards issued under our equity incentive plans. We adopted SFAS 123(R) effective July 1, 2005 using the modified prospective method. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, are recognized as service is rendered after our adoption date. Prior years’ financial statements are not restated. Prior to the adoption of SFAS 123(R), we applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, to account for our stock-based awards. See Note 9 for additional information related to stock-based compensation expense.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative transition method that consists of: (1) a computation that creates an additional paid-in-capital (APIC) pool related to previously recognized tax benefits on equity-based employee compensation; and (2) a simplified method to determine how awards that are fully vested and outstanding when Statement 123(R) is adopted will subsequently affect the APIC pool. The guidance in this FSP is effective after November 10, 2005. Entities may make a one-time election to apply the transition method discussed in this FSP. That one-time election may be made within one year of an entity’s adoption of Statement 123(R), or the FSP’s effective date, whichever is later. We adopted the alternative transition method at June 30, 2006 and determined that we have an APIC Pool under FSP 123(R)-3.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008 beginning July 1, 2007). We are currently evaluating the impact of adopting FIN 48.

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

Investments in preferred stock are accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or carried at cost, as appropriate. Our preferred stock investments are in privately held companies for which fair value is not readily determinable. We have reviewed these investments for impairment and concluded that there was impairment of one of our preferred stock investments of $2.0 million which we wrote off at the end of fiscal 2005. (See Note 13.)

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

2. Financial Instruments and Investments—(Continued)

As of June 30, 2006, investments were classified as follows:

		Gross Unrealized
Short Term	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$43,141	$9	$3	$43,147

Long Term
U.S. Treasury Securities	$15,818	$21	$635	$15,204
AAA—Rated Corporate Notes	2,057	36	—	2,093
Preferred Stock	5,000	—	—	5,000

Long-term total	$22,875	$57	$635	$22,297

Totals	$66,016	$66	$638	$65,444

We had 6 securities with a fair market value of $12.2 million and unrealized losses of $635 thousand at June 30, 2006 that had a continuous loss position for more than 12 months. We had 7 securities with a fair market value of $13.7 million and unrealized losses of $3 thousand at June 30, 2006 that had a continuous loss position for less than 12 months. Unrealized losses from these investments are primarily attributable to interest rate changes.

Realized losses of $853 thousand on the sale of $28.9 million of investments in fiscal 2006 were determined based on the specific identification method. The sale of these investments was due to the repatriation of approximately $30.0 million of foreign earnings under the American Jobs Creation Act of 2004. The change in unrealized gain or loss on available-for-sale securities that has been included in the separate component of stockholders’ equity was a loss of $484 thousand in fiscal 2006. Losses of $234 thousand were reclassified from stockholders’ equity to the statement of earnings in fiscal 2006.

As of June 30, 2005, investments were classified as follows:

		Gross Unrealized
Short Term	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$30,619	$88	$323	$30,384

Long Term
U.S. Treasury Securities	$15,829	$227	$478	$15,578
AAA—Rated Corporate Notes	2,071	164	—	2,235
Preferred Stock	5,000	—	—	5,000

Long-term total	$22,900	$391	$478	$22,813

Totals	$53,519	$479	$801	$53,197

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

Realized losses of $47 thousand on the sale of $20.9 million of investments in fiscal 2005 were determined based on the specific identification method. The change in unrealized gain or loss on available-for-sale securities that has been included in the separate component of stockholders’ equity was a gain of $446 thousand in fiscal 2005.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

2. Financial Instruments and Investments—(Continued)

We have determined that the gross unrealized losses on our investment securities at June 30, 2006 and 2005 were temporary in nature. We review our investments for indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Contractual maturities of debt securities as of June 30, 2006 are as follows:

Available-for-Sale	Fair Value

Due within one year	$43,147
Due after one year through five years	17,297

$60,444

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

We recorded net losses related to these contracts of $1.0 million in 2006, net gains of $0.2 million in 2005 and net losses of $0.5 million in 2004, respectively. These amounts, included within Other, net, in our consolidated statements of earnings, consist of gains and losses from contracts settled during fiscal years 2006, 2005 and 2004 as well as contracts outstanding at June 30, 2006, 2005 and 2004 that are recorded at fair value.

As of June 30, 2006, we had a notional amount of $11.9 million of foreign currency forward exchange contracts outstanding, all of which were in Euros and British Pounds. The foreign currency forward exchange contracts generally have maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The foreign currency forward exchange contracts are with large international financial institutions.

None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2006, 2005 and 2004.

Concentration of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses and these losses have not exceeded our expectations.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

3. Inventories

	June 30,
	2006	2005

Materials	$24,408	$22,049
Work in process	12,582	11,097
Finished goods	21,769	21,480

	$58,759	$54,626

4. Property, Plant and Equipment

	June 30,
	2006	2005

Land	$9,248	$9,248
Buildings	56,013	55,234
Machinery, furniture and equipment	110,673	105,157
Leasehold improvements	454	436

	176,388	170,075
Less accumulated depreciation and amortization	(90,928)	(82,427)

	$85,460	$87,648

Depreciation expense was $15.2 million in 2006, $15.1 million in 2005 and $14.6 million in 2004. We estimate the useful life of machinery and equipment at 3 to 5 years, furniture at 8 years and buildings at 40 years.

5. Intangible Assets and Goodwill

	June 30,
	2006	2005

Purchased technology and licenses, gross	$21,941	$21,482
Less accumulated amortization	(1,476)	(574)

Purchased technology and licenses, net	$20,465	$20,908

Amortization expense for the fiscal years ended June 30, 2006 and 2005 was $0.9 million and $0.4 million, respectively.

The balances in purchased technology and licenses primarily represent the acquisition of assets and technology from Ethicon related to the ClearGlide endoscopic vessel harvesting device, a license for the manufacture of our Anestar anesthesia delivery systems and assets and technology acquired from X-Site Medical, LLC related to a suture-based vascular closure device and from Rex Medical LP for the ProLumen thrombectomy device. Further details on our purchased technology and licenses are shown below.

EVH Acquisition

In January 2006, we acquired assets and technology related to Ethicon’s ClearGlide® endoscopic vessel harvesting (EVH) product line. Ethicon is a Johnson & Johnson company. Endoscopic vessel harvesting devices enable less-invasive techniques for the harvesting of suitable vessels for use in conjunction with coronary artery bypass grafting. The vessel harvesting product line was integrated into the Cardiac Assist business, which markets its products to cardiac surgeons who perform coronary bypass graft surgery.

The purchase price was $1.8 million in cash, including related expenses, and was accounted for using the purchase method of accounting. The aggregate purchase price for the EVH product line was allocated to

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

5. Intangible Assets and Goodwill—(Continued)

tangible assets and intangible assets (purchased technology), based on their fair values at date of acquisition, as shown in the table below. The intangible assets are being amortized over seven years based on the remaining life of the intangible assets.

Assets Acquired	(Millions)

Inventory	$0.9
Tooling	0.8
Purchased technology	0.1

Total purchase price	$1.8

Anestar License

In the second quarter of fiscal 2005, we acquired a license for the rights to manufacture our Anestar and Anestar S anesthesia delivery systems from a German company that had previously supplied the systems to us on an OEM basis. These anesthesia delivery systems are now manufactured at our facility in Mahwah, New Jersey. The license agreement increases our ability to enhance the current anesthesia delivery systems, develop future generations of anesthesia systems and improve our competitive position in the anesthesia delivery market as well as the market for patient monitors dedicated to the operating room environment. The purchase price for the license of $2.4 million is being amortized over its estimated useful life of 5 years.

X-Site Acquisition

In May 2004, we acquired certain assets and technology of X-Site Medical, LLC, (X-Site) a privately held company in the business of developing, manufacturing and marketing products for the vascular closure market. The acquired assets include all technology related to X-Site’s lead product, a suture-based vascular closure device for achieving hemostasis after coronary catheterization procedures. The X-Site purchase will broaden and enhance our existing vascular closure product line. The purchase price was approximately $13.6 million, in cash, comprised of an initial payment of $11.4 million, including transaction expenses, and an accrued liability for an additional $2.2 million, representing the present value of guaranteed minimum payments to be paid over five years. We paid $0.5 million in fiscal 2006 and have a remaining liability of $1.8 million at June 30, 2006, at present value.

Pursuant to the asset purchase agreement, we may also be required to make additional contingent payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable. The X-Site purchase was accounted for using the purchase method of accounting. The aggregate purchase price for X-Site was allocated to tangible assets and intangible assets based on their estimated fair value at date of acquisition. There was no goodwill recorded in the transaction because the purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired. Intangible assets acquired of $13.5 million, consisting primarily of purchased technology, are being amortized over 16 years based primarily on the remaining legal life of the underlying acquired technology.

The following table summarizes the allocation of the X-Site purchase price to the estimated fair values of the assets acquired.

Assets Acquired	(Millions)

Purchased technology	$13.5
Plant and equipment	0.1

Total purchase price	$13.6

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

5. Intangible Assets and Goodwill—(Continued)

ProLumen Technology Acquisition

In May 2003, we acquired technology from Rex Medical LP, for the ProLumen thrombectomy device. With the launch of the ProLumen in March 2004 we entered the dialysis access market. Thrombectomy is the process of removing blood clots from blocked dialysis access sites. Thrombectomy procedures are performed primarily by interventional radiologists in the U.S., a current and well-established sales call point for our Interventional Products division. Through June 30, 2006, we paid $5.0 million in cash ($3.0 million in fiscal 2004 and $2.0 million in fiscal 2003) based on achieving certain milestones. The technology transfer agreement also requires us to pay additional contingent payments, which would be triggered by the achievement of sales performance levels not currently estimable. The payments made for the ProLumen technology were recorded as purchased technology and are being amortized over approximately 16 years based on the remaining legal life of the underlying technology.

At June 30, 2006, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.9 million, $1.0 million, $1.1 million, $1.8 million and $2.2 million for fiscal years 2007, 2008, 2009, 2010 and 2011, respectively. The weighted average amortization period for these intangible assets is approximately 11 years.

Goodwill

Goodwill as of June 30, 2006 and 2005 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the fiscal year ended June 30, 2006. The Company’s annual impairment test is performed during the fourth quarter of its fiscal year. There has been no impairment of goodwill since the initial test for impairment in the fourth quarter of fiscal 2002.

Of the $4.1 million in net goodwill, $1.8 million is included in the lnterventional Products / Vascular Grafts segment and the remaining $2.3 million is in Genisphere in Corporate and Other.

6. Other Assets

	June 30,
	2006	2005

Capitalized software, net of accumulated amortization of $15,975 and $11,506	$17,486	$17,897
Cash surrender value of officers’ life insurance	11,817	11,421
Non-current deferred tax assets	—	2,884
Other non-current assets	910	1,007

	$30,213	$33,209

Amortization of capitalized software costs was $4.5 million in 2006, $4.1 million in fiscal 2005 and $3.0 million in fiscal 2004.

7. Income Taxes

Earnings before income taxes consists of the following:

	Year Ended June 30,
	2006	2005	2004

U.S.	$26,479	$12,403	$28,903
Foreign	8,011	8,251	5,251

Earnings before income taxes	$34,490	$20,654	$34,154

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

7. Income Taxes—(Continued)

The related provision for income taxes consists of the following:

	Year Ended June 30,
	2006	2005	2004

Current income taxes:
Federal	$5,835	$3,329	$5,262
State	1,767	1,981	1,609
Foreign	725	1,142	1,112

Total current	8,327	6,452	7,983

Deferred income taxes:
Federal	(136)	(166)	1,692
State	338	(392)	556
Foreign	118	114	15

Total deferred	320	(444)	2,263

Total income taxes	$8,647	$6,008	$10,246

Amounts are reflected in the preceding table based on the location of the taxing authorities.

Included in the change in deferred tax assets (liabilities) are certain items that have been recorded as components of accumulated other comprehensive loss. These amounts were a $3.4 million decrease in deferred tax assets in 2006, a $4.7 million increase in deferred tax assets in fiscal 2005 and a $1.4 million decrease in 2004.

The American Jobs Creation Act of 2004 (AJCA) permits U.S. corporations to repatriate earnings of foreign subsidiaries at a special one-time favorable effective tax rate versus 35% before consideration of foreign taxes paid. At June 30, 2005 we determined that we would repatriate approximately $30.0 million under this legislation, and accordingly, recorded a current deferred tax liability of $2.0 million for Federal and state taxes attributable to the repatriation of earnings.

During the fourth quarter of fiscal 2006, we completed the repatriation of foreign earnings, totaling $29.6 million, and finalized the computations of the related aggregate tax impact resulting in an additional tax liability of $175 thousand. During fiscal 2006, $5 million of the repatriated funds was used to supplement our contributions to our defined benefit pension plan. The remaining repatriated funds will be used to fund other qualified expenditures as defined under the AJCA, such as research and development and capital expenditures.

At June 30, 2006, the cumulative amount of undistributed foreign earnings was approximately $36.3 million. Income taxes have not been provided on this undistributed income because we intend to reinvest these earnings in our overseas operations. It is not practical to estimate the amount of income taxes payable on the earnings that are permanently reinvested in foreign operations.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

7. Income Taxes—(Continued)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate is shown below:

	Year Ended June 30,
	2006		2005		2004
		Effective		Effective		Effective
	Amount	Rate	Amount	Rate	Amount	Rate

Tax computed at Federal statutory rate	$12,072	35.0%	$7,229	35.0%	$11,954	35.0%
(Decrease) increase resulting from:
Benefit from extraterritorial
income exclusion	(1,428)	(4.1)	(1,765)	(8.5)	(1,795)	(5.3)
State income taxes, net of Federal
income tax benefit	1,410	4.1	1,033	5.0	1,407	4.1
Rate differential on foreign income	(1,973)	(5.7)	(1,633)	(7.9)	(710)	(2.1)
Domestic manufacturing deduction	(161)	(0.5)	—	—	—	—
Research and development credit, net	(345)	(1.0)	(845)	(4.1)	(592)	(1.7)
Repatriation of foreign earnings	175	0.5	2,017	9.8	—	—
Special dividend income	(1,108)	(3.2)	—	—	—	—
Other	5	—	(28)	(0.2)	(18)	—

Total income taxes	$8,647	25.1%	$6,008	29.1%	$10,246	30.0%

The adjustment reflected in the above table for the special dividend income in fiscal 2006 reflects the favorable effect of the Federal dividends received deduction.

Deferred taxes arise because of differences in the timing of recognition between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) and “deferred tax liabilities” (generally items that we receive a tax deduction for, but have not yet been recorded in the consolidated statement of earnings). Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

The tax effects of the major items recorded as deferred tax assets and liabilities are:

	June 30,
	2006	2005

Deferred Tax Assets
Inventories	$5,193	$5,242
Accounts receivable	584	567
Foreign and state tax credits	1,671	1,973
Unrealized foreign exchange losses	235	—
Supplemental pension	6,483	6,064
Tax loss carryforwards	2,960	2,326
Minimum pension liability	1,722	5,183
Asset write-downs	1,793	1,793
Accrued expenses	929	1,077
Unrealized losses on available-for-sale securities	210	104
Other	1,192	1,118

Deferred tax assets before valuation allowance	22,972	25,447
Valuation allowance	(3,427)	(3,284)

Deferred tax assets after valuation allowance	$19,545	$22,163

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

7. Income Taxes—(Continued)

	June 30,
	2006	2005

Deferred Tax Liabilities
Accelerated depreciation	$10,422	$9,782
Unrealized foreign exchange gains	—	120
Unremitted earnings of foreign subsidiaries	—	2,017
State income taxes	364	301
Accrued insurance	906	778
Accrued pension	1,852	283
Other	1,542	704

Deferred tax liabilities	$15,086	$13,985

Net deferred tax assets	$4,459	$8,178

At June 30, 2006, we had total net operating loss carryforwards of $45.1 million ($1.2 million foreign and $43.9 million state tax net operating loss carryforwards). The tax effect of the operating loss carryforwards was $3.0 million ($0.4 million foreign and $2.6 million state). All of the foreign tax loss carryforwards may be carried forward indefinitely. The benefits from state tax carryforwards expire during the period 2007 through 2025. An insignificant amount of these carryforwards expire in the next 3 years. We also had $2.6 million of credit carryforwards of state research and development tax credits as of June 30, 2006. The benefits of the state credits expire during the periods 2019 through 2021.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. We recorded a valuation allowance at June 30, 2006 and 2005 of $3.4 million and $3.3 million, respectively, against the foreign and state tax carryforwards and a portion of the state tax credits.

The valuation allowance increased by $0.1 million during fiscal 2006, due to the net increase in foreign and state tax loss carryforwards and the portion of state tax credits that are more likely than not to expire before utilization.

The valuation allowance increased by $1.2 million and $379 thousand during fiscal 2005 and 2004, respectively, due to the net increase in foreign and state tax loss carryforwards, and the portion of state tax credits that are more likely than not to expire before utilization.

We record our income tax provisions based on our knowledge of all relevant facts and circumstances, including existing tax laws and the status of current examinations. Although we have recorded all probable income tax accruals in accordance with SFAS No. 5, Accounting for Contingencies and SFAS No. 109, Accounting for Income Taxes, our accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. We believe that our accrual for income tax liabilities, including related interest, is adequate in relation to the potential for additional tax assessments. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

8. Other Liabilities

	June 30,
	2006	2005

Supplemental pension payable	$16,034	$15,009
Minimum pension liability	4,337	12,938
X-Site guaranteed minimum payments	1,341	1,761
Non-current deferred income	1,109	729
Non-current deferred taxes	2,063	—
Other non-current liabilities	1,425	1,301

	$26,309	$31,738

9. Stock-Based Awards

We maintain the following equity incentive plans: the 2005 Equity Incentive Plan, the Amended and Restated 1995 Employee Stock Option Plan, a stock option plan for non-employee directors, and option agreements with certain consultants.

The 2005 Equity Incentive Plan (“2005 Plan”) approved by stockholders in December 2005, authorized 1,200,000 shares covering several different types of awards, including stock options, performance shares, performance units, stock appreciation rights, restricted shares, and deferred shares.

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

In December 2004, the FASB issued SFAS 123(R), that requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of earnings. The compensation expense is recognized over the requisite service period based on fair values measured on grant dates.

At the beginning of fiscal 2006, we adopted SFAS 123(R) using the modified prospective method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, are recognized as service is rendered after the effective date. In accordance with SFAS 123(R), we recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “stock-based awards”). Stock-based compensation expense in fiscal 2006 was $558 thousand ($330 thousand after tax). The expense was recorded in the statement of earnings as follows: $523 thousand in SG&A, $22 thousand in R&D and $13 thousand in cost of sales.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25. Under APB 25, we did not recognize compensation expense, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

9. Stock-Based Awards—(Continued)

The following table details the effect on net earnings and earnings per share had stock-based compensation expense for the stock-based awards been recorded in years prior to fiscal 2006 based on the fair-value method under SFAS 123(R).

	Year Ended June 30,
	2005	2004

Net earnings—as reported	$14,646	$23,908
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(7,362)	(3,446)

Net earnings—pro forma	$7,284	$20,462

Earnings per share:
Basic—as reported	$0.99	$1.62

Basic—pro forma	$0.49	$1.38

Diluted—as reported	$0.97	$1.58

Diluted—pro forma	$0.48	$1.35

The decrease in stock-based compensation expense in fiscal 2006 compared with prior years is due to a series of actions we have taken over the past two fiscal years such as reducing awards granted to employees and accelerating the vesting of certain stock options in fiscal 2005.

On May 17, 2005, the Board of Directors approved the accelerated vesting for all stock options outstanding under our Amended and Restated 1995 Stock Option Plan that had exercise prices per share higher than $28.52, the average of the high and low sales price of our stock on May 17, 2005. Options to purchase approximately 769 thousand shares of our common stock became exercisable immediately, subject to an exercise price threshold requirement. In addition, on the same day, we awarded fully vested, non-qualified stock options to eligible employees as part of our annual stock option award.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life and calculated on a monthly basis.

	Year Ended June 30,
	2006	2005	2004

Expected dividend yield	2.22%	0.83%	0.59%
Expected volatility	29%	30%	32%
Risk-free interest rate	4.63%	3.63%	3.94%
Expected life	4.9 Years	5.3 Years	5.2 Years

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of our stock-based awards was approximately $1.5 million and is expected to be recognized over a weighted-average period of approximately 3 years.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

9. Stock-Based Awards—(Continued)

Prior to the adoption of SFAS 123(R), we presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123(R) requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, we classified $1.4 million of excess tax benefits as financing cash flows in fiscal 2006.

Stock Options

We have one employee stock compensation plan covering 4,150,000 shares of common stock, a stock option plan for members of the Board of Directors covering 150,000 shares of common stock, and option agreements with certain consultants. Stock options have generally been granted with a 4-year vesting period and 10-year term. The stock options vest in equal annual installments over the vesting period. Under the provisions of SFAS 123(R), members of the Board of Directors are considered employees.

Changes in our stock options were as follows:

	Year Ended June 30,
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at July 1	2,477,153	$31.73	2,714,357	$31.08	2,833,214	$30.20
Granted	176,100	35.85	367,350	33.82	498,655	33.82
Exercised	(475,095)	29.10	(227,964)	26.40	(306,079)	25.58
Forfeited/Expired	(137,532)	35.13	(376,590)	32.36	(311,433)	32.77

Outstanding at June 30	2,040,626	$32.47	2,477,153	$31.73	2,714,357	$31.08

Exercisable at June 30	1,876,484	$32.22	2,444,697	$31.80	1,598,247	$30.91

At June 30, 2006, there were 2,552,372 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares. We anticipate that shares repurchased will offset shares issued for the stock-based awards and reduce the dilutive impact of the share-based activity. However, since the timing and amount of future repurchases is not known, we cannot estimate the number of shares expected to be repurchased during fiscal 2007.

The weighted average remaining contractual term was approximately 6.3 years for stock options outstanding and approximately 6.1 years for stock options exercisable as of June 30, 2006. The weighted average fair value of options granted was $9.64 in fiscal 2006, $11.42 in fiscal 2005, and $11.74 in fiscal 2004.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $2.6 million for stock options outstanding and $2.5 million for stock options exercisable as of June 30, 2006. The total intrinsic value for stock options exercised in fiscal 2006 was approximately $3.9 million.

The amount of cash received from the exercise of stock options was approximately $13 million and the related tax benefit was approximately $1.4 million in fiscal 2006.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

9. Stock-Based Awards—(Continued)

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2006.

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$16.50—$28.67	726,696	5.66	$27.95	712,654	$27.98
$28.80—$35.88	706,730	7.10	$32.13	620,630	$31.75
$35.98—$41.58	607,200	6.21	$38.26	543,200	$38.32

	2,040,626	6.32	$32.47	1,876,484	$32.22

Restricted Stock

The 2005 Equity Incentive Plan (“2005 Plan”) also provides for grants of restricted stock. We granted 13,937 shares of restricted stock to an officer during the third quarter of fiscal 2006, which remained outstanding at June 30, 2006. The restricted stock award vests three years from the date of grant. The fair value of the restricted stock award of $0.5 million is being amortized to expense over the vesting period. The total fair value of the restricted stock award was based on the average market price of our common stock at the date of grant. Stock-based compensation expense related to this award in fiscal 2006 was $74 thousand. The weighted average remaining contractual life for the grant of 13,937 restricted shares is approximately 2.4 years.

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

Under the plan, our common stockholders were issued one preferred stock purchase right for each share of common stock owned by them. Until they are redeemed by us or expire, each preferred stock purchase right entitles the holder to purchase .001 share of our Series A Preferred Stock, par value $1.00 per share, at an exercise price of $200. We may redeem the preferred stock purchase rights for $.01 per right at any time until after the date on which our right to redeem them has expired. In addition, the preferred stock purchase rights do not become exercisable until our right to redeem them has expired. Our right to redeem the preferred stock purchase rights expires on the 10th business day after the date of a public announcement that a person, or an acquiring person, has acquired ownership of our stock representing 15 percent or more of our shareholders’ general voting power. Before an acquiring person acquires 50 percent or more of our outstanding common stock, the plan provides that we may offer to exchange the rights, in whole or in part, on the basis of an exchange ratio of one share of common stock for each right. However, any rights owned by the acquiring person and its affiliates and associates will be null and void and cannot be exchanged for common stock.

The plan also provides that, after the date of a public announcement that a person has acquired ownership of our stock representing 15 percent or more of our shareholders’ general voting power, generally each holder of a preferred stock purchase right will have the right to purchase, at the exercise price, a number of shares of our preferred stock having a market value equal to twice the exercise price. The plan further provides that if certain other business combinations occur, generally each holder of a preferred stock purchase

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

9. Stock-Based Awards—(Continued)

right will have the right to purchase, at the exercise price, a number of shares of the acquiring person’s common stock having a market value of twice the exercise price.

Stock Repurchase Programs

A stock repurchase program for $40 million was announced on May 16, 2001. We have acquired 914,789 shares through June 30, 2006 at a cost of $35.3 million.

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

10. Segment Information

We develop, manufacture and sell medical devices in two reportable segments, Cardiac Assist / Monitoring Products and lnterventional Products / Vascular Grafts.

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

The lnterventional Products / Vascular Grafts segment includes vascular closure devices, which are used to seal arterial puncture wounds after cardiovascular catheterization procedures, interventional radiology products used in dialysis access and a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery.

We have aggregated our operating segments into two reportable segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

10. Segment Information—(Continued)

	Cardiac Assist / Monitoring Products	Interventional Products / Vascular Grafts	Corporate and Other(a)	Consolidated

Year ended June 30, 2006
Net sales to external customers	$319,577	$51,836	$1,587	$373,000
Operating earnings (loss) (b)	$41,695	$(11,970)	$(383)	$29,342
Assets (c)	$186,866	$81,474	$107,340	$375,680
Long-lived asset expenditures	$5,945	$1,944	$3,449	$11,338
Depreciation and amortization	$16,185	$2,908	$1,440	$20,533

Year ended June 30, 2005
Net sales to external customers	$288,583	$62,538	$1,579	$352,700
Operating earnings (loss) (b)	$37,066	$(15,377)	$(2,448)	$19,241
Assets (c)	$193,250	$98,391	$65,441	$357,082
Long-lived asset expenditures	$10,843	$3,480	$1,193	$15,516
Depreciation and amortization	$15,454	$2,906	$1,237	$19,597

Year ended June 30, 2004
Net sales to external customers	$273,751	$68,157	$1,392	$343,300
Operating earnings (loss) (b)	$35,391	$(5,096)	$2,424	$32,719
Assets (c)	$179,768	$101,127	$87,440	$368,335
Long-lived asset expenditures	$6,353	$22,442	$2,549	$31,344
Depreciation and amortization	$14,250	$2,384	$1,091	$17,725

(a)
Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other include cash, investments, property, plant and equipment, net, including the corporate headquarters, goodwill and cash surrender value of officers’ life insurance. Segment SG&A expenses include fixed corporate G&A charges.

(b)
Operating earnings for Corporate and Other includes a $0.8 million gain on sale of an unused facility in fiscal 2006 and $4.5 million in special charges in fiscal 2005. Operating earnings for the lnterventional Products / Vascular Grafts segment includes $2.7 million in special charges in fiscal 2006 and $3.6 million in special charges in fiscal 2005.

(c)
Assets in the lnterventional Products / Vascular Grafts segment include goodwill of $1.8 million in 2006, 2005 and 2004. Assets in Corporate and Other include goodwill of $2.3 million in 2006, 2005 and 2004.

Reconciliation to consolidated earnings before income taxes:

	Year Ended June 30,
	2006	2005	2004

Consolidated operating earnings	$29,342	$19,241	$32,719
Interest income, net	1,944	1,927	1,796
Dividend income	4,523	—	—
Other, net	(1,319)	(514)	(361)

Consolidated earnings before taxes	$34,490	$20,654	$34,154

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

10. Segment Information—(Continued)

The following table presents net sales based on the geographic location of the external customer. No individual country accounted for more than 10% of our worldwide sales in fiscal 2006, 2005 or 2004.

	Year Ended June 30,
	2006	2005	2004

United States	$231,878	$219,199	$224,264
Foreign countries	141,122	133,501	119,036

Total	$373,000	$352,700	$343,300

The following table presents long-lived assets by geographic location:

	June 30,
	2006	2005	2004

United States	$127,562	$129,396	$132,319
Foreign countries	12,641	13,549	11,125

Total	$140,203	$142,945	$143,444

The following table presents sales by product line:

	Year Ended June 30,
	2006	2005	2004

Patient Monitoring	$159,402	$149,463	$144,180
Cardiac Assist	160,175	139,120	129,571
Interventional Products	22,548	27,890	37,294
InterVascular	29,288	34,648	30,863
Genisphere	1,587	1,579	1,392

Total	$373,000	$352,700	$343,300

11. Retirement Benefit Plans

We have various retirement benefit plans covering substantially all U.S. and international employees. Total expense for the domestic and international retirement plans was $7.6 million in 2006, $5.9 million in 2005 and $6.4 million in 2004. Below is a further description of our retirement benefit plans.

Defined Benefit Plans—U.S. and International

We have a defined benefit pension plan designed to provide retirement benefits to substantially all U.S. employees. U.S. pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Retirement benefits for the international plans are based on years of service, final average earnings and social security benefits. Funding policies are based on local statutes and the assets are invested in guaranteed insurance contracts.

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

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

11. Retirement Benefit Plans—(Continued)

A summary of Mr. Saper’s SERP, as amended, is as follows:

•
Mr. Saper is entitled to receive a lifetime pension of up to 60% of his average earnings for the three-year period in which Mr. Saper’s compensation was greatest of the ten years immediately preceding his retirement.

•	The SERP will not be less than the value of the benefit that would have been payable had his retirement occurred at age 65.

•	The expected annual SERP payment to Mr. Saper commencing at a presumed retirement age of 80, based on the above plan would be $2.8 million.

•
The plan provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a split-dollar agreement between us, Mr. Saper and a trust for the benefit of Mr. Saper’s family.

The SERP expense for Mr. Saper recognized in the consolidated financial statements was $0.9 million in 2006 and 2005 and $0.8 million in 2004.

The SERP covering certain former key officers provides a pension at age 65, for up to 15 years, based on a predetermined earnings level for the five-year period prior to retirement. The SERP for one current officer provides a lifetime retirement benefit. The SERP expense for these executives recognized in the consolidated financial statements was $0.3 million in 2006, $0.2 million in 2005 and $0.3 million in 2004.

Defined Contribution Plans

We have defined contribution savings and supplemental retirement plans that cover substantially all U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible U.S. employees. The contributions are based on matching 50% of participating employees’ contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.7 million for 2006, $1.9 million for 2005 and $1.9 million for 2004.

Pension Expense

The components of net pension expense of the U.S. and International defined benefit pension plans and the SERP include the following:

	Year Ended June 30,
	2006	2005	2004	2006	2005	2004

	U.S. and International			SERP
Pension Expense
Service cost	$3,240	$2,402	$2,872	$387	$376	$372
Interest cost	3,714	3,285	3,034	829	829	706
Expected return on assets	(3,326)	(2,801)	(3,074)	*	*	*
Amortization of:
Net loss (gain)	1,168	57	483	23	(122)	14
Unrecognized prior service cost	13	13	11	(75)	(1)	23
Remaining unrecognized net obligation	—	—	44	—	—	—

Net pension expense	$4,809	$2,956	$3,370	$1,164	$1,082	$1,115

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

11. Retirement Benefit Plans—(Continued)

Obligations and Funded Status

The following table shows the changes in fiscal 2006 and 2005 in the projected benefit obligation, plan assets and funded status of the U.S. and International defined benefit pension plans and the SERP:

	Year Ended June 30,
	2006	2005	2006		2005

	U.S. and International		SERP
Change in Projected Benefit Obligation
Pension benefit obligation at beginning of year	$66,816	$51,736		$15,163		$12,874
Service cost	3,240	2,402		387		376
Interest cost	3,714	3,285		829		829
Foreign exchange impact	143	(20)		—		—
Plan amendments	—	33		—		(348)
Actuarial (gain) loss	(10,669)	10,399		(129)		1,499
Benefits paid	(1,160)	(1,019)		(137)		(67)

Pension benefit obligation at end of year	$62,084	$66,816		$16,113		$15,163

Accumulated Benefit Obligation	$55,666	$58,295		$16,113		$15,163

Change in Plan Assets
Fair value of plan assets at beginning of year	$44,847	$40,338	$	*	$	*
Actual return on assets	620	1,238		*		*
Foreign exchange impact	183	(2)		*		*
Employer contributions	11,689	4,292		*		*
Benefits paid	(1,160)	(1,019)		*		*

Fair value of plan assets at end of year	$56,179	$44,847	$	*	$	*

Funded Status at June 30,
Pension benefit obligation	$62,084	$66,816		$16,113		$15,163
Fair value of plan assets	56,179	44,847		—		—

Funded status-plan assets less than benefit obligation	(5,905)	(21,969)		(16,113)		(15,163)
Unrecognized prior service cost	145	159		(154)		(230)
Unrecognized net actuarial loss	9,499	19,854		233		384
Unrecognized net obligation remaining at June 30,	—	—		—		—

Net amount recognized	$3,739	$(1,956)		$16,034		$15,009

* Not applicable

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

11. Retirement Benefit Plans—(Continued)

At June 30, 2006 and 2005, the U.S. defined benefit pension plan had an accumulated benefit obligation in excess of plan assets. This was due primarily to the significant decline in the discount rate at the June 30, 2006 and 2005 measurement dates compared to prior periods. The following are recognized in the consolidated balance sheets:

	June 30,
	2006	2005

Accrued benefit liability	$(957)	$(13,448)
Intangible asset	145	159
Accumulated other comprehensive loss	3,944	12,420

Net amount recognized	$3,132	$(869)

Plan Assumptions

Weighted average assumptions used in developing the benefit obligations and net periodic benefit cost for the U.S. and International defined benefit pension plans were as follows:

	2006	2005	2004

Benefit Obligation
Discount rate	6.50%	5.50%	6.50%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected return on plan assets	6.30%	6.50%	6.50%

	2006	2005	2004

Net Periodic Benefit Cost
Discount rate	5.50%	6.50%	5.75%
Rate of compensation increase	4.50%	4.50%	4.25%
Expected return on plan assets	6.50%	6.50%	7.75%

The measurement date for the defined benefit pension plans and the SERP is July 1.

U.S. Plan Asset Allocation and Investment Guidelines

The percentages of the fair value of plan assets allocated at June 30, 2006 and 2005 by asset category and the weighted average target allocations for fiscal 2007 for the U.S. defined pension plan are as follows:

	June 30,
	2007	2006	2005

	Target Allocation	Percentage of Plan Assets

Asset Category
Small Capitalization Equities(a)	10.0%	7.7%	9.8%
Fixed Income Bonds—Corporate	15.0%	9.5%	12.0%
Fixed Income Bonds—Government	75.0%	79.1%	73.4%
Cash	0.0%	3.7%	4.8%

	100.0%	100.0%	100.0%

The expected long-term rate of return of 6.5% for the U.S. plan is calculated by using the target allocation and expected returns for each asset class in the table above.

(a)	Represents investment in our common stock of $4.0 million and $4.4 million (131,000 shares) at June 30, 2006 and 2005, respectively.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

11. Retirement Benefit Plans—(Continued)

Below is a summary of our U.S. pension investment guidelines.

•
Our investment objective is to invest in securities which provide minimal risk, a high degree of liquidity and an adequate return. Return on such investments, while recognized as important, is not the primary consideration. Safety of principal and liquidity are the key objectives.

•	At least 50% of the fixed portion of the portfolio will be invested in Treasury & Federal Agency obligations. The maximum maturity of each security is 10 years.

•	No more than 50% of the portfolio will be invested in 5 to 10 year medium-term AAA-rated corporate notes.

•	No more than $3 million in aggregate will be invested in any single company’s AAA-rated corporate notes.

•
Investments may include Datascope common stock. The amount of Datascope stock is limited by ERISA rules (section 407 (a)), which says that the pension fund can purchase Company stock, as long as immediately thereafter, the aggregate fair market value of Company stock held by the fund does not exceed 10% of the fair market value of all pension fund assets.

Expected benefit payments under the U.S., international and SERP defined benefit pension plans over future years are as follows:

Fiscal Year

2007	$1,657
2008	1,772
2009	4,400
2010	4,530
2011	4,563
2012–2016	24,591

The expected employer contribution to the U.S. and international defined benefit pension plans in fiscal 2007, is between $1.9 million (minimum regulatory requirement) and $4.4 million (maximum contribution). No decision has been made at this time on the fiscal 2007 contribution.

12. Commitments and Contingencies

Leases

Future minimum rental commitments under noncancelable operating leases are as follows:

Fiscal Year

2007	$3,527
2008	2,804
2009	1,667
2010	748
2011	246
Thereafter	—

Total future minimum rental payments	$8,992

Total rent expense approximated $4.2 million in 2006, $4.1 million in 2005 and $3.9 million in 2004. Certain of our leases contain purchase and/or renewal options.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

12. Commitments and Contingencies—(Continued)

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

On January 28, 2003, Sanmina-SCI, one of our former suppliers, filed a complaint in the Superior Court of California, County of Santa Clara, claiming that we are obligated to purchase excess inventory of Sanmina-SCI. Sanmina-SCI seeks damages of $1.2 million, plus material markup, carrying costs and interest. In response, we filed an answer denying the allegations of the complaint and counterclaimed for damages we suffered in the amount of $2.3 million for Sanmina-SCI’s breach of its obligation to us. This matter was settled in April 2006 without any payment by the Company.

The Public Prosecutor’s Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. The investigation concerns marketing practices under which benefits were provided to customers of the subsidiary. We are cooperating with the investigation. We cannot predict at this time what the results of the investigation may be or whether it could have a material adverse effect on our business or consolidated financial statements.

On December 2, 2003, a former Datascope employee, Michael Barile, filed a complaint in the Superior Court of New Jersey, Law Division, Bergen County, against Datascope Corp. and various John Does seeking, inter alia, indemnification from the Company of approximately $1 million in legal fees and expenses he allegedly incurred in defending a criminal action brought against him by the United States Attorney’s Office for the District of Maryland, as well as additional damages Mr. Barile alleges he suffered as a result of such prosecution. In response, the Company filed an answer denying the allegations of the complaint and brought counterclaims against Mr. Barile seeking damages resulting from Mr. Barile’s improper conduct as an employee of Datascope. Mr. Barile replied to the Company’s counterclaims by denying them. This matter was settled in April 2006 by the Company paying a portion of Mr. Barile’s attorney fees.

On January 20, 2005, Rex Medical LP (“Rex”) filed a complaint in the United States District Court for the District of Delaware, seeking monetary damages for breach of three thrombectomy technology transfer agreements between Rex and the Company, as well as to have the technology under the agreements revert back to Rex. The Company has answered the complaint denying the allegations and has counterclaimed for Rex’s breach of the contracts and seeks monetary damages for lost profits. In June 2006, the matter was dismissed without prejudice by mutual agreement between the parties.

On March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company’s ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has begun. The Company believes that it has meritorious defenses to such claims and intends to defend this action vigorously.

Credit Arrangements

We had available unsecured lines of credit at June 30, 2006 totaling $99.4 million, with interest payable at LIBOR-based rates determined by the borrowing period. Of the total available, $25.0 million expires in October 2006, $24.0 million expires in November 2006 and $25.0 million expires in March 2007. These lines are renewable annually at the option of the banks, and we plan to seek renewal. We also had $25.4 million in lines of credit with no expiration date. At June 30, 2006, we had $1.0 million of letters of credit outstanding

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

12. Commitments and Contingencies—(Continued)

as security for inventory purchases from an overseas vendor. In January 2006, we borrowed $15.2 million at a weighted average interest rate of 4.8% to fund the payment of a special and regular dividend declared in December 2005. During the third quarter of fiscal 2006, we repaid $11.7 million of the short-term borrowing, and the $3.5 million balance was repaid in April 2006. At June 30, 2005, we had short-term unsecured borrowings of $4.0 million with a weighted average interest rate of 3.54%, which was repaid on September 30, 2005.

Purchase Commitments

We had $26.7 million in non-cancelable purchase commitments as of June 30, 2006. This amount includes commitments for inventory and capital expenditures that do not exceed our projected requirements and are in the normal course of business.

Warranty Obligations

We provide warranty on all of our products. We estimate the costs that may be incurred under warranties and record a liability in the amount of such costs at the time the product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Warranty expense is recorded in cost of sales.

Changes in accrued warranty for the years ended June 30, 2006, 2005 and 2004 were as follows:

	Year Ended June 30,
	2006	2005	2004

Warranty reserve at the beginning of the year	$300	$400	$400
Warranties accrued during the year	389	176	346
Warranties settled during the year	(339)	(276)	(346)

Warranty reserve at the end of the year	$350	$300	$400

Rabbi Trust

We have established a trust to hold amounts which may become payable in the future to certain executives of the Company pursuant to various employment, supplemental benefit and severance agreements upon a change of control of the Company. We are obligated to fund the trust upon the occurrence of events tending to indicate that a future change in control of the Company could occur.

13. Special Items

Fiscal 2006

We have a preferred stock investment in Masimo Corporation, a supplier to the Patient Monitoring business. In February 2006, Masimo’s Board of Directors and stockholders approved a special dividend payment to all stockholders. In March 2006, we received $3.9 million of that special dividend, with the balance of $0.6 million to be collected at a later date.

In the second quarter of fiscal 2006, we recorded a special charge totaling $2.7 million related to the postponed launch of the X-Site vascular closure device in the United States. The delay is the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory. In December 2005, we approved a plan to reduce operating expenses in conjunction with the decision to delay the launch of the X-Site device. As a result, we eliminated 33 positions, or 20% of the workforce in the

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

13. Special Items—(Continued)

Interventional Products Division at a cost of $0.4 million for severance and other termination benefits. Substantially all of the terminated employees left the company by the end of December. The severance payments were completed by the end of fiscal 2006. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $0.7 million for purchase commitments and contract termination costs. The special charge is reflected in the Interventional Products / Vascular Grafts segment ($2.4 million cost of sales, $0.1 million R&D and $0.2 million SG&A).

In the first quarter of fiscal 2006, we recorded a pretax gain of $0.8 million related to the sale of an unused facility in Vaals, the Netherlands, that was closed as part of a restructuring program at the end of fiscal 2002.

Fiscal 2005

In fiscal 2005, we recorded special charges totaling $8.1 million. These charges consisted of:

•	Termination of certain R&D projects totaling $2.4 million.

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

•	Write-off of investments in two private medical technology companies of $4.3 million.

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

•	Severance expenses of $1.4 million for workforce reductions related to a company-wide cost reduction program.

As a result of a company-wide cost reduction program that was approved by management, we recorded severance expenses of $1.4 million for the termination of 33 employees (3% of the workforce). All of the terminated employees left the Company by June 30, 2006. The severance payments were completed by the end of fiscal year 2006.

The special charges are reflected in the following segments:

Interventional Products / Vascular Grafts	$3.6 million
Corporate and Other	$4.5 million

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

13. Special Items—(Continued)

Below is a summary of the fiscal 2005 special charges and remaining liability at June 30, 2006.

FY 2005 Special Charges	Termination of R&D Projects	Impairment of Investments	Workforce Reductions	Total

Asset write-offs (non-cash)	$1,988	$4,327	$—	$6,315
Severance expenses	—	—	1,364	1,364
Contractual obligations	395	—	—	395

Total	$2,383	$4,327	$1,364	$8,074

Utilized Through June 30, 2006
Asset write-offs (non-cash)	$1,988	$4,327	$—	$6,315
Severance expenses	—	—	1,364	1,364
Contractual obligations	395	—	—	395

Subtotal	2,383	4,327	1,364	8,074

Remaining Balance June 30, 2006	$—	$—	$—	$—

14. Quarterly Financial Data (Unaudited)

	Year Ended June 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$88,300	$92,500	$93,100	$99,100	$373,000

Gross profit	$50,680	$50,011	$52,865	$55,398	$208,954

Net earnings	$6,056	$4,451	$9,068	$6,268	$25,843

Earnings per share, basic	$0.41	$0.30	$0.60	$0.41	$1.73

Earnings per share, diluted	$0.40	$0.29	$0.59	$0.40	$1.69

	Year Ended June 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$80,300	$82,700	$96,100	$93,600	$352,700

Gross profit	$48,268	$49,148	$55,548	$52,158	$205,122

Net earnings (loss)	$4,720	$3,718	$8,791	$(2,583)	$14,646

Earnings (loss) per share, basic	$0.32	$0.25	$0.59	$(0.17)	$0.99

Earnings (loss) per share, diluted	$0.31	$0.24	$0.58	$(0.17)	$0.97

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

15. Earnings Per Share

The computation of basic and diluted earnings per share is shown in the table below.

	Year Ended June 30,
	2006	2005	2004

Net earnings	$25,843	$14,646	$23,908

Weighted average number of common shares outstanding, basic	14,974	14,795	14,782
Effect of dilutive stock awards	322	329	339

Weighted average number of common shares outstanding, diluted	15,296	15,124	15,121

Earnings per share, basic	$1.73	$0.99	$1.62

Earnings per share, diluted	$1.69	$0.97	$1.58

At June 30, 2006, 2005 and 2004, common shares related to options outstanding under the Company’s stock option plans amounting to 766 thousand, 676 thousand and 758 thousand, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

16. Related Party Transactions

We have a preferred stock investment of $5.0 million in Masimo Corporation, a supplier to our Patient Monitoring business. We purchased $10.0 million of product from Masimo Corporation during fiscal 2006, $9.3 million in fiscal 2005 and $7.6 million in fiscal 2004.

In fiscal 2002, we advanced Mr. Saper $260 thousand for payment of a club membership deposit. Mr. Saper will repay such amount upon the termination of Mr. Saper’s membership in the club or, if earlier, upon the termination of Mr. Saper’s employment with the Company.

In fiscal 2000, we loaned $200,000 to Boris Leschinsky, Vice President of Technology. The promissory note requires annual payments of $20,000 plus interest, based on an annual rate of eight percent with the final payment due on June 8, 2010. The principal balance at June 30, 2006 was $80,000.

17. Subsequent Events

On September 12, 2006, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both payable on October 6, 2006 to stockholders of record as of September 28, 2006. In addition, the Board approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company.

Back to Contents

DATASCOPE CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts- Describe	Deductions from Reserves- Describe	Balance at Close of Period

Year Ended June 30, 2006
Allowance for doubtful accounts	$2,279	$461	$—	$439(A)	$2,301

Year Ended June 30, 2005
Allowance for doubtful accounts	$2,414	$390	$—	$525(A)	$2,279

Year Ended June 30, 2004
Allowance for doubtful accounts	$2,020	$790	$—	$396(A)	$2,414

(A) Write-offs

S-1