Form 10-Q
period 2006-09-30
DATASCOPE CORP
filed 2006-11-09
CIK 27096

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-06516

DATASCOPE CORP.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	13-2529596 (I.R.S. Employer Identification No.)
14 Philips Parkway, Montvale, New Jersey (Address of principal executive offices)	07645-9998 (Zip Code)

(201) 391-8100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one) Large Accelerated Filer Accelerated Filer Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO

Number of Shares of Company’s Common Stock outstanding as of October 31, 2006: 15,208,818.

Datascope Corp.

Form 10-Q Index

Back to Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Datascope Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	Sept 30, 2006	June 30, 2006

Assets		(a)
Current assets:
Cash and cash equivalents	$12,427	$9,479
Short-term investments	42,684	43,147
Accounts receivable less allowance for doubtful accounts of $2,293 and $2,301	72,697	78,133
Inventories	62,060	58,759
Prepaid income taxes	—	3,233
Prepaid expenses and other current assets	14,525	13,907
Current deferred taxes	5,904	6,522

Total current assets	210,297	213,180
Property, plant and equipment, net of accumulated depreciation of $93,382 and $90,928	84,503	85,460
Long-term investments	22,567	22,297
Intangible assets, net	20,289	20,465
Goodwill	4,065	4,065
Other assets	30,920	30,213

	$372,641	$375,680

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,993	$20,071
Dividends payable	16,331	1,069
Accrued expenses	13,657	14,584
Accrued compensation	13,112	16,234
Deferred revenue	3,661	3,675
Income taxes payable	1,178	—

Total current liabilities	64,932	55,633

Other liabilities	27,070	26,309
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $.01 per share:
Authorized, 45,000 shares;
Issued, 18,730 and 18,721 shares	187	187
Additional paid-in capital	104,087	103,728
Treasury stock at cost, 3,521 and 3,465 shares	(107,037)	(105,319)
Retained earnings	287,434	299,255
Accumulated other comprehensive loss:
Cumulative translation adjustments	(1,485)	(1,300)
Minimum pension liability adjustments	(2,437)	(2,437)
Unrealized loss on available-for-sale securities	(110)	(376)

Total stockholders’ equity	280,639	293,738

	$372,641	$375,680

(a) Derived from consolidated audited financial statements.
See notes to unaudited condensed consolidated financial statements.

Back to Index

Datascope Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,

	2006	2005

Net sales	$87,200	$88,300
Cost of sales	37,342	37,620

Gross profit	49,858	50,680

Operating expenses:
Research and development expenses	8,654	8,765
Selling, general and administrative expenses	35,064	34,292
Gain on sale of realty	—	(810)

	43,718	42,247

Operating earnings	6,140	8,433
Other (income) expense:
Interest income	(728)	(545)
Interest expense	29	58
Other, net	93	669

	(606)	182

Earnings before income taxes	6,746	8,251
Income taxes	2,213	2,195

Net earnings	$4,533	$6,056

Earnings per share, basic	$0.30	$0.41

Weighted average number of common shares outstanding, basic	15,235	14,798

Earnings per share, diluted	$0.29	$0.40

Weighted average number of common shares outstanding, diluted	15,423	15,080

See notes to unaudited condensed consolidated financial statements

Back to Index

Datascope Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30

	2006	2005

Operating Activities:
Net earnings	$4,533	$6,056
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,811	3,880
Amortization	1,446	1,256
Provision for supplemental pension	321	302
Provision for losses on accounts receivable	38	100
Cash surrender value of officers life insurance	(96)	(96)
Gain on sale of realty	—	(810)
Impairment of marketable investments	—	557
Stock-based compensation expense	141	42
Excess tax benefits on stock-based compensation	(35)	(24)
Deferred income tax (benefit)	1,180	(36)
Changes in assets and liabilities:
Accounts receivable	5,322	3,095
Inventories	(4,794)	(4,059)
Prepaid expenses and other assets	2,583	1,328
Accounts payable	(3,064)	(557)
Income taxes payable	1,178	3,674
Accrued and other liabilities	(4,288)	(5,454)

Net cash provided by operating activities	8,276	9,254

Investing Activities:
Capital expenditures	(1,544)	(1,395)
Proceeds from asset sales	—	1,155
Purchases of investments	(26,845)	—
Proceeds from investment maturities	25,427	—
Proceeds from investment sales	2,013	344
Capitalized software	(1,853)	(860)
Purchased technology and licenses	(59)	(28)

Net cash used in investing activities	(2,861)	(784)

Financing Activities:
Repayments of short-term borrowings	—	(4,000)
Exercise of stock options	182	197
Treasury shares acquired under repurchase programs	(1,717)	(144)
Excess tax benefits on stock-based compensation	35	24
Cash dividends paid	(1,069)	(1,037)

Net cash used in financing activities	(2,569)	(4,960)

Effect of exchange rates on cash	102	(6)

Increase in cash and cash equivalents	2,948	3,504
Cash and cash equivalents, beginning of period	9,479	12,188

Cash and cash equivalents, end of period	$12,427	$15,692

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes paid	$13	$382

Income taxes refunded	($3,519)	($2,935)

Non-cash investing and financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$1,624	$1,858

Dividends declared, not paid	$16,355	$1,038

See notes to unaudited condensed consolidated financial statements.

Back to Index

Datascope Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the “Company” - which may be referred to as “our”, “us” or “we”). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when a enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008 beginning July 1, 2007). We are currently evaluating the impact of adopting FIN 48.

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007 (effective for our fiscal year beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 157.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) an amendment to SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to fully recognize an asset or liability for the overfunded or the underfunded status of their benefit plans in financial statements. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The benefit obligation is measured as the projected benefit obligation (PBO) for pension plans and as the accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans. SFAS 158 does not affect how an entity computes its benefit expense recognized in the income statement. SFAS 158 postpones until our fiscal year ending June 30, 2009 the requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. The standard provides two ways for companies to make the measurement-date transition. SFAS 158 also includes additional disclosures in an entity’s annual financial statements. SFAS 158 is effective for years ending after December 15, 2006 (effective for our fiscal year ending June 30, 2007). At June 30, 2006, we had a PBO that was approximately $6 million higher than the fair value of the U.S. and International defined pension plan assets. The SERP plans had a PBO of approximately $16 million at June 30, 2006. There are no assets in the SERP plans. We cannot project the impact to our balance sheet at the adoption date of June 30, 2007 because the PBO and plan assets are dependent on a number of factors that cannot be accurately predicted at this time.

Back to Index

Datascope Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except per share data)

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006 (our fiscal year 2007). We are currently evaluating the impact of SAB 108, but do not expect that its adoption will have a material effect on our financial statements.

2. Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

	Sept 30, 2006	June 30, 2006

Materials	$24,854	$24,408
Work in Process	12,216	12,582
Finished Goods	24,990	21,769

	$62,060	$58,759

3. Stockholders’ Equity

Changes in the components of stockholders’ equity for the three months ended September 30, 2006 were as follows:

Net earnings	$4,533
Foreign currency translation adjustments	(185)
Common stock and additional paid-in capital effects of stock option activity	359
Cash dividends declared on common stock	(16,355)
Purchases under stock repurchase plans	(1,717)
Unrealized gain on available-for-sale securities	266

Total decrease in stockholders’ equity	($13,099)

4. Earnings Per Share

The computation of basic and diluted earnings per share for the three months ended September 30, 2006 and 2005 is shown below.

	Three Months Ended

	9/30/06	9/30/05

Net earnings	$4,533	$6,056

Weighted average shares outstanding for basic earnings per share	15,235	14,798
Effect of dilutive employee stock awards	188	282

Weighted average shares outstanding for diluted earnings per share	15,423	15,080

Basic earnings per share	$0.30	$0.41

Diluted earnings per share	$0.29	$0.40

Common shares related to options outstanding under the Company’s stock option plans amounting to 1.03 million shares for the three months ended September 30, 2006 were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive. For the three months ended September 30, 2005, 1.02 million shares were excluded from the calculation for the same reason.

Back to Index

Datascope Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except per share data)

5. Comprehensive Income

Our comprehensive income for the three months ended September 30, 2006 and 2005 is shown below.

	Three Months Ended

	9/30/06	9/30/05

Net earnings	$4,533	$6,056
Foreign currency translation loss	(185)	(334)
Unrealized gain on available-for-sale securities, net of tax	266	2

Total comprehensive income	$4,614	$5,724

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

	Cardiac Assist / Monitoring Products	Interventional Products / Vascular Grafts	Corporate and Other (a)	Consolidated

Three months ended September 30, 2006
Net sales to external customers	$75,285	$11,586	$329	$87,200

Operating earnings (loss)	$8,849	($3,130)	$421	$6,140

Three months ended September 30, 2005
Net sales to external customers	$74,178	$13,662	$460	$88,300

Operating earnings (loss)	$10,604	($2,032)	($139)	$8,433

Reconciliation to consolidated earnings before income taxes :

	Three Months Ended

	9/30/2006	9/30/2005

Consolidated operating earnings	$6,140	$8,433
Interest income, net	(699)	(487)
Other, net	93	669

Consolidated earnings before income taxes	$6,746	$8,251

(a) Net sales of life science products by Genisphere are included within Corporate and Other. Operating loss within Corporate and Other in the first quarter of fiscal 2006 includes the gain on sale of an unused facility of $810 thousand. Segment SG&A expenses include fixed corporate G&A charges.

Back to Index

Datascope Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except per share data)

7. Stock-Based Awards

We maintain the following equity incentive plans: the 2005 Equity Incentive Plan, the Amended and Restated 1995 Employee Stock Option Plan, a stock option plan for non-employee directors, and option agreements with certain consultants.

The 2005 Equity Incentive Plan ("2005 Plan") approved by stockholders in December 2005, authorized 1,200,000 shares covering several different types of awards, including stock options, performance shares, performance units, stock appreciation rights, restricted shares, and deferred shares.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, that requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of earnings. The compensation expense is recognized over the requisite service period based on fair values measured on grant dates.

At the beginning of fiscal 2006, we adopted SFAS 123(R) using the modified prospective method, as permitted under SFAS 123(R), and as such, prior periods have not been restated. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, are recognized as service is rendered after the effective date. In accordance with SFAS 123(R), we recorded stock-based compensation expense for the cost of stock options and restricted stock (together, "stock-based awards"). Stock-based compensation expense for the three months ended September 30, 2006 and 2005 was $141 thousand and $42 thousand ($83 thousand and $18 thousand after tax), respectively. The expense for the three months ended September 30, 2006 was recorded in the statement of earnings as follows: $100 thousand in SG&A, $34 thousand in R&D and $7 thousand in cost of sales.

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

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year contractual term. Expected volatility was based on historical volatility for a period equal to the stock option's expected life and calculated on a daily basis.

	Three Months Ended September 30,

	2006	2005

Expected dividend yield	4.04%	3.91%
Expected volatility	28%	30%
Risk-free interest rate	4.55%	4.07%
Expected life (in years)	4.8	4.9

Back to Index

Datascope Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except per share data)

7. Stock-Based Awards (Continued)

Changes in our stock options for the three months ended September 30, 2006 were as follows:

	Number of Options	Weighted Average Exercise Price

Options outstanding, beginning of year	2,040,626	$32.47
Granted	74,000	32.77
Exercised	(8,550)	21.35
Forfeited/Expired	(52,300)	36.05

Options outstanding, end of period	2,053,776	$32.43

Options exercisable, end of period	1,841,576	$32.19

We generally issue shares for the exercise of stock options from unissued reserved shares.

The weighted average remaining contractual term was approximately 6.2 years for stock options outstanding and approximately 5.8 years for stock options exercisable as of September 30, 2006. The weighted average fair value of options granted was $6.78 per share in the three months ended September 30, 2006.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $5.9 million for stock options outstanding and $5.7 million for stock options exercisable as of September 30, 2006. The total intrinsic value for stock options exercised in the three months ended September 30, 2006 was approximately $0.1 million.

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of our stock-based awards was approximately $1.7 million and is expected to be recognized over a weighted-average period of approximately 3 years.

The amount of cash received from the exercise of stock options was approximately $182 thousand and the related tax benefit was approximately $35 thousand in the three months ended September 30, 2006.

Restricted Stock

The 2005 Equity Incentive Plan ("2005 Plan") also provides for grants of restricted stock. We granted 13,937 shares of restricted stock to an officer during the third quarter of fiscal 2006, which remained outstanding at September 30, 2006. The restricted stock award vests three years from the date of grant. The fair value of the restricted stock award of $0.5 million is being amortized to expense over the vesting period. The total fair value of the restricted stock award was based on the average market price of our common stock at the date of grant. Stock-based compensation expense related to this award in the three months ended September 30, 2006 was $44 thousand. The weighted average remaining contractual life for the grant of 13,937 restricted shares is approximately 2.2 years.

Back to Index

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

The components of net pension expense of our U.S. and international defined benefit pension plans and the SERPs include the following:

	Three Months Ended September 30,

	2006	2005	2006	2005

	U.S. and International		SERPs

Service cost	$720	$924	$124	$100
Interest cost	1,034	1,060	213	215
Expected return on assets	(923)	(949)	—	—
Amortization of:
Net loss	95	333	2	6
Unrecognized prior service cost	3	4	(18)	(19)

Net pension expense	$929	$1,372	$321	$302

Employer contributions	$1,100	$1,500

9. Acquired Intangible Assets

The following is a summary of our intangible assets.

	Sept 30, 2006	June 30, 2006

Purchased technology and licenses, gross	$22,001	$21,941
Accumulated amortization	(1,712)	(1,476)

Purchased technology and licenses, net	$20,289	$20,465

The balances in purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture-based vascular closure device, Rex Medical, LP for the ProLumen™ thrombectomy device, Ethicon for the ClearGlide endoscopic vessel harvesting device and a license for the manufacture of our Anestar anesthesia delivery systems.

Amortization expense for the three months ended September 30, 2006 and 2005 was $236 thousand and $205 thousand, respectively.

At September 30, 2006, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.7 million for the remaining nine months of fiscal 2007, and $1.0 million, $1.1 million, $1.8 million and $2.2 million for fiscal years 2008, 2009, 2010 and 2011, respectively. The weighted average amortization period for these intangible assets is approximately 11 years.

Goodwill

Goodwill as of September 30, 2006 and 2005 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the three months ended September 30, 2006. Of the $4.1 million in goodwill, $1.8 million is in the Interventional Products / Vascular Grafts segment and $2.3 million is in Genisphere in Corporate and Other.

Back to Index

Datascope Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except per share data)

10. Commitments and Contingencies

Legal Proceedings

We are subject to certain legal actions, including product liability matters, arising in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability for product liability litigation. In accordance with accounting principles generally accepted in the United States of America we accrue for legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

As noted in our Form 10-K for the fiscal year ended June 30, 2006, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company's ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has begun. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming the Company’s ProLumen device infringes the claims of this patent. The parties have agreed that this matter should be consolidated with the first case and are preparing the necessary document to accomplish this. As with the first two patents, the Company believes that it has meritorious defenses to such claims and intends to defend this action vigorously.

Credit Arrangements

At September 30, 2006, we had available unsecured lines of credit totaling $99.4 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $24.0 million expires in November 2006, $25.0 million expires in January 2007 and $25.0 million expires in March 2007. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.4 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.

Other Contingencies

Pursuant to agreements with X-Site Medical, LLC and Rex Medical LP, we have contingent commitments to make additional payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable.

11. Dividends and Stock Repurchase Program

On September 12, 2006, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both paid on October 6, 2006 to stockholders of record as of September 28, 2006. In addition, the Board approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company. During the quarter ended September 30, 2006, we purchased approximately 56 thousand shares at a cost of $1.7 million. The regular quarterly dividend of $0.07 per share for the first quarter of fiscal 2006 was paid on October 6, 2005 to shareholders of record as of September 28, 2005.

Back to Index

Datascope Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands except per share data)

12. Income Taxes

In the first quarter of fiscal 2007, the consolidated effective tax rate was 32.8% compared to 26.6% in the first quarter last year. The higher tax rate in fiscal 2007 is primarily attributable to the incremental phase-out of the extraterritorial income exclusion, and the expiration of the U.S. Research Credit which expired on December 31, 2005. In addition, last year’s first quarter included the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $0.8 million gain on sale of realty. Our effective tax rate could be impacted by changes in the geographic mix of our earnings.

13. Subsequent Events

On October 19, 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (IP) business by the end of fiscal 2007.

We will continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal® and On-Site™, until the close of fiscal year 2007. Our Cardiac Assist direct sales force, augmented by a portion of the IP sales force, will sell the Safeguard™ manual compression assist device. We will continue to supply the ProLumen™ and ProGuide™ products for the interventional radiology market while we explore opportunities for the sale or independent distribution of these products. We expect to complete the redesign and Pre-market Approval Supplement submission of the X-Site® vascular closure device and seek the sale or independent distribution of this device as well. We also plan to seek a buyer for the On-Site and VasoSeal product lines.

Most of the IP employees will leave the Company by the end of the second quarter of fiscal 2007. We expect to record a pretax charge in the second quarter of fiscal 2007 in the range of $3.7 to $4.0 million for severance and other employee-related termination benefits. We are still in the process of determining what write-offs, if any, would be applicable to the IP assets comprising purchased technology, inventory, and property and equipment. We are also assessing any potential charge for purchase commitments and contract termination costs related to the IP business.

We also announced a plan to reduce operating expenses in our Patient Monitoring division through the elimination of approximately 26 positions. As a consequence, we expect to record a pretax charge for severance and other employee-related termination benefits in the second quarter of fiscal 2007 of approximately $0.5 million.

Back to Index

Datascope Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. We have aggregated our product lines into two reportable segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. The Cardiac Assist / Monitoring Products segment accounted for 86% of total sales in fiscal 2006 and in the first quarter of fiscal 2007. Our products are sold worldwide by direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.

We believe that customers, primarily hospitals and other medical institutions, choose among competing products on the basis of product performance, features, price and service. In general, we believe price has become an important factor in hospital purchasing decisions because of pressure to cut costs, primarily in the Patient Monitoring business. These pressures on hospitals result from Federal and state regulations that limit reimbursement for services provided to Medicare and Medicaid patients. There are also cost containment pressures on healthcare systems outside the United States, particularly in certain European countries. Many companies, some of which are substantially larger than us, are engaged in manufacturing competing products. Our products are generally not affected by economic cycles.

Our sales growth depends in part upon the successful development and marketing of new products. We have continued to invest in research and development (R&D). Our growth strategy includes selective acquisitions of products and technologies from other companies. During the past two years we have made investments in several new technologies, including the ClearGlide® endoscopic vessel harvesting (“EVH”) product. We are committed to improving our operating margins through increasing the efficiency of our manufacturing operations and cost containment programs.

In January 2006, we acquired the assets and technology of Ethicon’s ClearGlide endoscopic vessel harvesting product line. Ethicon is a Johnson & Johnson company. Endoscopic vessel harvesting devices enable less-invasive techniques for the harvesting of suitable vessels for use in coronary artery bypass grafting. The vessel harvesting product line was integrated into the Cardiac Assist business, which markets its products to cardiac surgeons who perform coronary bypass graft surgery.

On October 19, 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (IP) business by the end of fiscal 2007. Although our On-Site™ next generation vascular closure device had gained some traction in the market with a relatively small sales force, we were not prepared to accept the current level of expenses of the IP business, nor make the additional investment in distribution needed to move the business ahead more quickly.

Under the IP exit plan, we will continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal® and On-Site, until the close of fiscal year 2007. The Cardiac Assist direct sales force, augmented by a portion of the IP sales force, will sell

Back to Index

the Safeguard™ manual compression assist device. We will continue to supply the ProLumen™ and ProGuide™ products for the interventional radiology market while we explore opportunities for the sale or independent distribution of these products. We expect to complete the redesign and Pre-market Approval (PMA) Supplement submission of the X-Site® vascular closure device and seek the sale or independent distribution of this device as well. We also plan to seek a buyer for the On-Site and VasoSeal product lines. Most of the IP employees will leave the Company by the end of the second quarter of fiscal 2007 and we expect to record a pretax charge in the second quarter of fiscal 2007 in the range of $3.7 to $4.0 million for severance and other employee-related termination benefits.

Additionally, management approved a plan to reduce expenses in the Patient Monitoring Division through the reduction of approximately 26 positions in the second quarter of fiscal 2007. As a consequence, we expect to record a pretax charge for severance and other employee-related termination benefits in the second quarter of fiscal 2007 of approximately $0.5 million.

Our financial position continued strong at the end of September 2006. Cash and marketable investments were $72.7 million compared to $69.9 million at June 30, 2006.

Results of Operations

Net Sales

Net sales were $87.2 million in the first quarter of fiscal 2007, a decrease of 1% compared to $88.3 million last year. Favorable foreign exchange translation, as a result of the weaker United States dollar relative to the Euro and the British Pound, increased sales by $0.7 million in the first quarter of fiscal 2007.

Sales in the United States were $53.9 million in the first quarter of fiscal 2007, compared to $56.0 million for the corresponding period last year, with the decrease attributable to reduced sales in all businesses except Cardiac Assist.

Sales in international markets grew to $33.3 million in the first quarter of fiscal 2007 compared to $32.3 million last year with the increase in Cardiac Assist.

Sales of the Cardiac Assist / Monitoring Products segment were $75.3 million in the first quarter of fiscal 2007 compared to $74.2 million last year.

Sales of Cardiac Assist products in the first quarter of fiscal 2007 increased 12% year-over-year to $41.0 million. The increase was due to higher sales of balloon pumps and ClearGlide endoscopic vessel harvesting products, acquired in January 2006. Increased sales of balloon pumps, principally the CS100® automatic pump, reflect continued strong international demand and the combination of slightly higher average selling prices and a favorable product mix in the United States. Unit shipments of balloon pumps outside of the United States grew 23% in the first quarter of fiscal 2007 compared to last year. Worldwide sales of intra-aortic balloons were flat in the first quarter. Favorable foreign exchange translation contributed $0.3 million to Cardiac Assist sales in the first quarter of fiscal 2007.

Back to Index

Sales of Patient Monitoring (PM) products were $34.3 million, 9% below the first quarter of fiscal 2006. The decrease reflects the inclusion in last year’s first quarter of approximately $2.0 million of Panorama™ system sales that were planned to ship in the fourth quarter of fiscal 2005, lower shipments of Panorama systems and bedside monitors (11%) and continued competitive pressure on pricing (6%), partially offset by higher sales of reconditioned equipment and favorable foreign exchange translation of $0.2 million.

Lower sales of Panorama systems resulted primarily from fewer conversions by hospitals to the Wireless Medical Telemetry Service (WMTS) bands from older VHF and UHF telemetry bands dedicated to medical use. These bands became available for non-medical use at the start of calendar 2006, accelerating demand for WMTS systems to replace the older systems. We believe that replacement demand for Panorama WMTS systems is likely to continue soft near-term. However, quote volume for Panorama systems with hard-wired bedside monitors, particularly in the first quarter of fiscal 2007, suggests that this market segment is likely to strengthen.

During the first fiscal quarter of fiscal 2007, we launched our Panorama Gateway in the United States. The Panorama Gateway interfaces our Panorama central monitoring system, as well as stand-alone bedside monitors, to a Hospital Information System/Clinical Information System (HIS/CIS). Our current and potential customers have been seeking an HIS/CIS interface, and the Panorama Gateway provides a new opportunity for increased sales to our installed customer base.

Sales of the Interventional Products / Vascular Grafts segment were $11.6 million in the first quarter compared to $13.7 million last year.

Sales of Interventional Products in the first quarter of fiscal 2007 were $4.7 million, down 26% from last year. The decline was due to a 33% decline in sales of vascular closure products, comprising principally VasoSeal and On-Site. Non-closure product sales declined 11% compared to last year, as sales of our Safeguard manual compression assist device grew 10%, offset by reduced sales of the ProLumen and ProGuide interventional radiology products.

As noted above, on October 19, 2006, management announced a plan to exit the vascular closure market and phase out the interventional products business by the end of fiscal 2007 (see Subsequent Events below).

Sales of InterVascular products in the first quarter of fiscal 2007 declined 6% year-over-year to $6.9 million. Sales in the first quarter last year included large stocking shipments to InterVascular’s exclusive distributor in the United States. Unit sales to hospitals in the United States continued to show a favorable trend compared to last year, and absent the large stocking shipments last year, InterVascular’s sales grew in the United States. International sales increased 1%, attributable to favorable foreign exchange translation of $0.2 million, partially offset by lower sales attributable to the emergence of less-invasive therapies and competitive pricing pressure in the European markets.

Sales of Genisphere products were $0.3 million in the first quarter of fiscal 2007, compared to $0.4 million last year.

Back to Index

Gross Profit (Net Sales Less Cost of Sales)

Gross profit decreased $0.8 million or 2% in the first quarter of 2007, as a result of decreased sales in all businesses except Cardiac Assist. Gross margin was 57.2% compared to 57.4% in the same period last year, with the decrease of 0.2 percentage points largely due to a lower gross margin in Patient Monitoring primarily as a result of competitive pressure on prices, and a less favorable sales mix as a result of lower sales of higher margin VasoSeal devices ($2.2 million) and lower sales of intra-aortic balloons (7 percentage points) as a percentage of total Cardiac Assist sales.

Research and Development Expense (R&D)

R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $8.7 million in the first quarter of fiscal 2007, equivalent to 9.9% of sales compared to $8.8 million, or 9.9% of sales for the same period last year. R&D including software capitalization increased to 11.4% of sales in the first quarter of fiscal 2007 compared to 10.6% for the same period last year. We anticipate this upward trend in total R&D spending throughout fiscal 2007 as we continue to support our healthy product pipeline and existing products.

R&D expense for the Cardiac Assist / Monitoring Products segment increased $0.2 million or 3% to $6.0 million in the first quarter compared to $5.8 million last year. The increase was primarily due to increased expenses associated with new product development projects ($0.9 million), partially offset by higher software development costs capitalized for patient monitors in the first quarter this year, which reduced R&D expenses compared to the prior year ($0.7 million).

R&D expense for the Interventional Products / Vascular Grafts segment decreased $0.2 million or 10% to $2.0 million in the first quarter of fiscal 2007 compared to $2.2 million last year. The decrease was attributable to higher expense incurred last year for development of the On-Site and X-Site vascular closure devices.

The balance of consolidated R&D is in Corporate and Other and amounted to $0.7 million in the first quarter of fiscal 2007 unchanged from the first quarter last year. Corporate and Other R&D includes corporate design and regulatory and Genisphere R&D expenses.

Selling, General & Administrative Expense (SG&A)

Total SG&A expense increased 2% to $35.1 million in the first quarter of fiscal 2007, or 40.2% of sales, compared to $34.3 million, or 38.8% of sales, last year. Selling expenses, which comprise selling, marketing and clinical support costs, increased 4% compared to the same quarter last year. General and administrative expense was unchanged from the first quarter last year.

SG&A expense for the Cardiac Assist / Monitoring Products segment increased $2.5 million or 10% to $27.1 million in the first quarter of fiscal 2007, primarily attributable to the addition of selling and clinical expenses for the EVH business acquired in January 2006.

SG&A expense for the Interventional Products / Vascular Grafts segment decreased $0.3 million or 3% to $9.0 million in the first quarter of fiscal 2007, due primarily to the workforce reduction in the Interventional Products Division in the second quarter of fiscal 2006. Segment SG&A expense includes fixed corporate G&A charges.

Back to Index

Gain on Sale of Realty

In the first quarter of fiscal 2006, we recorded a pretax gain of $0.8 million on the sale of an unused facility in Vaals, the Netherlands.

Interest Income

Interest income of $0.7 million in the first quarter of fiscal 2007 increased $0.2 million compared to the same period last year, attributable to an increase in the average yield (3.9% to 4.8%) and an increase in the average portfolio ($50.5 million to $61.6 million).

Other, Net

Other, net of $0.1 million decreased $0.6 million in the first quarter of fiscal 2007. The first quarter last year reflected an impairment loss of approximately $0.6 million related to the write-down of marketable investments that were to be liquidated during fiscal 2006 as part of the planned repatriation of foreign earnings of approximately $30 million.

Income Taxes

In the first quarter of fiscal 2007, the consolidated effective tax rate was 32.8% compared to 26.6% in the first quarter last year. The higher tax rate in fiscal 2007 was primarily attributable to the incremental phase-out of the extraterritorial income exclusion and the expiration of the U.S. Research Credit, which expired on December 31, 2005. In addition, last year’s first quarter included the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $0.8 million gain on sale of realty. Our effective tax rate could be impacted by changes in the geographic mix of our earnings.

Net Earnings

Net earnings were $4.5 million or $0.29 per diluted share in the first quarter of fiscal 2007 compared to $6.1 million or $0.40 per diluted share last year. The lower earnings in the first quarter of fiscal 2007 were primarily attributable to reduced earnings in the Cardiac Assist / Monitoring Products segment, an increased loss in the Interventional Products / Vascular Grafts segment and a higher tax rate in the first quarter this year. In addition, earnings last year included the gain on the sale of realty of $0.8 million, or $0.05 per diluted share.

Subsequent Events

On October 19, 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (IP) business by the end of fiscal 2007. Although our On-Site next generation vascular closure device had gained some traction in the market with a relatively small sales force, we were not prepared to accept the current level of expenses of the IP business, nor make the additional investment in distribution needed to move the business ahead more quickly.

We will continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal and On-Site, until the close of fiscal year 2007. Our Cardiac Assist direct sales force, augmented by a portion of the IP sales force, will sell the Safeguard manual compression assist device. We will continue to supply the ProLumen and ProGuide products for the interventional radiology market while we explore opportunities for the sale or independent distribution of these products. We expect to complete the redesign and PMA Supplement submission of the X-Site vascular closure device and seek the sale or independent distribution of this device as well. We also plan to seek a buyer for the On-Site and VasoSeal products.

Back to Index

Most of the IP employees will leave the Company by the end of the second quarter of fiscal 2007. We expect to record a pretax charge in the second quarter of fiscal 2007 in the range of $3.7 to $4.0 million for severance and other employee-related termination benefits. We are still in the process of determining what write-offs, if any, would be applicable to the IP assets comprising purchased technology, inventory, and property and equipment. We are also assessing any potential charge for purchase commitments and contract termination costs related to the IP business.

We also announced a plan to reduce operating expenses in our Patient Monitoring division through the elimination of approximately 26 positions. As a consequence, we expect to record a pretax charge for severance and other employee-related termination benefits in the second quarter of fiscal 2007 of approximately $0.5 million.

The combination of the IP exit and PM workforce reduction is estimated to save $17 million of costs annually, $15 million of which will take effect at the start of the fiscal third quarter, with the balance of $2 million taking effect at the start of fiscal 2008.

Liquidity and Capital Resources

We consider our cash and cash equivalents, short-term investments and available unsecured lines of credit to be our principal sources of liquidity.

Cash and cash equivalents and short-term investments at September 30, 2006 were $55.1 million compared to $52.6 million at June 30, 2006. Long-term investments were $22.6 million at September 30, 2006 compared to $22.3 million at June 30, 2006.

In the first quarter of fiscal 2007, we provided $8.3 million of net cash from operating activities compared to $9.3 million last year. The decrease was primarily due to the lower net earnings.

We used a net $2.9 million of cash from investing activities. Net sales and maturities of investments yielded $27.4 million of cash. These proceeds were spent on $26.8 million of investment purchases, $1.6 million of capital and technology and $1.9 million of capitalized software.

We used $2.6 million of net cash from financing activities. We paid $1.7 million for share repurchases and $1.1 million in dividends, comprising a quarterly dividend of $0.07 per share. Financing cash outlays were partially funded by $0.2 million of proceeds from the exercise of stock options.

At September 30, 2006, we had available unsecured lines of credit totaling $99.4 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $24.0 million expires in November 2006, $25.0 million expires in January 2007 and $25 million expires in March 2007. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.4 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.

On September 12, 2006, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both payable on October 6, 2006 to stockholders of record as of September 28, 2006. In addition, the Board approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company. During the quarter ended September 30, 2006, we purchased approximately 56 thousand shares at a cost of $1.7 million.

We believe that our existing cash and investment balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working

Back to Index

capital, capital and investment needs. The moderate rate of current United States inflation has not significantly affected the Company.

Information Concerning Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control, including the risk that the workforce reductions at the Interventional Products and Patient Monitoring Divisions may not produce the full amount of cost savings projected, that quote volume for Panorama systems with hard-wired bedside monitors, particularly in the first quarter of fiscal 2007, will not lead to a strengthening of this market segment, that Panorama Gateway will not provide new opportunities for increased sales to the Company’s installed customer base, and that the redesign and PMA submission of the X-Site vascular closure device will not be completed and that market conditions may change, particularly as the result of competitive activity in the markets served by the Company. Additional risks include the Company’s dependence on certain unaffiliated suppliers (including single source manufacturers) for patient monitoring, cardiac assist and interventional products, continued demand for the Company’s products, rapid and significant changes that generally characterize the medical device industry and the ability to continue to respond to such changes and the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We regularly evaluate our estimates and assumptions on an on-going basis and adjust as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies include Revenue Recognition, Allowance for Doubtful Accounts, Inventory Valuation, Income Taxes and Pension Plan Actuarial Assumptions, as disclosed in our Form 10-K for the fiscal year ended June 30, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008 beginning July 1, 2007). We are currently evaluating the impact of adopting FIN 48.

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines “fair value” as: the price that would be

Back to Index

received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007 (effective for our fiscal year beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 157.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) an amendment to SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to fully recognize an asset or liability for the overfunded or the underfunded status of their benefit plans in financial statements. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The benefit obligation is measured as the projected benefit obligation (PBO) for pension plans and as the accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans. SFAS 158 does not affect how an entity computes its benefit expense recognized in the income statement. SFAS 158 postpones until our fiscal year ending June 30, 2009 the requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. The standard provides two ways for companies to make the measurement-date transition. SFAS 158 also includes additional disclosures in an entity’s annual financial statements. SFAS 158 is effective for years ending after December 15, 2006 (effective for our fiscal year ending June 30, 2007). At June 30, 2006, we had a PBO that was approximately $6 million higher than the fair value of the U.S. and International defined pension plan assets. The SERP plans had a PBO of approximately $16 million at June 30, 2006. There are no assets in the SERP plans. We cannot project the impact to our balance sheet at the adoption date of June 30, 2007 because the PBO and plan assets are dependent on a number of factors that cannot be accurately predicted at this time.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006 (our fiscal year 2007). We are currently evaluating the impact of SAB 108, but do not expect that its adoption will have a material effect on our financial statements.

Back to Index

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

None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three-month periods ended September 30, 2006 and 2005.

As of September 30, 2006, we had a notional amount of $11.7 million of foreign exchange forward contracts outstanding, denominated in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Disclosure Committee and Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Index

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

As noted in our Form 10-K for the fiscal year ended June 30, 2006, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint, in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company’s ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has begun. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming the Company’s ProLumen device infringes the claims of this patent. The parties have agreed that this matter should be consolidated with the first case and are preparing the necessary document to accomplish this. As with the first two patents, the Company believes that it has meritorious defenses to such claims and intends to defend this action vigorously.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on repurchases by the Company of its common stock during the first quarter of fiscal year 2007.

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Total Value of Shares that May Yet Be Purchased Under the Programs ($ 000’s)

07/01/06 - 07/31/06	—	$—	—	$4,681
08/01/06 - 08/31/06	55,716	30.82	55,716	2,963
09/01/06 - 09/30/06	—	—	—	42,963	(A)

Total	55,716	$30.82	55,716	$42,963

(A)

The increase in the value of shares that may yet be purchased reflects an additional $40 million share repurchase program approved by the Board of Directors on September 12, 2006. The previous program was also for $40 million and was announced on May 16, 2001. There is no expiration date on the current programs.

Back to Index

Item 5.	Other Information

Reports on Form 8-K

During the quarter for which this report on Form 10-Q is filed, the Registrant filed the following Forms 8-K:

•

September 15, 2006, pertaining to the announcement of a long-term incentive plan, a management incentive plan, a share repurchase program authorizing an additional $40 million for future purchases of common stock of the Company and the regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, payable on October 6, 2006 to stockholders of record as of September 28, 2006

•	August 9, 2006 pertaining to the Earnings Release of Datascope Corp. dated August 8, 2006
Item 6.	Exhibits
31.1	Certification of Principal Executive Officer Regarding Facts and Circumstances Relating to Quarterly Reports
31.2	Certification of Principal Financial Officer Regarding Facts and Circumstances Relating to Quarterly Reports
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Index

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

Dated: November 9, 2006