Form 10-Q
period 2006-12-31
DATASCOPE CORP
filed 2007-03-02
CIK 27096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-06516

DATASCOPE CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2529596

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Philips Parkway, Montvale, New Jersey	07645-9998

(Address of principal executive offices)	(Zip Code)
(201) 391-8100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
Number of Shares of Company’s Common Stock outstanding as of February 28, 2007: 15,255,280.

Datascope Corp.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
Datascope Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,	June 30,
	2006	2006
	(Unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$10,470	$9,479
Short-term investments	30,986	43,147
Accounts receivable less allowance for doubtful accounts of $2,425 and $2,301	76,345	78,133
Inventories	60,858	58,759
Prepaid income taxes	2,091	3,233
Prepaid expenses and other current assets	15,342	13,907
Current deferred taxes	6,652	6,522

Total current assets	202,744	213,180

Property, plant and equipment, net of accumulated depreciation of $95,171 and $90,928	83,427	85,460
Long-term investments	22,572	22,297
Intangible assets, net	20,152	20,465
Goodwill	4,065	4,065
Other assets	32,389	30,213

	$365,349	$375,680

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,005	$20,071
Dividends payable	1,524	1,069
Accrued expenses	16,606	14,584
Accrued compensation	12,959	16,234
Deferred revenue	3,450	3,675

Total current liabilities	53,544	55,633

Other liabilities	27,035	26,309

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $0.01 per share:
Authorized, 45,000 shares;
Issued, 18,762 and 18,721 shares	188	187
Additional paid-in capital	105,234	103,728
Treasury stock at cost, 3,521 and 3,465 shares	(107,037)	(105,319)
Retained earnings	289,303	299,255
Accumulated other comprehensive loss:
Cumulative translation adjustments	(332)	(1,300)
Minimum pension liability adjustments	(2,437)	(2,437)
Unrealized loss on available-for-sale securities	(149)	(376)

Total stockholders’ equity	284,770	293,738

	$365,349	$375,680

(a) Derived from audited consolidated financial statements.
See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$182,800	$180,800	$95,600	$92,500
Cost of sales	80,411	80,110	43,069	42,490

Gross profit	102,389	100,690	52,531	50,010

Operating expenses:
Research and development expenses	17,197	18,146	8,543	9,381
Selling, general and administrative expenses	69,930	68,947	34,866	34,655
Special items	7,309	(810)	7,309	—

	94,436	86,283	50,718	44,036

Operating earnings	7,953	14,407	1,813	5,974

Other (income) expense:
Interest income	(1,341)	(1,093)	(613)	(548)
Interest expense	65	93	36	35
Dividend income	(196)	—	(196)	—
Gain on sale of investment	(1,273)	—	(1,273)	—
Other, net	224	1,071	131	402

	(2,521)	71	(1,915)	(111)

Earnings before income taxes	10,474	14,336	3,728	6,085

Income taxes	2,606	3,829	393	1,634

Net earnings	$7,868	$10,507	$3,335	$4,451

Earnings per share, basic	$0.52	$0.71	$0.22	$0.30

Weighted average number of common shares outstanding, basic	15,213	14,816	15,205	14,834

Earnings per share, diluted	$0.51	$0.69	$0.22	$0.29

Weighted average number of common shares outstanding, diluted	15,472	15,140	15,488	15,162

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Operating Activities:
Net Earnings	$7,868	$10,507
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,602	7,642
Amortization	2,936	2,574
Provision for supplemental pension	642	604
Provision for losses on accounts receivable	184	363
Cash surrender value of officers life insurance	(192)	(192)
Gain on sale of realty	—	(810)
Realized (gain) loss on sale of investments	(1,273)	853
Stock-based compensation expense	360	88
Excess tax benefits from stock-based compensation	(93)	(178)
Deferred income tax (benefit)	493	(785)
Special charges asset write-offs	365	1,614
Changes in assets and liabilities:
Accounts receivable	2,348	(2,867)
Inventories	(4,345)	(6,520)
Prepaid expenses and other assets	413	3,497
Accounts payable	(1,188)	(401)
Income taxes payable	—	882
Accrued and other liabilities	(2,159)	(4,182)

Net cash provided by operating activities	13,961	12,689

Investing Activities:
Capital expenditures	(2,673)	(2,830)
Proceeds from asset sales	—	1,155
Purchases of investments	(52,221)	(29,353)
Proceeds from investment maturities	47,237	1,324
Proceeds from investment sales	17,766	28,065
Capitalized software	(4,005)	(1,898)
Purchased technology and licenses	(109)	(196)

Net cash provided by (used in) investing activities	5,995	(3,733)

Financing Activities:
Repayments of short-term borrowings	—	(4,000)
Exercise of stock options	947	2,572
Treasury shares acquired under repurchase programs	(1,718)	(144)
Excess tax benefits from stock-based compensation	93	178
Cash dividends paid	(17,364)	(2,074)
Guaranteed milestone payment	(500)	—

Net cash used in financing activities	(18,542)	(3,469)

Effect of exchange rates on cash	(423)	46

Increase in cash and cash equivalents	991	5,533
Cash and cash equivalents, beginning of period	9,479	12,188

Cash and cash equivalents, end of period	$10,470	$17,721

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes paid	$4,324	$2,903

Income taxes refunded	$3,526	$689

Non-cash investing and financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$2,992	$3,068

Dividends declared, not paid	$1,526	$15,932

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. The presentation of certain prior year information has been reclassified to conform with the current year presentation. The statement of cash flows for the six months ended December 31, 2005 includes an adjustment of $853 thousand from investing activities to operating activities due to a correction of an error related to the classification of a loss on sale of investments in fiscal 2006 that was not considered material.
Preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008 beginning July 1, 2007). We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to fully recognize an asset or liability for the overfunded or the underfunded status of their benefit plans in the financial statements. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The benefit obligation is measured as the projected benefit obligation (PBO) for pension plans and as the accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans. SFAS 158 does not affect how an entity computes its benefit expense recognized in the income statement. SFAS 158 postpones until our fiscal year ending June 30, 2009 the requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. The standard provides two ways for companies to make the measurement-date transition. SFAS 158 also includes additional disclosures in an entity’s annual financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006 (our current fiscal year ending June 30, 2007). At June 30, 2006, we had a PBO that was approximately $6 million higher than the fair value of the U.S. and International defined pension plan assets. The supplemental executive retirement plans (SERPs) had a PBO of approximately $16 million at June 30, 2006. There are no assets in the SERPs. We cannot project the impact to our balance sheet at the adoption date of June 30, 2007 because the PBO and plan assets are dependent on a number of factors that cannot be accurately predicted at this time.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006 (our current fiscal year ending June 30, 2007). We are currently evaluating the impact of SAB 108, which we will adopt in the fourth quarter of fiscal 2007. During the second quarter we identified a prior year misstatement that we consider to be immaterial under our current approach for evaluating the materiality of a misstatement. However, upon adoption of SAB 108 this misstatement will be considered material to the financial statements and will be corrected upon adoption during the fourth quarter through a cumulative effect adjustment impacting beginning retained earnings and cumulative translation adjustments as of the beginning of fiscal 2007. The misstatement relates to a cumulative translation adjustment of approximately $1.1 million that was not written-off in fiscal 2002 when a European subsidiary was closed as part of a restructuring. This adjustment will have no impact on consolidated stockholders’ equity.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement provides an option to report selected financial assets and liabilities at fair value. In addition, SFAS 159 establishes presentation and disclosure requirements for those assets and liabilities which the registrant has chosen to measure at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
2. Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

	December 31,	June 30,
	2006	2006
Materials	$24,760	$24,408
Work in process	11,255	12,582
Finished goods	24,843	21,769

	$60,858	$58,759

3. Stockholders’ Equity
Changes in the components of stockholders’ equity for the six months ended December 31, 2006 were as follows:

Net earnings	$7,868
Foreign currency translation gain	968
Common stock and additional paid-in capital effects of stock option activity	1,507
Cash dividends declared on common stock	(17,820)
Purchases under stock repurchase plans	(1,718)
Unrealized gain on available-for-sale securities	227

Total decrease in stockholders’ equity	$(8,968)

4. Earnings Per Share
The computation of basic and diluted earnings per share for the three and six months ended December 31, 2006 and 2005 is shown below.

	Six Months Ended		Three Months Ended
	12/31/06	12/31/05	12/31/06	12/31/05
Net earnings	$7,868	$10,507	$3,335	$4,451

Weighted average shares outstanding for basic earnings per share	15,213	14,816	15,205	14,834
Effect of dilutive employee stock awards	259	324	283	328

Weighted average shares outstanding for diluted earnings per share	15,472	15,140	15,488	15,162

Basic earnings per share	$0.52	$0.71	$0.22	$0.30

Diluted earnings per share	$0.51	$0.69	$0.22	$0.29

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
4. Earnings Per Share (Continued)
Common shares related to options outstanding under our stock option plans amounting to 826 thousand and 758 thousand shares for the six months ended December 31, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive. For the three months ended December 31, 2006 and 2005, 829 thousand and 759 thousand shares, respectively, were excluded from the calculation for the same reason.
5. Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2006 and 2005 is shown below.

	Six Months Ended		Three Months Ended
	12/31/06	12/31/05	12/31/06	12/31/05
Net earnings	$7,868	$10,507	$3,335	$4,451
Foreign currency translation gain (loss)	968	(866)	1,153	(532)
Unrealized gain (loss) on available-for-sale securities, net of tax	227	25	(39)	23

Total comprehensive income	$9,063	$9,666	$4,449	$3,942

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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
6. Segment Information (Continued)

	Cardiac	Interventional
	Assist /	Products /	Corporate
	Monitoring	Vascular	And
	Products	Grafts	Other	Consolidated
Six months ended December 31, 2006
Net sales to external customers	$159,281	$22,942	$577	$182,800

Operating earnings (loss)	$17,222	$(10,389)	$1,120	$7,953

Six months ended December 31, 2005
Net sales to external customers	$153,511	$26,420	$869	$180,800

Operating earnings (loss)	$22,713	$(7,546)	$(760)	$14,407

Three months ended December 31, 2006
Net sales to external customers	$83,996	$11,356	$248	$95,600

Operating earnings (loss)	$8,373	$(7,259)	$699	$1,813

Three months ended December 31, 2005
Net sales to external customers	$79,333	$12,758	$409	$92,500

Operating earnings (loss)	$12,109	$(5,514)	$(621)	$5,974

	Six Months Ended		Three Months Ended
	12/31/06	12/31/05	12/31/06	12/31/05
Reconciliation to consolidated earnings before income taxes:
Consolidated operating earnings	$7,953	$14,407	$1,813	$5,974
Interest income, net	(1,276)	(1,000)	(577)	(513)
Dividend income	(196)	—	(196)	—
Gain on sale of investment	(1,273)	—	(1,273)	—
Other, net	224	1,071	131	402

Consolidated earnings before income taxes	$10,474	$14,336	$3,728	$6,085

Operating earnings within Cardiac Assist / Monitoring Products for the three and six months ended December 31, 2006 includes special charges of $2.0 million related to the workforce reductions in the Patient Monitoring Division and the European sales organization.
Operating loss within Interventional Products / Vascular Grafts for the three and six months ended December 31, 2006 includes special charges of $5.3 million related to the plan to exit the vascular closure market and phase out the Interventional Products business and the workforce reductions in the European sales organization. Operating loss for the three and six months ended December 31, 2005 includes a special charge of $2.7 million related to the postponement of the X-Site® vascular closure device in the United States.
Operating loss within Corporate and Other for the six months ended December 31, 2005 includes the gain on sale of an unused facility of $0.8 million. Net sales of life science products are included within Corporate and Other. Assets within Corporate and Other were $93.2 million at December 31, 2006 compared to $107.3 million at June 30, 2006, with the decrease primarily due to investments sold to fund the special dividend paid on October 6, 2006. Segment SG&A expenses include fixed corporate G&A charges.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards
We maintain the following equity incentive plans: the 2005 Equity Incentive Plan, the Amended and Restated 1995 Employee Stock Option Plan, a stock option plan for non-employee directors and option agreements with certain consultants.
The 2005 Equity Incentive Plan (2005 Plan), approved by the stockholders in December 2005, authorized 1,200,000 shares covering several different types of awards, including stock options, performance shares, performance units, stock appreciation rights, restricted shares and deferred shares.
In December 2004, the FASB issued SFAS No.123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of earnings. The compensation expense is recognized over the requisite period based on fair values measured on grant dates.
At the beginning of fiscal 2006, we adopted SFAS 123(R) using the modified prospective method, as permitted under
SFAS 123(R), and as such, prior periods have not been restated. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, are recognized as service is rendered after the effective date. In accordance with SFAS 123(R), we recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “stock-based awards”). Stock-based compensation expense for the six months ended December 31, 2006 and 2005 was $360 thousand and $88 thousand ($213 thousand and $52 thousand after tax), respectively. Stock-based compensation expense for the three months ended December 31, 2006 and 2005 was $189 thousand and $46 thousand ($112 thousand and $28 thousand after tax), respectively. The pretax stock-based compensation expense for the six months ended December 31, 2006 was recorded in the statement of earnings as follows: $278 thousand in SG&A, $69 thousand in R&D and $13 thousand in cost of sales. The pretax stock-based compensation expense for the six months ended December 31, 2005 was recorded in the statement of earnings as follows: $78 thousand in SG&A, $8 thousand in R&D and $2 thousand in cost of sales.
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
The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of the Board of Directors, and must be exercised within ten years from date of grant. We recognize stock-based compensation expense on a straight-line basis over the vesting period, generally four years.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards (Continued)
Stock Options (Continued)
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year contractual term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life and calculated on a daily basis.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Expected dividend yield	4.04%	3.81%	4.04%	3.86%
Expected volatility	28%	30%	27%	30%
Risk-free interest rate	4.58%	4.25%	4.62%	4.33%
Expected life (in years)	4.8	4.9	4.8	4.9
Changes in our stock options for the six months ended December 31, 2006 were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding, beginning of year	2,040,626	$32.47
Granted	139,250	33.56
Exercised	(41,087)	27.10
Forfeited/Expired	(133,679)	35.47

Options outstanding, end of period	2,005,110	$32.45

Options exercisable, end of period	1,750,335	$32.16

We generally issue shares for the exercise of stock options from unissued reserved shares.
The weighted average remaining contractual term was approximately 6.0 years for stock options outstanding and approximately 5.6 years for stock options exercisable as of December 31, 2006. The weighted average fair value of options granted during the three and six months ended December 31, 2006 was $6.84 and $6.81 per share, respectively.
The total intrinsic value (the excess of the market price over the exercise price) was approximately $8.9 million for stock options outstanding and $8.3 million for stock options exercisable as of December 31, 2006. The total intrinsic value for stock options exercised during the three and six months ended December 31, 2006 was approximately $0.2 million and $0.3 million, respectively.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards (Continued)
Stock Options (Continued)
As of December 31, 2006, unrecognized stock-based compensation expense related to the unvested portion of our stock options was approximately $1.6 million and is expected to be recognized over a weighted average period of approximately 3 years.
The amount of cash received from the exercise of stock options was approximately $0.7 million and $0.9 million during the three and six months ended December 31, 2006, respectively. The related tax benefit was approximately $58 thousand and $93 thousand during the three and six months ended December 31, 2006, respectively.
Restricted Stock
The 2005 Plan also provides for grants of restricted stock. We granted 13,937 shares of restricted stock to an officer during the third quarter of fiscal 2006, which remained outstanding at December 31, 2006. The restricted stock award vests three years from the date of grant. The fair value of the restricted stock award of $0.5 million is being amortized to expense over the vesting period. The total fair value of the restricted stock award was based on the average market price of our common stock at the date of grant. Stock-based compensation expense related to this award during the three and six months ended December 31, 2006 was $44 thousand and $88 thousand, respectively. The weighted average remaining contractual life for the grant of 13,937 restricted shares is approximately 2 years.
8. Retirement Benefit Plans
Defined Benefit Plans – U.S. and International
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
8. Retirement Benefit Plans (Continued)
The components of net pension expense of our U.S. and international defined benefit pension plans and the SERPs include the following:

	Six Months Ended December 31,
	2006	2005	2006	2005
	U.S. and International		SERPs
Service cost	$1,315	$1,848	$175	$200
Interest cost	2,010	2,120	500	430
Expected return on assets	(1,836)	(1,898)	—	—
Amortization of:
Net loss	7	666	4	12
Unrecognized prior service cost	181	8	(37)	(38)
Curtailment loss	14	—	—	—

Net pension expense	$1,691	$2,744	$642	$604

Employer contributions	$1,100	$2,555

	Three Months Ended December 31,
	2006	2005	2006	2005
	U.S. and International		SERPs
Service cost	$595	$924	$51	$100
Interest cost	976	1,060	287	215
Expected return on assets	(913)	(949)	—	—
Amortization of:
Net (gain) loss	(88)	333	2	6
Unrecognized prior service cost	178	4	(19)	(19)
Curtailment loss	14	—	—	—

Net pension expense	$762	$1,372	$321	$302

Employer contributions	$—	$1,055

In the second quarter of fiscal 2007, we recognized a curtailment loss of $14 thousand related to U.S. workforce reductions in the Interventional Products and Patient Monitoring businesses. As a result of the restructuring and the related curtailment, the U.S. defined benefit pension plan expense was remeasured as of November 1, 2006.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
9. Intangible Assets and Goodwill
The following is a summary of our intangible assets.

	December 31,	June 30,
	2006	2006
Purchased technology and licenses, gross	$22,133	$21,941
Accumulated amortization	(1,981)	(1,476)

Purchased technology and licenses, net	$20,152	$20,465

The balances in purchased technology and licenses primarily represent the acquisition of assets and technology from X-Site Medical, LLC related to a suture-based vascular closure device, Rex Medical, LP for the ProLumen™ thrombectomy device, Ethicon for the ClearGlide® endoscopic vessel harvesting device and a license for the manufacture of our Anestar® anesthesia delivery systems. As part of the Interventional Products exit plan (See Special Items, Note 13), the Company continues to explore the sale or independent distribution of X-Site and ProLumen, and currently believes that the value of these assets is recoverable.
Amortization expense for the six months ended December 31, 2006 and 2005 was $505 thousand and $424 thousand, respectively, and for the three months ended December 31, 2006 and 2005 was $269 thousand and $219 thousand, respectively.
At December 31, 2006, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.5 million for the remaining six months of fiscal 2007, and $1.0 million, $1.1 million, $1.8 million and $2.2 million for fiscal years 2008, 2009, 2010 and 2011, respectively. The weighted average amortization period is approximately 11 years.
Goodwill
Goodwill as of December 31, 2006 and 2005 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the six months ended December 31, 2006. Of the $4.1 million in goodwill, $1.8 million is in the Interventional Products / Vascular Grafts segment and $2.3 million is in Genisphere in Corporate and Other.
New Distribution Agreement
In December 2006, we announced the signing of a five-year agreement, effective January 2007, with the Sorin Group of Milan, Italy, that gives InterVascular exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received a call option to acquire that business within two years. The product line includes balloon-expandable and self-expanding stent systems to treat stenosis in iliac, renal and infrapopliteal arteries, as well as expandable balloons for use in percutaneous transluminal angioplasty. The total purchase price paid in January 2007 was 2.5 million Euros (approximately $3.2 million).

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
10. Commitments and Contingencies
Legal Proceedings
We are subject to certain legal actions, including product liability matters, arising in the ordinary course of our business. We believe we have meritorious defenses in all material pending lawsuits. We also believe that we maintain adequate insurance against any potential liability for product liability litigation. In accordance with U.S. GAAP, we accrue for legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.
As noted in our Form 10-K for the fiscal year ended June 30, 2006, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company’s ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has begun. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming the Company’s ProLumen device infringes the claims of this patent. The parties have agreed that this matter should be consolidated with the first case and the consolidation has taken place. As with the first two patents, the Company believes that it has meritorious defenses to such claims and intends to defend this action vigorously.
Credit Arrangements
At December 31, 2006, we had available unsecured lines of credit totaling $99.5 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $25.0 million expires in February 2007, $25.0 million expires in March 2007 and $24.0 million expires in November 2007. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.
Other Contingencies
Pursuant to agreements with X-Site Medical, LLC and Rex Medical LP, we have contingent commitments to make additional payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable.
11. Dividends and Stock Repurchase Program
In December 2006, the Board of Directors of the Company increased the regular quarterly dividend for the second quarter of fiscal 2007 to $0.10 per share from $0.07 per share, payable on January 16, 2007 to stockholders of record as of December 27, 2006. In the first quarter of fiscal 2007, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both paid on October 6, 2006 to stockholders of record as of September 28, 2006.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
11. Dividends and Stock Repurchase Program (Continued)
In addition, during the first quarter of fiscal 2007, the Board of Directors of the Company approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company. During the six months ended December 31, 2006, we purchased approximately 56 thousand shares at a cost of $1.7 million.
In November 2005, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both paid on January 18, 2006 to stockholders of record as of December 27, 2005. The regular quarterly dividend of $0.07 per share for the first quarter of fiscal 2006 was paid on October 6, 2005 to stockholders of record as of September 28, 2005.
12. Income Taxes
In the second quarter and first six months of fiscal 2007, the consolidated effective tax rate was 10.5% and 24.9% compared to 26.9% and 26.7% in the second quarter and first six months last year. The lower tax rates in the fiscal 2007 periods were primarily attributable to the higher tax benefit on the $7.3 million second quarter fiscal 2007 special charges and the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $1.3 million gain on sale of an investment. Additionally, the second quarter and first six months of fiscal 2007 benefited from retroactive recognition of the U.S. Research Credit (R&D credit) for the second half of fiscal 2006 (January 1, 2006 through June 30, 2006) and the first quarter of fiscal 2007, ended September 30, 2006. The benefit of the R&D credit for the second half of fiscal 2006 and the first quarter of fiscal 2007, equivalent to a 4.3 point reduction in the effective tax rate, is reflected in the second quarter of fiscal 2007, the period of enactment of the legislation that reinstated the R&D tax credit. The lower tax rates in the fiscal 2007 periods were partially offset by a reduction in tax benefits from the expiration of the extraterritorial income exclusion on December 31, 2006.
13. Special Items
Fiscal 2007
In the second quarter of fiscal 2007, we recorded special charges of $7.3 million, $4.7 million after tax or $0.30 per diluted share, related to the following items.
Interventional Products (IP) Division Exit Plan
In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (IP) business by the end of fiscal 2007. Although our On-Site™ next generation vascular closure device had gained some traction in the market with a relatively small sales force, we were not prepared to accept the current level of expenses of the IP business, nor make the additional investment in distribution needed to move the business ahead more quickly.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Special Items (Continued)
We will continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal® and On-Site, until the close of fiscal year 2007. Our Cardiac Assist direct sales force, augmented by a portion of the IP sales force, is now selling the Safeguard™ manual compression assist device. We will continue to supply the ProLumen and ProGuide™ products for the interventional radiology market while we explore opportunities for the sale or independent distribution of these products. We expect to complete the redesign and Pre-market Approval Supplement submission of the X-Site vascular closure device and continue to explore the sale or independent distribution of this device as well. We also plan to seek a buyer for the On-Site and VasoSeal products. We have engaged an investment bank as financial advisor for the sale of the vascular closure product lines.
We recorded a pretax charge in the second quarter of fiscal 2007 of $4.2 million related to the IP exit plan, comprising $2.9 million for severance and other termination benefits, $1.0 million for purchase commitments and contract termination costs and $0.3 million for the write-off of fixed assets. Most of the IP employees left the Company by the end of the second quarter of fiscal 2007. Severance expense of approximately $0.8 million will be recorded over the second half of fiscal 2007 for approximately 20% of the employees who are being retained until the end of the fiscal year.
Workforce Reductions in Patient Monitoring Division and the European Sales Organization
In October 2006, we reduced the workforce in the Patient Monitoring (PM) Division. All of the terminated employees left the Company by the end of the second quarter of fiscal 2007. As a consequence, we recorded a pretax charge of $0.5 million for severance and other termination benefits.
In December 2006, we reduced the workforce in the European sales organization and recorded a charge of $2.6 million for severance and other termination benefits. The workforce reductions resulted primarily from the merger of the European PM sales organization into the existing European sales organization, which had previously focused on cardiac assist, IP and InterVascular products. All of the terminated employees left the Company by the end of the second quarter of fiscal 2007.
The special charges were reflected in the Cardiac Assist / Monitoring Products segment ($2.0 million) and the Interventional Products / Vascular Grafts segment ($5.3 million).

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Special Items (Continued)
Below is a summary of the special charges for the six months ended December 31, 2006 and the remaining liability at December 31, 2006.

		Workforce	Workforce
	Exit Plan	Reductions	Reductions
	IP	PM	Europe	Total
Fiscal 2007 Special Charges

Severance expenses	$2,878	$510	$2,603	$5,991
Contractual obligations	953	—	—	953
Fixed assets and other non-cash	365	—	—	365

Total	$4,196	$510	$2,603	$7,309

Utilized Through December 31, 2006

Severance expenses	$1,521	$218	$452	$2,191
Contractual obligations	55	—	—	55
Fixed assets and other non-cash	365	—	—	365

Subtotal	1,941	218	452	2,611

Remaining balance, December 31, 2006	$2,255	$292	$2,151	$4,698

The remaining liability at December 31, 2006 for the fiscal 2007 special charges is included in accrued expenses in our condensed consolidated balance sheet.
Gain on Sale of Investment
In the second quarter of fiscal 2007, we recorded a pretax gain of $1.3 million on the sale of an investment that was impaired in fiscal 2002.
Fiscal 2006
In the second quarter of fiscal 2006, we recorded a special charge totaling $2.7 million, $1.8 million after tax or $0.12 per diluted share, related to the postponement of the launch of the X-Site vascular closure device in the United States. The postponement was the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory.
In conjunction with the decision to delay the launch of the X-Site device, we eliminated 33 positions, or 20% of the workforce in IP at a cost of $0.4 million for severance and other termination benefits. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $0.7 million for purchase commitments and contract termination costs. The special charge is reflected in the Interventional Products / Vascular Grafts segment ($2.4 million cost of sales, $0.1 million R&D and $0.2 million SG&A). All liabilities related to the X-Site special charge were paid in fiscal 2006.
In the first quarter of fiscal 2006, we recorded a pretax gain of $0.8 million on the sale of an unused facility in Vaals, the Netherlands.
14. Subsequent Event
On February 27, 2007, we completed the sale of our ProGuide chronic dialysis catheter and the associated assets to Merit Medical Systems, Inc. of South Jordan, Utah for $3 million plus a royalty on future sales of the ProGuide catheter. ProGuide is the first in the portfolio of products of the Interventional Products Division to be sold as part of the divestiture of IP products announced in October 2006. The gain on the sale of approximately $2.2 million will be reflected in the third quarter of fiscal 2007.

Datascope Corp. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. We have aggregated our product lines into two reportable segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. The Cardiac Assist / Monitoring Products segment accounted for 86% of total sales in fiscal 2006 and 87% in the first six months of fiscal 2007. Our products are sold worldwide by direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.
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
During the past two years we have made investments in several new technologies, including the ClearGlide® endoscopic vessel harvesting (EVH) product, which we acquired in January 2006 from Ethicon, a Johnson & Johnson company. Endoscopic vessel harvesting devices enable less-invasive techniques for the harvesting of suitable vessels for use in coronary artery bypass grafting. The vessel harvesting product line was integrated into the Cardiac Assist business, which markets its products to cardiac surgeons who perform coronary bypass graft surgery.
In December 2006, we signed an exclusive five-year agreement with the Sorin Group that gives InterVascular exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products excluding the United States and Japan. As part of that agreement, we received an option to purchase that stent business within two years. We estimate the worldwide market for peripheral vascular stents and percutaneous transluminal angioplasty (PTA) balloons, excluding the United States and Japan, to be $190 million annually.
We are committed to improving our operating margins through increasing the efficiency of our manufacturing operations and cost containment programs.

In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (IP) business. We recorded a pretax charge in the second quarter of fiscal 2007 of $4.2 million related to the exit plan.
Under the IP exit plan, we will continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal® and On-Site™. The Cardiac Assist direct sales force, augmented by a portion of the IP sales force, is now selling the Safeguard™ manual compression assist device. We will continue to supply the ProLumen™ and ProGuide™ products for the interventional radiology market while we explore opportunities for the sale or independent distribution of these products. We expect to complete the redesign and Pre-market Approval (PMA) Supplement submission of the X-Site® vascular closure device and seek the sale or independent distribution of this device as well. We also plan to seek a buyer for the On-Site and VasoSeal product lines. We have engaged an investment bank as financial advisor for the sale of the vascular closure product lines.
Additionally, in the second quarter of fiscal 2007, we recorded a pretax charge for severance and other termination benefits for workforce reductions in the Patient Monitoring Division ($0.5 million) and in the European sales organization ($2.6 million).
The combination of the IP exit plan and the workforce reductions are estimated to save $19 million in costs annually; $17 million of which will take effect at the start of the third quarter, with the balance of $2 million taking effect at the start of fiscal 2008.
Our financial position continued strong at the end of December 2006. Cash and marketable investments were $59.0 million compared to $69.9 million at June 30, 2006. The Board of Directors of the Company increased the regular quarterly cash dividend 43% to $0.10 per share from $0.07 per share, payable on January 16, 2007 to stockholders of record as of December 27, 2006.
Results of Operations
Net Sales
Net sales were $95.6 million in the second quarter and $182.8 million in the first six months of fiscal 2007, compared to $92.5 million and $180.8 million, respectively, for the corresponding periods last year. Favorable foreign exchange translation, as a result of the weaker United States dollar relative to the Euro and the British Pound, increased sales by $1.4 million in the second quarter and $2.1 million in the first six months of fiscal 2007.
Sales in the United States were $57.3 million and $111.2 million in the second quarter and first six months of fiscal 2007, respectively, compared to $57.9 million and $113.9 million for the corresponding periods last year, respectively, with the decrease attributable to reduced sales in all businesses except Cardiac Assist. The increase in Cardiac Assist sales was primarily attributable to sales of EVH products, acquired in January 2006, and an improved mix of sales of higher priced CS100® balloon pumps.
Sales in international markets grew to $38.3 million and $71.6 million in the second quarter and first six months of fiscal 2007, respectively, compared to $34.6 million and $66.9 million for the corresponding periods last year, respectively. Sales increased in all businesses in the second quarter and first six months this year, compared to the same period last year, primarily attributable to higher Cardiac Assist and Patient Monitoring sales and favorable foreign exchange as noted above.

Sales of the Cardiac Assist / Monitoring Products segment were $84.0 million in the second quarter of fiscal 2007 compared to $79.3 million last year, and $159.3 million in the first six months of fiscal 2007 compared to $153.5 million last year.
Sales of Cardiac Assist products in the second quarter of fiscal 2007 increased 12% year-over-year to $41.9 million. The increase was due principally to sales of ClearGlide endoscopic vessel harvesting products, which were acquired in January 2006, and $1.4 million higher worldwide sales of intra-aortic balloons (IABs). Favorable foreign exchange translation contributed $0.6 million to Cardiac Assist sales in the second quarter of fiscal 2007. In the first six months of fiscal 2007, sales of Cardiac Assist products were $82.9 million, a 12% increase compared to $74.2 million last year due to sales of ClearGlide and increased sales of balloon pumps ($1.3 million) and IAB’s ($1.4 million).
We recently received FDA approval of our next generation of IAB therapy products, the Sensation™ 7 Fr. IAB catheter and the CS300™ automatic IAB pump. Following a limited market release of the CS300 and Sensation that is currently underway, we plan a market launch in the United States in March 2007. We also plan a European launch in roughly the same time frame, following receipt of the CE Mark for the Sensation. The CE Mark application for Sensation was made in December 2006. The CE Mark for the CS300 pump has already been received.
Using fiber optic technology, the Sensation offers the world’s smallest diameter IAB as well as blood pressure monitoring with greater convenience and higher fidelity than conventional invasive blood pressure monitoring.
The CS300 is a fully automatic pump with all the features of Datascope’s CS100 balloon pump plus the capability to operate with the fiber optic Sensation 7 Fr. IAB. The CS300 features rapid start-up with a single push button to allow faster initiation of therapy, a valuable feature in cardiac emergencies.
The CS300 pump is expected to further enhance our competitive position in all world markets. In addition, we will offer upgrade kits to convert CS100 pumps to CS300. The potential market for upgrade kits is believed to be quite significant, consisting of the large installed base of CS100 pumps placed in service over the past 3 years.
Sales of Patient Monitoring products in the second quarter of fiscal 2007 increased 1% year-over-year to $42.1 million, including $0.5 million from favorable foreign exchange translation. Increased sales of stand-alone bedside monitors (5%) and favorable foreign exchange noted above were partially offset by lower shipments of Panorama™ systems (11%) and continued competitive pricing pressure (6%). Sales were $76.4 million in the first six months of fiscal 2007 compared to $79.4 million last year principally due to lower sales of Panorama systems.
The decrease in sales of Panorama systems resulted primarily from accelerated demand in fiscal 2006 for conversions by hospitals to the Wireless Medical Telemetry Service (WMTS) bands from older VHF and UHF telemetry bands dedicated to medical use. These older VHF and UHF telemetry bands became available for non-medical use at the start of calendar year 2006. The Company believes that replacement demand for Panorama WMTS systems is likely to remain soft near-term.

During the second quarter, we began shipping the new Spectrum® OR monitors. Spectrum OR is the first Datascope monitor specifically designed for the operating room and allows us entry into this important market. We also installed our first Panorama Gateway product, launched in the first quarter. Gateway enables the flow of information directly to and from the Panorama central monitoring system and the hospitals’ clinical information system. Hospitals with Panorama installations, which now number in the hundreds, are potential customers for the Panorama Gateway product.
Sales of the Interventional Products / Vascular Grafts segment were $11.4 million in the second quarter of fiscal 2007 compared to $12.8 million last year, and $22.9 million in the first six months of fiscal 2007 compared to $26.4 million last year.
Sales of Interventional Products (IP) in the second quarter of fiscal 2007 were $3.9 million, down 30% from $5.6 million last year. A 43% decline in sales of vascular closure products was partially offset by a 16% increase in sales of Safeguard. IP sales are expected to decline, with the exception of Safeguard, until the business has been phased out or sold (see Special Items). In the first six months of fiscal 2007, sales of IP were $8.6 million, down 28% from the same period last year, due to the same reasons discussed above.
As previously disclosed, we will retain the Safeguard product line and have transferred sales responsibility for this manual compression assist device to the Cardiac Assist Division in the second quarter. Currently, Safeguard is being sold directly by a small but dedicated sales force culled from the former IP sales force. Beginning July 2007, we plan to more than triple the Safeguard sales force by having cross-trained the entire Cardiac Assist sales force on Safeguard and having cross-trained the current Safeguard sales force on our balloon pumping products. This plan creates a significantly larger combined sales force that we expect will capture all the benefits of greater size and presence in the market for the benefit of both Safeguard and all other cardiac assist products.
We have a pending 510(k) application seeking clearance to market Safeguard with a claim that its use significantly reduces active (manual) compression time needed to stop bleeding following percutaneous catheterization for diagnostic and interventional patients. We submitted additional information requested by the FDA in January 2007 and expect a response from FDA by the end of February 2007.
Sales of InterVascular products in the second quarter of fiscal 2007 increased 4% year-over-year to $7.4 million, including $0.3 million from favorable foreign exchange translation. International sales increased 5% due to higher sales to Japan (9%) and international distributors (3%) and favorable foreign exchange as noted above. This was partially offset by decreased direct sales in Europe (2%) as a result of the continued emergence of less-invasive therapies and competitive pricing pressure. For the second quarter of fiscal 2007, sales to InterVascular’s exclusive distributor in the U.S. decreased slightly though unit sales to hospitals in the U.S. continued to show a favorable trend compared to last year. In the first six months of fiscal 2007, sales of InterVascular products were $14.4 million compared to $14.5 million last year.

Sales of Genisphere products were $0.2 million and $0.6 million in the second quarter and first six months of fiscal 2007, compared to $0.4 million and $0.9 million for the corresponding periods last year.
Gross Profit (Net Sales Less Cost of Sales)
Gross profit increased $2.5 million or 5% in the second quarter and $1.7 million or 2% in the first six months of fiscal 2007, principally due to increased sales of cardiac assist products. Gross margin was 54.9% for the second quarter and 56.0% for the first six months of fiscal 2007, respectively, compared to 54.1% and 55.7% for the corresponding periods last year, respectively. The increase in gross margin in the fiscal 2007 periods was primarily due to the cost of sales special charge of $2.4 million last year related to the postponed market launch of the X-Site device (see Special Items). The X-Site cost of sales special charge was equivalent to 2.6 points and 1.4 points of gross margin in the second quarter and first six months of fiscal 2006, respectively. Partially offsetting the above was a lower gross margin in Patient Monitoring primarily as a result of competitive pressure on prices, a less favorable sales mix as a result of lower sales of higher margin VasoSeal devices ($2.0 million in the second quarter and $4.2 million in the first six months) and lower sales of intra-aortic balloons as a percentage of total Cardiac Assist sales in fiscal 2007 (3.6 percentage points in the second quarter and 5.2 points in the first six months).
Research and Development Expense (R&D)
R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $8.5 million in the second quarter of fiscal 2007, equivalent to 8.9% of sales, compared to $9.4 million or 10.1% of sales for the same period last year. R&D expense was $17.2 million, equivalent to 9.4% of sales in the first six months of fiscal 2007, compared to $18.1 million or 10.0% of sales for the same period last year.
R&D expense for the Cardiac Assist / Monitoring Products segment was $5.9 million in the second quarter and $11.9 million in the first six months of fiscal 2007 compared to $6.2 million and $12.0 million, respectively, in the corresponding periods last year. The decrease was primarily due to higher software development costs capitalized for patient monitors in the second quarter this year, which reduced R&D expenses compared to the prior year ($0.9 million in the second quarter and $1.6 million in the first six months).
R&D expense for the Interventional Products / Vascular Grafts segment was $2.0 million in the second quarter and $4.0 million in the first six months of fiscal 2007 compared to $2.6 million and $4.8 million in the corresponding periods last year. The decrease was attributable to higher expense incurred last year for development of the On-Site and X-Site vascular closure devices.
The balance of consolidated R&D is in the Corporate and Other segment and amounted to $0.6 million in the second quarter and $1.3 million in the first six months of fiscal 2007 compared to $0.6 million and $1.3 million, respectively, in the corresponding periods last year. Corporate and Other R&D includes corporate design and regulatory and Genisphere R&D expenses.

Selling, General & Administrative Expense (SG&A)
Total SG&A expense increased 0.6% to $34.9 million in the second quarter of fiscal 2007 or 36.5% of sales, compared to $34.7 million or 37.5% of sales, last year. Selling expenses, which comprise selling, marketing and clinical support costs, increased 3% compared to the same quarter last year, while general and administrative expense decreased 5% compared to the second quarter last year primarily due to lower benefit expenses. In the first six months of fiscal 2007, SG&A expense increased 1% to $69.9 million or 38.3% of sales, compared to $68.9 million or 38.1% of sales for the same period last year.
SG&A expense for the Cardiac Assist / Monitoring Products segment increased $3.4 million or 14% to $28.3 million, in the second quarter of fiscal 2007, primarily attributable to the addition of selling and clinical expenses for the EVH business acquired in January 2006. SG&A expense increased $5.9 million or 12% to $55.4 million in the first six months of fiscal 2007 due to the same reason discussed above. As a percentage of segment sales, SG&A expenses were 33.7% in the second quarter of fiscal 2007 and 34.7% in the first six months of fiscal 2007 compared to 31.4% and 32.3% in the corresponding periods last year. The increase in the fiscal 2007 periods was primarily due to the impact of the EVH expenses noted above.
SG&A expense for the Interventional Products / Vascular Grafts segment decreased $1.7 million or 18% to $7.8 million in the second quarter of fiscal 2007 and decreased $2.0 million or 10% to $16.9 million in the first six months of fiscal 2007. The decreases were due primarily to the workforce reduction in the Interventional Products Division as a result of the IP exit plan which commenced October 19, 2006. As a percentage of segment sales, SG&A expenses were 68.8% in the second quarter of fiscal 2007 and 73.5% in the first six months of fiscal 2007 compared to 74.5% and 71.2% in the corresponding periods last year. The decrease in the second quarter of fiscal 2007 was attributable to the reduction in SG&A expenses related to the IP exit plan. The increase in SG&A as a percentage of segment sales in the first six months of fiscal 2007 was primarily due to a greater decrease in sales (13.2%), primarily VasoSeal sales, which more than offset the decrease in SG&A expenses (10.4%).
Segment SG&A expense includes fixed corporate G&A charges.
Special Items
Fiscal 2007
In the second quarter of fiscal 2007 we recorded special charges of $7.3 million, $4.7 million after tax or $0.30 per diluted share related to the following:
Interventional Products (IP) Division Exit Plan
In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (IP) business by the end of fiscal 2007. Although our On-Site next generation vascular closure device had gained some traction in the market with a relatively small sales force, we were not prepared to accept the current level of expenses of the IP business, nor make the additional investment in distribution needed to move the business ahead more quickly.
We will continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal and On-Site, until the close of fiscal year 2007. Our Cardiac

Assist direct sales force, augmented by a portion of the IP sales force, is now selling the Safeguard manual compression assist device. We will continue to supply the ProLumen and ProGuide products for the interventional radiology market while we explore opportunities for the sale or independent distribution of these products. We expect to complete the redesign and PMA Supplement submission of the X-Site vascular closure device and seek the sale or independent distribution of this device as well. We also plan to seek a buyer for the On-Site and VasoSeal products. We have engaged an investment bank as financial advisor for the sale of the vascular closure product lines.
We recorded a pretax charge in the second quarter of fiscal 2007 of $4.2 million related to the IP exit plan, comprising $2.9 million for severance and other termination benefits, $1.0 million for purchase commitments and contract termination costs and $0.3 million for the write-off of fixed assets. Most of the IP employees left the Company by the end of the second quarter of fiscal 2007. Severance expense of approximately $0.8 million will be recorded over the second half of fiscal 2007 for approximately 20% of the employees who are being retained until the end of the fiscal year.
Workforce Reductions in the Patient Monitoring Division and the European Sales Organization
In October 2006, we reduced the workforce in the Patient Monitoring (PM) Division. All of the terminated employees left the Company by the end of the second quarter of fiscal 2007. As a consequence, we recorded a pretax charge of $0.5 million for severance and other termination benefits.
In December 2006, we reduced the workforce in the European sales organization and recorded a charge of $2.6 million for severance and other termination benefits. The workforce reductions resulted primarily from the merger of the European PM sales organization into the existing European sales organization, which had previously focused on cardiac assist, IP and InterVascular products. All of the terminated employees left the Company by the end of the second quarter of fiscal 2007.
The special charges noted above were reflected in the Cardiac Assist / Monitoring Products segment ($2.0 million) and the Interventional Products / Vascular Grafts segment ($5.3 million).
The combination of the IP exit plan and the workforce reductions noted above resulted in a total headcount reduction of 111 positions at December 31, 2006 with another 21 positions anticipated by the end of the current fiscal year. The above programs are estimated to save approximately $19 million of costs annually, $17 million of which will take effect at the start of the fiscal third quarter, with the balance of $2 million taking effect at the start of fiscal 2008.
Fiscal 2006
In the second quarter of fiscal 2006, we recorded a special charge totaling $2.7 million, $1.8 million after tax or $0.12 per diluted share, related to the postponement of the launch of the X-Site vascular closure device in the United States. The postponement was the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory.
In conjunction with the decision to delay the launch of the X-Site device, we eliminated 33 positions, or 20% of the workforce in IP at a cost of $0.4 million for severance and other termination benefits. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $0.7 million for purchase commitments and contract termination costs. All liabilities related to the X-Site special charge were paid in fiscal 2006. The special charge is reflected in the Interventional Products / Vascular Grafts segment ($2.4 million cost of sales, $0.1 million R&D and $0.2 million SG&A).
In the first quarter of fiscal 2006, we recorded a pretax gain of $0.8 million on the sale of an unused facility in Vaals, the Netherlands.
Interest Income
Interest income of $0.6 million in the second quarter of fiscal 2007 increased $0.1 million compared to the same period last year, attributable to an increase in the average yield (3.9% to 4.7%) and an increase in the average portfolio ($50.5 million to $61.6 million). Interest income was $1.3 million in the first six months of fiscal 2007 compared to $1.1 million last year with the increase due to the same reasons discussed above.
Gain on Sale of Investment
In the second quarter of fiscal 2007 we recorded a pretax gain of $1.3 million on the sale of an investment that was impaired in fiscal 2002.
Dividend Income
We have a preferred stock investment in Masimo Corporation, a key supplier to the Patient Monitoring business. In December 2006, Masimo’s Board of Directors and stockholders approved an additional special dividend to all stockholders. The dividend of $0.2 million is expected to be paid in the third quarter of fiscal 2007.
Other, Net
Other, net decreased $0.3 million in the second quarter and $0.8 million for the first six months of fiscal 2007 compared to the corresponding periods last year attributable to impairment losses last year ($0.3 million in the second quarter and $0.9 million in the first six months of fiscal 2006) related to the write-down of marketable securities that were ultimately liquidated during fiscal 2006 as part of the planned repatriation of foreign earnings of $29.6 million.
Income Taxes
In the second quarter and first six months of fiscal 2007, the consolidated effective tax rate was 10.5% and 24.9% compared to 26.9% and 26.7% in the second quarter and first six months last year. The lower tax rates in the fiscal 2007 periods were primarily attributable to the higher tax benefit on the $7.3 million second quarter fiscal 2007 special charges and the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $1.3 million gain on sale of an investment. Additionally, the second quarter and first six months of fiscal 2007 benefited from retroactive recognition of the U.S. Research Credit (R&D credit) for the second half of fiscal 2006 (January 1, 2006 through June 30, 2006) and the first quarter of fiscal 2007, ended September 30, 2006. The benefit of the R&D credit for the second half of fiscal 2006 and the first quarter of fiscal 2007, equivalent to a 4.3 point reduction in the effective tax rate, is reflected in the second quarter of fiscal 2007, the period of enactment of the legislation that reinstated

the R&D tax credit. The lower tax rates in the fiscal 2007 periods were partially offset by a reduction in tax benefits from the expiration of the extraterritorial income exclusion on December 31, 2006.
Net Earnings
Net earnings were $3.3 million or $0.22 per diluted share in the second quarter of fiscal 2007 compared to $4.5 million or $0.29 per diluted share last year. The lower earnings in the second quarter of fiscal 2007 were primarily attributable to higher special charges in the second quarter this year ($4.6 million pretax, or $2.9 million after tax) and reduced earnings in the Cardiac Assist / Monitoring Products segment. Partially offsetting the above was a gain on sale of an investment of $1.3 million, dividend income of $0.2 million and a lower tax rate, as discussed above.
Net earnings were $7.9 million or $0.51 per diluted share in the first six months of fiscal 2007 compared to $10.5 million or $0.69 per diluted share for the same period last year. Lower earnings in the first six months of fiscal 2007 were primarily due to the same reasons discussed above.
New Distribution Agreement
In December 2006, we announced the signing of a five-year agreement, effective January 2007, with the Sorin Group of Milan, Italy, that gives InterVascular exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received a call option to acquire that business within two years. The product line includes balloon-expandable and self-expanding stent systems to treat stenosis in iliac, renal and infrapopliteal arteries, as well as expandable balloons for use in PTA. We estimate the worldwide market for peripheral vascular stents and PTA balloons, excluding the United States and Japan, to be approximately $190 million annually. The total purchase price paid in January 2007 was 2.5 million Euros (approximately $3.2 million).
Subsequent Event
On February 27, 2007, we completed the sale of our ProGuide chronic dialysis catheter and the associated assets to Merit Medical Systems, Inc. of South Jordan, Utah for $3 million plus a royalty on future sales of the ProGuide catheter. ProGuide is the first in the portfolio of products of the Interventional Products Division to be sold as part of the divestiture of IP products announced in October 2006. The gain on the sale of approximately $2.2 million will be reflected in the third quarter of fiscal 2007.
Liquidity and Capital Resources
We consider our cash and cash equivalents, short-term investments, cash generated from operating activities and available unsecured lines of credit to be our principal sources of liquidity.
Cash and cash equivalents and short-term investments at December 31, 2006 were $41.5 million compared to $52.6 million at June 30, 2006. Long-term investments were $22.6 million at December 31, 2006 compared to $22.3 million at June 30, 2006.
Working capital decreased to $149.2 million compared to $157.5 million at the end of fiscal 2006. The current ratio remained unchanged at 3.8:1.
The decrease in working capital was primarily due to a decrease in short-term investments ($12.2 million) partially offset by a decrease in current liabilities ($2.1 million).
The decrease in short-term investments was primarily attributable to dividend payments (a regular dividend of $0.07 per share in July 2006, and a regular dividend of $0.07 per share and a special dividend of $1.00 per share paid in October 2006). The decrease in current liabilities was primarily attributable to a decrease in accrued compensation.
In the first six months of fiscal 2007, we provided $14.0 million of net cash from operating activities compared to $12.7 million last year with the increase primarily attributable to a reduction in accounts receivable resulting from improved collections. The above was partially offset by reduced net earnings.
We provided a net $6.0 million of cash from investing activities in the first six months of fiscal 2007. Net sales and maturities of investments yielded $65.0 million of cash. These proceeds were spent on $52.2 million of investment purchases, $2.8 million of capital and technology and $4.0 million of capitalized software.
We used $18.5 million of net cash from financing activities in the first six months of fiscal 2007. We paid $1.7 million for share repurchases and $17.4 million in dividends, comprising two quarterly dividend payments of $0.07 per share and a special dividend of $1.00 per share, partially funded by $0.9 million of proceeds from the exercise of stock options.
At December 31, 2006, we had available unsecured lines of credit totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period. Of the total available, $25.0 million expires in February 2007, $25.0 million expires in March 2007 and $24.0 million expires in November 2007. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.
On December 13, 2006, the Board of Directors of the Company increased the regular quarterly cash dividend to $0.10 per share from $0.07 per share payable on January 16, 2007 to stockholders of record as of December 27, 2006.
On September 12, 2006, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both payable on October 6, 2006 to stockholders of record as of September 28, 2006. In addition, the Board of Directors approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions and may be discontinued at any time at the discretion of the Company. During the six months ended December 31, 2006, we purchased approximately 56 thousand shares at a cost of $1.7 million.
We believe that our existing cash and investment balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current United States inflation has not significantly affected the Company.
Information Concerning Forward Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control, including the risk that the workforce reductions at the Interventional Products, Patient Monitoring Division and the European sales organization may not produce the full amount of cost savings projected, that a larger combined sales force for Safeguard will not capture all of the benefits of greater size and presence in the market for the benefit of both Safeguard and all other cardiac assist products, that the CS300 pump will not further enhance our competitive position in all world markets, that the redesign and PMA Supplement submission of the X-Site vascular closure device will not be completed and that market conditions may change, particularly as the result of competitive activity in the markets served by the Company. Additional risks include the Company’s dependence on certain unaffiliated suppliers (including single source manufacturers) for patient monitoring, cardiac assist and interventional products, continued demand for the Company’s products, rapid and significant changes that generally characterize the medical device industry and the ability to continue to respond to such changes and the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008 beginning July 1, 2007). We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007 (effective for our fiscal year beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006 (our fiscal year 2007). We are currently evaluating the impact of SAB 108, which we will adopt in the fourth quarter of fiscal 2007. During the second quarter we identified a prior year misstatement that we consider to be immaterial under our current approach for evaluating the materiality of a misstatement. However, upon adoption of SAB 108 this misstatement will be considered material to the financial statements and will be corrected upon adoption during the fourth quarter through a cumulative effect adjustment impacting beginning retained earnings and cumulative translation adjustments as of the beginning of fiscal 2007. The misstatement relates to a cumulative translation adjustment of approximately $1.1 million that was not written-off in fiscal 2002 when a European subsidiary was closed as part of a restructuring. This adjustment will have no impact on consolidated stockholders’ equity.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement provides an option to report selected financial assets and liabilities at fair value. In addition, SFAS 159 establishes presentation and disclosure requirements for those assets and liabilities which the registrant has chosen to measure at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.
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
None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the six-month periods ended December 31, 2006 and 2005.
As of December 31, 2006, we had a notional amount of $17.0 million of foreign exchange forward contracts outstanding, denominated in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.
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
During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As noted in our Form 10-K for the fiscal year ended June 30, 2006, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint, in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company’s ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has begun. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming the Company’s ProLumen device infringes the claims of this patent. The parties have agreed that this matter should be consolidated with the first case and the consolidation has taken place. As with the first two patents, the Company believes that it has meritorious defenses to such claims and intends to defend this action vigorously.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table sets forth information on repurchases by the Company of its common stock during the second quarter of fiscal 2007.

				Total Value of
			Total Number of	Shares that May
	Total Number of	Average	Shares Purchased	Yet Be Purchased
	Shares	Price	as a Part of Publicly	Under the Programs
Fiscal Period	Purchased	Per Share	Announced Programs	($ 000’s)
10/01/06 - 10/31/06	—	$—	—	$42,963
11/01/06 - 11/30/06	—	—	—	42,963
12/01/06 - 12/31/06	—	—	—	42,963

Total second quarter	—	$—	—	$42,963

The current stock repurchase programs were announced on May 16, 2001 and September 12, 2006. Each repurchase program was approved by the Board of Directors of the Company for $40 million. There is no expiration date on the current programs.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of Datascope Corp. was held on December 12, 2006 and the following matter was voted upon:
To approve the election of Lawrence Saper and Robert Klatell to serve as Class III members of the Datascope Corp. Board of Directors until the 2009 annual meeting of shareholders and until the election and qualification of their respective successors.

L. Saper	For:...... 14,152,787	Withheld:...... 314,179
R. Klatell	For:...... 13,850,421	Withheld:...... 616,545
Alan B. Abramson, David Altschiller, William L. Asmundson, James J. Loughlin and William W. Wyman continued to serve as members of the Datascope Corp. Board of Directors after the annual meeting.
Item 5. Other Information
     Reports on Form 8-K
          During the quarter for which this report on Form 10-Q is filed, the Registrant filed the following Forms 8-K:
•	November 1, 2006 pertaining to the Earnings Release of Datascope Corp. dated October 31, 2006

•	October 24, 2006 pertaining to the Company’s decision to exit the vascular closure market and phase out our Interventional Products business and most of the workforce of that business by fiscal year-end
Item 6. Exhibits
31.1	Certification of Principal Executive Officer Regarding Facts and Circumstances Relating to Quarterly Reports

31.2	Certification of Principal Financial Officer Regarding Facts and Circumstances Relating to Quarterly Reports

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 2, 2007