Form 10-Q
period 2007-03-31
DATASCOPE CORP
filed 2007-05-10
CIK 27096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-06516

DATASCOPE CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2529596

(State of other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

14 Philips Parkway, Montvale, New Jersey	07645-9998

(Address of principal executive offices)	(Zip Code)
(201) 391-8100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
Number of Shares of Company’s Common Stock outstanding as of April 30, 2007: 15,302,372.

Datascope Corp.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
Datascope Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	June 30,
	2007	2006
	(Unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$13,302	$9,479
Short-term investments	40,471	43,147
Accounts receivable less allowance for doubtful accounts of $2,422 and $2,301	78,569	78,133
Inventories	58,761	58,759
Prepaid income taxes	1,871	3,233
Prepaid expenses and other current assets	17,854	13,907
Current deferred taxes	6,388	6,522

Total current assets	217,216	213,180

Property, plant and equipment, net of accumulated depreciation of $97,771 and $90,928	82,767	85,460
Long-term investments	14,383	22,297
Intangible assets, net	21,921	20,465
Goodwill	4,065	4,065
Other assets	32,924	30,213

	$373,276	$375,680

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,761	$20,071
Dividends payable	1,526	1,069
Accrued expenses	14,411	14,584
Accrued compensation	14,254	16,234
Deferred revenue	4,008	3,675

Total current liabilities	52,960	55,633

Other liabilities	26,699	26,309

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $0.01 per share:
Authorized, 45,000 shares;
Issued, 18,823 and 18,721 shares	188	187
Additional paid-in capital	107,353	103,728
Treasury stock at cost, 3,521 and 3,465 shares	(107,037)	(105,319)
Retained earnings	295,635	299,255
Accumulated other comprehensive loss:
Cumulative translation adjustments	107	(1,300)
Minimum pension liability adjustments	(2,437)	(2,437)
Unrealized loss on available-for-sale securities	(192)	(376)

Total stockholders’ equity	293,617	293,738

	$373,276	$375,680

(a) Derived from audited consolidated financial statements.
See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$280,400	$273,900	$97,600	$93,100
Cost of sales	124,015	120,344	43,604	40,235

Gross profit	156,385	153,556	53,996	52,865

Operating expenses:
Research and development expenses	25,777	27,714	8,580	9,568
Selling, general and administrative expenses	106,091	105,008	36,161	36,060
Special items	5,458	(810)	(1,851)	—

	137,326	131,912	42,890	45,628

Operating earnings	19,059	21,644	11,106	7,237

Other (income) expense:
Interest income	(1,910)	(1,656)	(569)	(563)
Interest expense	87	263	22	170
Dividend income	(196)	(4,523)	—	(4,523)
Other, net	(903)	1,396	146	325

	(2,922)	(4,520)	(401)	(4,591)

Earnings before income taxes	21,981	26,164	11,507	11,828

Income taxes	6,252	6,589	3,646	2,760

Net earnings	$15,729	$19,575	$7,861	$9,068

Earnings per share, basic	$1.03	$1.32	$0.52	$0.60

Weighted average number of common shares outstanding, basic	15,223	14,884	15,242	15,011

Earnings per share, diluted	$1.02	$1.29	$0.51	$0.59

Weighted average number of common shares outstanding, diluted	15,488	15,220	15,544	15,377

Cash dividends declared per common share	$1.27	$1.21	$0.10	$0.07

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Operating Activities:
Net earnings	$15,729	$19,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,444	11,274
Amortization	4,603	3,933
Provision for supplemental pension	963	873
Provision for losses on accounts receivable	218	235
Cash surrender value of officers life insurance	(288)	(288)
Gain on sale of assets	(2,235)	(810)
Realized (gain) loss on sale of investments	(1,268)	853
Stock-based compensation expense	642	417
Excess tax benefits on stock-based compensation	(186)	(1,406)
Deferred income tax expense (benefit)	311	(19)
Special charges asset write-offs	365	1,614
Changes in assets and liabilities:
Accounts receivable	405	(2,174)
Inventories	(4,529)	(11,235)
Prepaid expenses and other assets	(1,597)	(2,799)
Accounts payable	(1,433)	(517)
Accrued and other liabilities	(2,695)	(2,297)

Net cash provided by operating activities	20,449	17,229

Investing Activities:
Capital expenditures	(4,052)	(4,482)
Proceeds from asset sales	3,000	1,155
Purchases of investments	(72,329)	(52,418)
Proceeds from investment maturities	59,912	29,583
Proceeds from investment sales	23,826	28,065
Capitalized software	(5,712)	(2,666)
Purchased technology and licenses	(2,204)	(241)
Other	(88)	(88)

Net cash provided by (used in) investing activities	2,353	(1,092)

Financing Activities:
Short-term borrowings	—	15,200
Repayments of short-term borrowings	—	(15,700)
Exercise of stock options	2,628	12,561
Treasury shares acquired under repurchase programs	(1,718)	(144)
Excess tax benefits on stock-based compensation	186	1,406
Cash dividends paid	(18,863)	(18,006)
Guaranteed milestone payments	(500)	(500)

Net cash used in financing activities	(18,267)	(5,183)

Effect of exchange rates on cash	(712)	(2)

Increase in cash and cash equivalents	3,823	10,952
Cash and cash equivalents, beginning of period	9,479	12,188

Cash and cash equivalents, end of period	$13,302	$23,140

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes paid	$7,862	$9,230

Income taxes refunded	$3,527	$2,935

Non-cash investing and financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$4,581	$4,527

Dividends declared, not paid	$1,526	$1,074

Cancellation of treasury stock	—	$685

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. The presentation of certain prior year information has been reclassified to conform with the current year presentation. The statement of cash flows for the nine months ended March 31, 2006 includes an adjustment of $500 thousand from operating activities to financing activities due to a correction of an error related to the classification of a guaranteed milestone payment in fiscal 2006 that was not considered material.
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
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to fully recognize an asset or liability for the overfunded or the underfunded status of their benefit plans in the financial statements. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The benefit obligation is measured as the projected benefit obligation (PBO) for pension plans and as the accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans. SFAS 158 does not affect how an entity computes its benefit expense recognized in the income statement. SFAS 158 postpones until our fiscal year ending June 30, 2009 the requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. The standard provides two ways for companies to make the measurement-date transition. SFAS 158 also includes additional disclosures in an entity’s annual financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006 (our current fiscal year ending June 30, 2007). At June 30, 2006, we had a PBO that was approximately $6 million higher than the fair value of the U.S. and International defined benefit pension plan assets. The supplemental executive retirement plans (SERPs) had a PBO of approximately $16 million at June 30, 2006. There are no assets in the SERPs. We cannot project the impact to our balance sheet at the adoption date of June 30, 2007 because the PBO and plan assets are dependent on a number of factors that cannot be accurately predicted at this time.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006 (our current fiscal year ending June 30, 2007). We are currently evaluating the impact of SAB 108, which we will adopt in the fourth quarter of fiscal 2007. During the second quarter, we identified a prior year misstatement that we consider to be immaterial under our current approach for evaluating the materiality of a misstatement. However, upon adoption of SAB 108 this misstatement will be considered material to the financial statements and will be corrected upon adoption during the fourth quarter through a cumulative effect adjustment impacting beginning retained earnings and cumulative translation adjustments as of the beginning of fiscal 2007. The misstatement relates to a cumulative translation adjustment of approximately $1.1 million that was not written-off in fiscal 2002 when a European subsidiary was closed as part of a restructuring. This adjustment will have no impact on consolidated stockholders’ equity.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which is effective for fiscal years that begin after December 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement provides an option to report selected financial assets and liabilities at fair value. In addition, SFAS 159 establishes presentation and disclosure requirements for those assets and liabilities which the registrant has chosen to measure at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.
2. Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

	March 31,	June 30,
	2007	2006
Materials	$22,112	$24,408
Work in process	12,425	12,582
Finished goods	24,224	21,769

	$58,761	$58,759

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
3. Stockholders’ Equity
Changes in the components of stockholders’ equity for the nine months ended March 31, 2007 were as follows:

Net earnings	$15,729
Foreign currency translation gain	1,407
Common stock and additional paid-in capital effects of stock option activity	3,626
Cash dividends declared on common stock	(19,349)
Purchases under stock repurchase plans	(1,718)
Unrealized gain on available-for-sale securities	184

Total decrease in stockholders’ equity	$(121)

4. Earnings Per Share
The computation of basic and diluted earnings per share for the three and nine months ended March 31, 2007 and 2006 is shown below.

	Nine Months Ended		Three Months Ended
	3/31/07	3/31/06	3/31/07	3/31/06
Net earnings	$15,729	$19,575	$7,861	$9,068

Weighted average shares outstanding for basic earnings per share	15,223	14,884	15,242	15,011
Effect of dilutive employee stock awards	265	336	302	366

Weighted average shares outstanding for diluted earnings per share	15,488	15,220	15,544	15,377

Basic earnings per share	$1.03	$1.32	$0.52	$0.60

Diluted earnings per share	$1.02	$1.29	$0.51	$0.59

Common shares related to options outstanding under our stock option plans amounting to 824 thousand and 764 thousand shares for the nine months ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive. For the three months ended March 31, 2007 and 2006, 718 thousand and 646 thousand shares, respectively, were excluded from the calculation for the same reason.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
5. Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2007 and 2006 is shown below.

	Nine Months Ended		Three Months Ended
	3/31/07	3/31/06	3/31/07	3/31/06
Net earnings	$15,729	$19,575	$7,861	$9,068
Foreign currency translation gain (loss)	1,407	(76)	439	790
Unrealized gain (loss) on available-for-sale securities, net of tax	184	(74)	(43)	(99)

Total comprehensive income	$17,320	$19,425	$8,257	$9,759

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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
6. Segment Information (Continued)

	Cardiac	Interventional
	Assist /	Products /	Corporate
	Monitoring	Vascular	And
	Products	Grafts	Other	Consolidated
Nine months ended March 31, 2007
Net sales to external customers	$244,051	$35,446	$903	$280,400

Operating earnings (loss)	$25,873	$(8,864)	$2,050	$19,059

Nine months ended March 31, 2006
Net sales to external customers	$233,506	$39,158	$1,236	$273,900

Operating earnings (loss)	$33,267	$(8,701)	$(2,922)	$21,644

Three months ended March 31, 2007
Net sales to external customers	$84,770	$12,504	$326	$97,600

Operating earnings	$8,651	$1,566	$889	$11,106

Three months ended March 31, 2006
Net sales to external customers	$79,995	$12,738	$367	$93,100

Operating earnings (loss)	$10,553	$(1,155)	$(2,161)	$7,237

Reconciliation to consolidated	Nine Months Ended		Three Months Ended
earnings before income taxes:	3/31/07	3/31/06	3/31/07	3/31/06
Consolidated operating earnings	$19,059	$21,644	$11,106	$7,237
Interest income, net	(1,823)	(1,393)	(547)	(393)
Dividend income	(196)	(4,523)	—	(4,523)
Other, net	(903)	1,396	146	325

Consolidated earnings before income taxes	$21,981	$26,164	$11,507	$11,828

Operating earnings within Cardiac Assist / Monitoring Products for the nine months ended March 31, 2007 includes a charge of $2.0 million related to the workforce reductions in the Patient Monitoring Division and the European sales organization.
Operating loss within Interventional Products / Vascular Grafts for the nine months ended March 31, 2007 includes special items of $3.4 million comprising charges of $5.6 million related to the plan to phase out the Interventional Products (IP) business and the workforce reductions in the European sales organization, partially offset by the gain on sale of the ProGuide™ assets of $2.2 million. Operating earnings for the three months ended March 31, 2007 includes the gain on sale of the ProGuide assets of $2.2 million, offset by a charge of $0.3 million related to the IP business exit plan. Operating loss for the nine months ended March 31, 2006 includes a charge of $2.7 million related to the postponement of the X-Site® vascular closure device in the United States.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
6. Segment Information (Continued)
Operating earnings within Corporate and Other for the three and nine months ended March 31, 2007 includes a charge of $0.1 million related to the workforce reductions in Genisphere. Operating loss for the nine months ended March 31, 2006 includes the gain on sale of an unused facility of $0.8 million. Net sales of life science products are included within Corporate and Other. Segment SG&A expenses include fixed corporate G&A charges.
See Note 13, Special Items, for a discussion of the above charges and credits.
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
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of earnings. The compensation expense is recognized over the requisite period based on fair values measured on grant dates.
At the beginning of fiscal 2006, we adopted SFAS 123(R) using the modified prospective method, as permitted under SFAS 123(R), and as such, prior periods have not been restated. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, are recognized as service is rendered after the effective date. In accordance with SFAS 123(R), we recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “stock-based awards”). Stock-based compensation expense for the nine months ended March 31, 2007 and 2006 was $642 thousand and $417 thousand ($380 thousand and $247 thousand after tax), respectively. Stock-based compensation expense for the three months ended March 31, 2007 and 2006 was $282 thousand and $329 thousand ($167 thousand and $195 thousand after tax), respectively. The pretax stock-based compensation expense for the nine months ended March 31, 2007 was recorded in the statement of earnings as follows: $516 thousand in SG&A, $106 thousand in R&D and $20 thousand in cost of sales. The pretax stock-based compensation expense for the nine months ended March 31, 2006 was recorded in the statement of earnings as follows: $398 thousand in SG&A, $13 thousand in R&D and $6 thousand in cost of sales.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards (Continued)
Stock Options
We have one employee stock compensation plan covering 4,150,000 shares of common stock, a stock option plan for members of the Board of Directors of the Company covering 150,000 shares of common stock and option agreements with certain consultants. Stock options have generally been granted with a 4-year vesting period and 10-year term. The stock options vest in equal annual installments over the vesting period.
The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of the Board of Directors of the Company, and must be exercised within ten years from date of grant. We recognize stock-based compensation expense on a straight-line basis over the vesting period, generally four years.
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year contractual term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life and calculated on a daily basis. The expected dividend yield is based on the annualized projection of regular and special dividends.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Expected dividend yield	4.03%	3.72%	3.85%	3.47%
Expected volatility	28%	29%	27%	29%
Risk-free interest rate	4.58%	4.52%	4.50%	4.80%
Expected life (in years)	4.8	4.9	4.8	4.8
Changes in our stock options for the nine months ended March 31, 2007 were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding, beginning of year	2,040,626	$32.47
Granted	146,250	33.71
Exercised	(95,162)	28.64
Forfeited/Expired	(217,054)	34.92

Options outstanding, end of period	1,874,660	$32.47

Options expected to vest, end of period	1,825,248	$32.42

Options exercisable, end of period	1,626,760	$32.15

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards (Continued)
Stock Options (Continued)
We generally issue shares for the exercise of stock options from unissued reserved shares.
The weighted average remaining contractual term was approximately 5.7 years for stock options outstanding and approximately 5.2 years for stock options exercisable as of March 31, 2007. The weighted average fair value of options granted during the three and nine months ended March 31, 2007 was $7.34 and $6.83 per share, respectively. The weighted average fair value of options granted during the three and nine months ended March 31, 2006 was $8.57 and $10.08 per share, respectively.
The total intrinsic value (the excess of the market price over the exercise price) was approximately $8.2 million for stock options outstanding and $7.7 million for stock options exercisable as of March 31, 2007. The total intrinsic value for stock options exercised during the three and nine months ended March 31, 2007 was approximately $0.3 million and $0.6 million, respectively. The total intrinsic value for stock options exercised during the three and nine months ended March 31, 2006 was approximately $3.3 million and $3.9 million, respectively.
As of March 31, 2007, unrecognized stock-based compensation expense related to the unvested portion of our stock options was approximately $1.5 million and is expected to be recognized over a weighted average period of approximately 3 years.
The amount of cash received from the exercise of stock options was approximately $1.7 million and $2.6 million during the three and nine months ended March 31, 2007, respectively, and the related tax benefits were approximately $98 thousand and $191 thousand in the respective periods. The amount of cash received from the exercise of stock options for the three and nine months ended March 31, 2006 was approximately $10.0 million and $12.6 million, respectively, and the related tax benefits were approximately $1.2 million and $1.4 million in the respective periods.
Restricted Stock
The 2005 Plan also provides for grants of restricted stock. During the three months ended March 31, 2007, we granted 3,908 shares of restricted stock to nonemployee directors pursuant to the new compensation plan for nonemployee directors. The restricted shares granted vest one year from the date of grant and have a fair value of $0.1 million, which is being amortized to expense over the vesting period. During the three months ended March 31, 2006, we granted 13,937 shares of restricted stock to an officer. The restricted stock award vests three years from the date of grant and has a fair value of $0.5 million, which is being amortized to expense over the vesting period. All shares of restricted stock granted remained outstanding at March 31, 2007. Stock-based compensation expense related to the shares of restricted stock during the three and nine months ended March 31, 2007 was $79 thousand and $167 thousand, respectively. The weighted average remaining contractual life for the grant of 3,908 and 13,937 restricted shares is approximately 0.8 years and 1.7 years, respectively.

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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
8. Retirement Benefit Plans (Continued)
The components of net pension expense of our U.S. and international defined benefit pension plans and the SERPs include the following:

	Nine Months Ended March 31,
	2007	2006	2007	2006
	U.S. and International		SERPs
Service cost	$2,007	$2,506	$262	$290
Interest cost	3,040	2,874	750	622
Expected return on assets	(2,766)	(2,573)	—	—
Amortization of:
Net loss	9	904	7	17
Unrecognized prior service cost	351	10	(56)	(56)
Curtailment loss	14	—	—	—

Net pension expense	$2,655	$3,721	$963	$873

Employer contributions	$5,000	$7,618

	Three Months Ended March 31,
	2007	2006	2007	2006
	U.S. and International		SERPs
Service cost	$692	$658	$87	$90
Interest cost	1,030	754	250	192
Expected return on assets	(930)	(675)	—	—
Amortization of:
Net loss	2	238	3	5
Unrecognized prior service cost	170	2	(19)	(18)

Net pension expense	$964	$977	$321	$269

Employer contributions	$3,900	$5,063

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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
9. Intangible Assets and Goodwill
The following is a summary of our intangible assets.

	March 31,	June 30,
	2007	2006
Purchased technology and licenses, gross	$24,260	$21,941
Accumulated amortization	(2,339)	(1,476)

Purchased technology and licenses, net	$21,921	$20,465

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
In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received a call option to acquire that business within two years. The product line includes balloon-expandable and self-expanding stent systems to treat stenosis in iliac, renal and infrapopliteal arteries, as well as expandable balloons for use in percutaneous transluminal angioplasty. The purchase price for the distribution license was $2.0 million.
Amortization expense for the nine months ended March 31, 2007 and 2006 was $862 thousand and $653 thousand, respectively, and for the three months ended March 31, 2007 and 2006 was $357 thousand and $229 thousand, respectively.
At March 31, 2007, estimated future amortization expense of intangible assets subject to amortization is as follows: $0.4 million for the remaining three months of fiscal 2007, and $1.4 million, $1.5 million, $2.2 million and $2.6 million for fiscal years 2008, 2009, 2010 and 2011, respectively. The weighted average amortization period is approximately 12 years.
Goodwill
Goodwill as of March 31, 2007 and 2006 was $4.1 million. There was no acquired goodwill and no change in the carrying value of existing goodwill during the nine months ended March 31, 2007. Of the $4.1 million in goodwill, $1.8 million is in the Interventional Products / Vascular Grafts segment and $2.3 million is in Genisphere in Corporate and Other.

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
Credit Arrangements
At March 31, 2007, we had available unsecured lines of credit totaling $99.5 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $25.0 million expires in October 2007, $24.0 million expires in November 2007 and $25.0 million expires in March 2008. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.
Other Contingencies
Pursuant to agreements with X-Site Medical, LLC and Rex Medical LP, we have contingent commitments to make additional payments, which would be triggered by the achievement of certain milestones and sales performance levels not currently estimable.
11. Dividends and Stock Repurchase Program
In February 2007, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.10 per share, payable on April 2, 2007 to stockholders of record as of March 7, 2007. In December 2006, the Board of Directors of the Company increased the regular quarterly dividend for the second quarter of fiscal 2007 to $0.10 per share from $0.07 per share, paid on January 16, 2007 to stockholders of record as of December 27, 2006. In the first quarter of fiscal 2007, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both paid on October 6, 2006 to stockholders of record as of September 28, 2006.
In addition, during the first quarter of fiscal 2007, the Board of Directors of the Company approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company. During the nine months ended March 31, 2007, we purchased approximately 56 thousand shares at a cost of $1.7 million.
In November 2005, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both paid on January 18, 2006 to stockholders of record as of December 27, 2005. The regular quarterly dividends of $0.07 per share for the first and third quarters of fiscal 2006 were paid on October 6, 2005 to stockholders of record as of September 28, 2005 and on April 6, 2006 to stockholders of record as of March 6, 2006, respectively.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
12. Income Taxes
In the third quarter and first nine months of fiscal 2007, the consolidated effective tax rate was 31.7% and 28.4%, respectively, compared to 23.3% and 25.2% in the third quarter and first nine months, respectively, of the prior fiscal year. The higher tax rates in the fiscal 2007 periods were primarily attributable to the expiration of the extraterritorial income exclusion on December 31, 2006 and a shift of earnings mix to higher taxed jurisdictions, partially offset by the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $1.3 million gain on sale of an investment. The lower tax rates in the fiscal 2006 periods were attributable to a lower effective rate on the $4.5 million dividend income due to the dividends received deduction.
13. Special Items
Fiscal 2007
Interventional Products Division Exit Plan
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
We will continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal and On-Site. We also plan to seek a buyer for the On-Site and VasoSeal products. We have engaged an investment bank as financial advisor for the sale of the vascular closure product lines. We expect to complete the redesign and PMA Supplement submission of the X-Site vascular closure device and seek the sale or independent distribution of this device as well. We plan to more than triple the Safeguard sales force by adding Safeguard to the product portfolio of the entire Cardiac Assist sales force, beginning May 2007, an acceleration from the original date of July 2007. We will continue to supply the ProLumen product for the interventional radiology market while we explore opportunities for the sale or independent distribution of this product.
We recorded a pretax charge in the second quarter of fiscal 2007 of $4.2 million related to the IP exit plan, comprising $2.9 million for severance and other termination benefits, $1.0 million for purchase commitments and contract termination costs and $0.3 million for the write-off of fixed assets. Most of the IP employees left the Company by the end of the second quarter of fiscal 2007. In the third quarter of fiscal 2007, we recorded an additional pretax charge of $0.1 million for severance for the remaining IP employees who are being retained beyond the end of the fiscal year, and $0.2 million for other termination expenses related to the IP exit plan.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Special Items (Continued)
Workforce Reductions in Patient Monitoring Division, the European Sales Organization and Genisphere
In October 2006, we reduced the workforce in the Patient Monitoring (PM) Division. All of the terminated employees left the Company by the end of the second quarter of fiscal 2007. As a consequence, we recorded a pretax charge of $0.5 million for severance and other termination benefits.
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
In February 2007, we reduced the workforce in Genisphere. All of the terminated employees left the Company by the end of the third quarter of fiscal 2007. As a consequence, we recorded a pretax charge of $0.1 million for severance and other termination benefits.
The special charges were reflected in the Cardiac Assist / Monitoring Products segment ($2.0 million), the Interventional Products / Vascular Grafts segment ($5.6 million) and Corporate and Other ($0.1 million).
Below is a summary of the special charges for the nine months ended March 31, 2007 and the remaining liability at March 31, 2007.

	IP	Workforce
	Exit Plan	Reductions	Total
Fiscal 2007 Special Charges
Severance expenses	$2,948	$3,231	$6,179
Contractual obligations	999	—	999
Fixed assets and other	515	—	515

Total	$4,462	$3,231	$7,693

Utilized Through March 31, 2007
Severance expenses	$2,629	$2,801	$5,430
Contractual obligations	972	—	972
Fixed assets and other	515	—	515

Subtotal	4,116	2,801	6,917

Remaining balance, March 31, 2007	$346	$430	$776

The remaining liability at March 31, 2007 for the fiscal 2007 special charges is included in accrued expenses in our condensed consolidated balance sheet. The remaining liability will be substantially utilized by the end of fiscal 2007.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Special Items (Continued)
Gain on Sale of ProGuide Assets
In February 2007, we completed the sale of our ProGuide chronic dialysis catheter and the associated assets to a medical device company for $3.0 million plus a royalty on future sales of the ProGuide catheter. ProGuide is the first in the portfolio of products of the IP Division to be sold as part of the divesture of IP products. We recognized a pretax gain on the sale of $2.2 million, $1.4 million after tax or $0.09 per diluted share, in the third quarter of fiscal 2007.
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
Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional Products / Vascular Grafts. We have aggregated our product lines into two reportable segments based on similar manufacturing processes, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. The Cardiac Assist / Monitoring Products segment accounted for 86% of total sales in fiscal 2006 and 87% in the first nine months of fiscal 2007. Our products are sold worldwide by direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.
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
In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received an option to purchase that stent business within two years. We estimate the worldwide market for peripheral vascular stents and percutaneous transluminal angioplasty (PTA) balloons, excluding the United States and Japan, to be $190 million annually.
We are committed to improving our operating margins through increasing the efficiency of our manufacturing operations and cost containment programs.

In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (IP) business. We recorded a pretax charge in the second quarter of fiscal 2007 of $4.2 million related to the exit plan. In the third quarter we recorded an additional charge of $0.4 million primarily related to the IP exit plan.
On February 27, 2007, we completed the sale of our ProGuide™ chronic dialysis catheter and the associated assets to Merit Medical Systems, Inc. of South Jordan, Utah, for $3.0 million plus a royalty on future sales of the ProGuide catheter. ProGuide is the first in the portfolio of products of the Interventional Products Division to be sold as part of the divestiture of IP products. The gain on the sale of approximately $2.2 million is reflected in the third quarter of fiscal 2007.
The remaining IP product portfolio includes our vascular closure devices, VasoSeal®, On-Site™ and X-Site®. We have engaged the investment banking firm of Piper Jaffray & Co. as financial advisor for the sale of these products. We are also exploring opportunities for the sale or independent distribution of our ProLumen™ thrombectomy device for the interventional radiology market.
Additionally, in the second quarter of fiscal 2007, we recorded a pretax charge for severance and other termination benefits for workforce reductions in the Patient Monitoring Division ($0.5 million) and in the European sales organization ($2.6 million).
The combination of the IP exit plan and the workforce reductions noted above are estimated to save $19 million in costs annually; $17 million of which took effect at the start of the third quarter, with the balance of $2 million taking effect at the start of fiscal 2008.
Our financial position continued strong at the end of March 2007. Cash and marketable investments were $61.8 million compared to $69.9 million at June 30, 2006. The Board of Directors of the Company declared a regular quarterly cash dividend of $0.10 per share, or $1.5 million, payable on April 2, 2007 to stockholders of record as of March 7, 2007.
Results of Operations
Net Sales
Net sales were $97.6 million in the third quarter and $280.4 million in the first nine months of fiscal 2007, compared to $93.1 million and $273.9 million, respectively, for the corresponding periods last year. Favorable foreign exchange translation, as a result of the weaker United States dollar relative to the Euro and the British Pound, increased sales by $2.1 million in the third quarter and $4.2 million in the first nine months of fiscal 2007.
Sales in the United States were $56.2 million and $167.4 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $57.3 million and $171.2 million for the corresponding periods last year. The decrease in sales in the third quarter of fiscal 2007 was principally attributable to reduced sales ($1.8 million) in the Interventional Products business. The sales decrease in the first nine months of fiscal 2007 was attributable to lower sales in all businesses except Cardiac Assist. The increase in Cardiac Assist sales ($6.1 million) was primarily attributable to sales of EVH products, acquired in January 2006, and an improved mix of sales of higher priced CS100® balloon pumps.
Sales in international markets grew to $41.4 million and $113.0 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $35.8 million and $102.7 million for the corresponding periods last year. Sales increased in all businesses, except in the IP business, in the third quarter and first nine months this year, compared to the same period last year, primarily attributable to higher Cardiac Assist and Patient Monitoring sales and favorable foreign exchange as noted above.
Sales of the Cardiac Assist / Monitoring Products segment were $84.8 million in the third quarter of fiscal 2007 compared to $80.0 million last year, and $244.1 million in the first nine months of fiscal 2007 compared to $233.5 million last year.
Sales of Cardiac Assist products in the third quarter of fiscal 2007 increased 4% year-over-year to $45.0 million, due principally to increased sales of intra-aortic balloons (IAB’s) in international markets and increased sales of ClearGlide endoscopic vessel harvesting products. Favorable foreign exchange translation contributed $0.8 million to cardiac assist sales in the third quarter of fiscal 2007. In the first nine months of fiscal 2007, sales of Cardiac Assist products were $127.9 million, a 9% increase compared to $117.5 million last year due to sales of ClearGlide and increased sales of IAB’s ($2.7 million) and balloon pumps ($1.1 million).
We recently received FDA clearance for a new generation of IAB products; the Sensation™ 7 Fr. IAB catheter and the CS300™ automatic IAB pump. Using fiber optic technology, the Sensation 7 Fr. uniquely offers the world’s smallest diameter IAB as well as blood pressure monitoring with greater convenience and higher fidelity than conventional invasive blood pressure monitoring. The Sensation 7 Fr. catheter also employs Datascope’s Durathane™ balloon membrane, the most abrasion resistant of any IAB in the industry.
The CS300 balloon pump is a fully automatic pump with all the features of our market leading CS100 balloon pump plus the capability to operate with the fiber optic Sensation 7 Fr. IAB. The CS300 pump is expected to further enhance our competitive position in all world markets.
Sales of the CS300 pump began in March 2007 to the U.S. and European markets. The full market launch of the Sensation catheter in the United States, originally planned for March 2007, is now scheduled for early June following completion of a limited market release. We do not expect that this delay will affect sales of the new pump because the CS300 pump operates with other IAB’s. The CE Mark application for Sensation, made in December 2006, was received May 8, 2007.
Sales of Patient Monitoring products in the third quarter of fiscal 2007 increased 8% to $39.8 million, primarily reflecting higher sales of Panorama™ central monitoring systems in certain international markets and increased worldwide sales of stand-alone patient monitors, including sales of the new Spectrum® OR monitor. Favorable foreign exchange translation contributed $0.8 million to patient monitoring sales in the third quarter of fiscal 2007. The Spectrum OR monitor, introduced in the second quarter, is the first Datascope monitor specifically designed for the operating room. Spectrum OR strengthens our competitive position in the $150 million annual worldwide market for operating room monitors, and with customers that seek to standardize monitoring in different areas of the hospital with one supplier. Sales of Patient Monitoring products were $116.2 million in the first nine months of fiscal 2007 compared to $116.0 million last year principally due to increased sales of stand-alone patient monitors.
In the third quarter of fiscal 2007, we began shipping the new AccuNet™, a wireless software solution, that combines with our Accutorr® Plus portable monitor to provide hospital staff with real-time health status updates by transmitting clinical data, via secure encryption, to a patient’s electronic record. The AccuNet is expected to strengthen our competitive position in the $70 million-plus U.S. vital signs monitoring market and is expected to contribute to sales growth of the Accutorr Plus monitor.
Also in the third quarter, we entered into an exclusive agreement to supply Accutorr for all vital signs monitoring to one of the largest non-profit hospital networks in the United States.
Sales of the Interventional Products / Vascular Grafts segment were $12.5 million in the third quarter of fiscal 2007 compared to $12.7 million last year, and $35.4 million in the first nine months of fiscal 2007 compared to $39.2 million last year.
Sales of Interventional Products (IP) in the third quarter of fiscal 2007 were $3.6 million, down 33% from $5.4 million last year. A 49% decline in sales of vascular closure products was partially offset by a 13% increase in sales of Safeguard™. IP sales are expected to decline, with the exception of Safeguard, until the business has been phased out or sold (see Special Items). In the first nine months of fiscal 2007, sales of IP were $12.2 million, down 30% from the same period last year, due to the same reasons discussed above.
Sales of our Safeguard assisted pressure device continued to show double digit growth in the third quarter of fiscal 2007. In March 2007, we received FDA 510(k) clearance to claim that Safeguard reduces manual compression time needed to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures. By sharply reducing the amount of nursing labor devoted to post-procedure hemostasis, Safeguard adds a significant economic incentive for its use, which enhances the prospects for continued penetration of an estimated $125 million annual worldwide market.
Safeguard is currently being sold by a small dedicated direct sales force. We plan to more than triple the Safeguard sales force by adding Safeguard to the product portfolio of the entire Cardiac Assist sales force, beginning May 2007, an acceleration from the original date of July 2007.
Sales of InterVascular products in the third quarter increased 21% to $8.9 million principally due to sales of peripheral vascular stent products, acquired from Sorin Group, of Milan, Italy, in January 2007, and increased sales of vascular grafts to Gore, Datascope’s exclusive distributor in the United States. Favorable foreign exchange translation contributed $0.4 million to InterVascular sales in the third quarter of fiscal 2007. In the first nine months of fiscal 2007, sales of InterVascular products were $23.3 million compared to $21.9 million last year due to the same reasons discussed above.
The five-year agreement with Sorin gives InterVascular exclusive distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, Datascope has the option to purchase that stent business within two years. The product line includes balloon-expandable and self-expanding stent systems to treat stenosis in iliac, renal and infrapopliteal arteries, as well as expandable balloons for use in percutaneous angioplasty (PTA). We estimate the worldwide market for peripheral vascular stents and PTA balloons, excluding the United States and Japan, to be $190 million annually.

Sales of Genisphere products were $0.3 million and $0.9 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $0.4 million and $1.2 million for the corresponding periods last year.
Gross Profit (Net Sales Less Cost of Sales)
Gross profit increased $1.1 million or 2% in the third quarter and $2.8 million or 2% in the first nine months of fiscal 2007, principally due to increased sales of Cardiac Assist products. Gross margin was 55.3% for the third quarter and 55.8% for the first nine months of fiscal 2007, respectively, compared to 56.8% and 56.1% for the corresponding periods last year. The lower gross margin in the third quarter and first nine month period of fiscal 2007 compared to the same periods last year was principally due to a less favorable sales mix as a result of lower sales of higher margin VasoSeal devices ($1.7 million in the third quarter and $5.9 million in the first nine months), and lower margin in Patient Monitoring primarily as a result of competitive pressure on prices.
Research and Development Expense (R&D)
R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $8.6 million in the third quarter of fiscal 2007, equivalent to 8.8% of sales, compared to $9.6 million or 10.3% of sales for the same period last year. R&D expense was $25.8 million, equivalent to 9.2% of sales in the first nine months of fiscal 2007, compared to $27.7 million or 10.1% of sales for the same period last year.
R&D expense for the Cardiac Assist / Monitoring Products segment was $5.9 million in the third quarter and $17.8 million in the first nine months of fiscal 2007 compared to $6.8 million and $18.8 million, respectively, in the corresponding periods last year. The decrease was primarily due to higher software development costs capitalized for patient monitors in the third quarter this year, which reduced R&D expenses compared to the prior year ($0.8 million in the third quarter and $2.4 million in the first nine months).
R&D expense for the Interventional Products / Vascular Grafts segment was $1.6 million in the third quarter and $5.6 million in the first nine months of fiscal 2007 compared to $2.0 million and $6.8 million in the corresponding periods last year. The decrease was attributable to higher expense incurred last year for development of the On-Site and X-Site vascular closure devices and the cost savings this year resulting from the Interventional Products exit plan.
The balance of consolidated R&D is in the Corporate and Other segment and amounted to $1.0 million in the third quarter and $2.3 million in the first nine months of fiscal 2007 compared to $0.8 million and $2.1 million, respectively, in the corresponding periods last year. Corporate and Other R&D includes corporate design and regulatory and Genisphere R&D expenses.
Selling, General & Administrative Expense (SG&A)
Total SG&A expense of $36.2 million in the third quarter of fiscal 2007 or 37.1% of sales, compared to $36.1 million or 38.7% of sales, last year. Included in general and administrative expenses in the third quarter of fiscal 2007 were expenses of approximately $1.1 million related to the recent inquiries previously disclosed in our 8-K filings. In the first nine months of fiscal 2007, SG&A expense increased 1% to $106.1 million or 37.8% of sales, compared to $105.0 million or 38.3% of sales for the same period last year.
SG&A expense for the Cardiac Assist / Monitoring Products segment increased $4.4 million or 17% to $30.7 million, in the third quarter of fiscal 2007, primarily attributable to the higher selling and clinical expenses associated with the EVH business ($0.2 million) acquired in January 2006, filling open sales and marketing positions in Cardiac Assist ($0.3 million), higher selling expenses in Patient Monitoring associated with the increased sales ($1.1 million) and higher fixed corporate G&A charges ($2.2 million). SG&A expense increased $10.3 million or 14% to $86.1 million in the first nine months of fiscal 2007 due to the same reasons discussed above. As a percentage of segment sales, SG&A expenses were 36.2% in the third quarter of fiscal 2007 and 35.3% in the first nine months of fiscal 2007 compared to 32.9% and 32.5% in the corresponding periods last year. The increase in the fiscal 2007 periods was primarily due to the same reasons noted above.
SG&A expense for the Interventional Products / Vascular Grafts segment decreased $0.9 million or 11% to $7.5 million in the third quarter of fiscal 2007 and decreased $2.9 million or 11% to $24.4 million in the first nine months of fiscal 2007. The decreases were due primarily to the workforce reduction in the Interventional Products Division as a result of the IP exit plan which commenced October 19, 2006. As a percentage of segment sales, SG&A expenses were 60.2% in the third quarter of fiscal 2007 and 68.8% in the first nine months of fiscal 2007 compared to 66.4% and 69.6% in the corresponding periods last year. The decrease in the fiscal 2007 periods was attributable to the reduction in SG&A expenses related to the IP exit plan.
Segment SG&A expense includes fixed corporate G&A charges.
Special Items
          Fiscal 2007
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
We will continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal and On-Site. We also plan to seek a buyer for the On-Site and VasoSeal products. We have engaged an investment bank as financial advisor for the sale of the vascular closure product lines. We expect to complete the redesign of the X-Site vascular closure device by the end of fiscal 2007 and seek the sale or independent distribution of this device as well. We plan to more than triple the Safeguard sales force by adding Safeguard to the product portfolio of the entire Cardiac Assist sales force, beginning May 2007, an acceleration from the original date of July 2007. We will continue to supply the ProLumen product for the interventional radiology market while we explore opportunities for the sale or independent distribution of this product.

We recorded a pretax charge in the second quarter of fiscal 2007 of $4.2 million related to the IP exit plan, comprising $2.9 million for severance and other termination benefits, $1.0 million for purchase commitments and contract termination costs and $0.3 million for the write-off of fixed assets. Most of the IP employees left the Company by the end of the second quarter of fiscal 2007. In the third quarter of fiscal 2007 we recorded an additional pretax charge of $0.1 million for severance for the remaining IP employees who are being retained beyond the end of the fiscal year, and $0.2 million for other termination expenses related to the IP exit plan. Severance expenses of approximately $0.1 million will be recorded in the fourth quarter of fiscal 2007 related to the remaining IP employees.
Gain on Sale of ProGuide Assets
On February 27, 2007, we completed the sale of our ProGuide chronic dialysis catheter and the associated assets to Merit Medical Systems, Inc. of South Jordan, Utah for $3 million plus a royalty on future sales of the ProGuide catheter. ProGuide is the first in the portfolio of products of the Interventional Products Division to be sold as part of the divestiture of IP products. The gain on the sale of approximately $2.2 million is reflected in the third quarter of fiscal 2007.
Workforce Reductions in the Patient Monitoring Division, the European Sales Organization and Genisphere
In October 2006, we reduced the workforce in the Patient Monitoring (PM) Division. All of the terminated employees left the Company by the end of the third quarter of fiscal 2007. As a consequence, we recorded a pretax charge of $0.5 million for severance and other termination benefits.
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
In February 2007, we reduced the workforce in Genisphere. All of the terminated employees left the Company by the end of the third quarter of fiscal 2007. As a consequence, we recorded a pretax charge of $0.1 million for severance and other termination benefits.
The special charges noted above were reflected in the Cardiac Assist / Monitoring Products segment ($2.0 million), the Interventional Products / Vascular Grafts segment ($5.6 million) and Corporate and Other ($0.1 million).
The combination of the IP exit plan and the workforce reductions noted above resulted in a total headcount reduction of 116 positions at March 31, 2007 with another 9 positions anticipated to be reduced by the end of the third quarter of fiscal 2008. The above programs are estimated to save approximately $19 million of costs annually, $17 million of which took effect at the start of the fiscal third quarter, with the balance of $2 million taking effect at the start of fiscal 2008.

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
Interest Income
Interest income of $0.6 million in the third quarter of fiscal 2007 was unchanged from the same period last year. An increase in the average yield (4.0% to 4.6%) was offset by a decrease in the average portfolio ($52.2 million to $47.6 million). Interest income was $1.9 million in the first nine months of fiscal 2007 compared to $1.7 million last year with the increase due to an increase in the average yield (3.9% to 4.6%) and an increase in the average portfolio ($51.5 million to $53.3 million).
Dividend Income
We have a preferred stock investment in Masimo Corporation, a key supplier to the Patient Monitoring business. In February 2006, Masimo’s Board of Directors and stockholders approved a special dividend payment to all stockholders. In the third quarter of fiscal 2006, we received $3.9 million of that special dividend, with the balance of $0.6 million collected at a later date.
In December 2006, Masimo’s Board of Directors and stockholders approved an additional special dividend to all stockholders. The dividend of $0.2 million was paid in the third quarter of fiscal 2007.
Other, Net
Other, net decreased $0.2 million in the third quarter of fiscal 2007 compared to the same period last year attributable primarily to reduced foreign exchange losses. Other, net in the first nine months of fiscal 2007 reflected a pretax gain of $1.3 million on the sale of an investment that was impaired in fiscal 2002. Other, net in the first nine months last year reflected an impairment loss of $0.9 million related to the write-down of marketable securities that were ultimately liquidated during fiscal 2006 as part of the planned repatriation of foreign earnings of $29.6 million.

Income Taxes
In the third quarter and first nine months of fiscal 2007, the consolidated effective tax rate was 31.7% and 28.4%, respectively, compared to 23.3% and 25.2% in the third quarter and first nine months, respectively, of the prior fiscal year. The higher tax rates in the fiscal 2007 periods were primarily attributable to the expiration of the extraterritorial income exclusion on December 31, 2006 and a shift of earnings mix to higher taxed jurisdictions, partially offset by the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $1.3 million gain on sale of an investment. The lower tax rates in the fiscal 2006 periods were also attributable to a lower effective rate on the $4.5 million dividend income due to the dividends received deduction.
Net Earnings
Net earnings were $7.9 million or $0.51 per diluted share in the third quarter of fiscal 2007 compared to $9.1 million or $0.59 per diluted share last year. Net earnings in the third quarter of fiscal 2007 reflected an increased gross margin ($1.1 million) from higher sales and special items of $1.2 million after tax. Net earnings in the third quarter last year reflected the special dividend income ($3.9 million after tax).
Net earnings were $15.7 million or $1.02 per diluted share in the first nine months of fiscal 2007 compared to $19.6 million or $1.29 per diluted share for the same period last year. Lower earnings in the first nine months of fiscal 2007 were principally due to the higher special items this year ($4.4 million after tax).
New Distribution Agreement
In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received a call option to acquire that business within two years. The product line includes balloon-expandable and self-expanding stent systems to treat stenosis in iliac, renal and infrapopliteal arteries, as well as expandable balloons for use in PTA. We estimate the worldwide market for peripheral vascular stents and PTA balloons, excluding the United States and Japan, to be $190 million annually. The total purchase price paid in January 2007 for the distribution license and the call option was $3.3 million.
Liquidity and Capital Resources
We consider our cash and cash equivalents, short-term investments, cash generated from operating activities and available unsecured lines of credit to be our principal sources of liquidity.
Cash and cash equivalents and short-term investments at March 31, 2007 were $53.8 million compared to $52.6 million at June 30, 2006. Long-term investments were $14.4 million at March 31, 2007 compared to $22.3 million at June 30, 2006. The decrease in long-term investments was principally due to the classification of an $8.7 million investment from long-term to short-term due to its maturity within the next twelve months.
Working capital increased to $164.3 million compared to $157.5 million at the end of fiscal 2006. The current ratio increased to 4.1:1 from 3.8:1.

The increase in working capital was primarily due to an increase in prepaid expenses and other current assets ($3.9 million) and a decrease in current liabilities ($2.7 million).
The increase in prepaid expenses and other current assets was primarily due to higher pension plan contributions. The decrease in current liabilities was primarily attributable to a decrease in accounts payable ($1.3 million) and accrued compensation ($2.0 million).
In the first nine months of fiscal 2007, we provided $20.4 million of net cash from operating activities compared to $17.2 million last year with the increase primarily attributable to a reduction in inventory resulting largely from a program to reduce inventory levels in Patient Monitoring and a reduction in accounts receivable resulting from improved collections. The above was partially offset by reduced net earnings.
We provided a net $2.4 million of cash from investing activities in the first nine months of fiscal 2007. Net sales and maturities of investments yielded $83.7 million of cash. These proceeds were spent on $72.3 million of investment purchases, $4.1 million of capital expenditures, $2.2 million for licenses and purchased technology (primarily for the Sorin stent distribution license) and $5.7 million of capitalized software.
We used $18.3 million of net cash from financing activities in the first nine months of fiscal 2007. We paid $1.7 million for share repurchases and $18.9 million in dividends, comprising three quarterly dividend payments and a special dividend of $1.00 per share, partially funded by $2.6 million of proceeds from the exercise of stock options.
At March 31, 2007, we had available unsecured lines of credit totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period. Of the total available, $25.0 million expires in October 2007, $24.0 million expires in November 2007 and $25.0 million expires in March 2008. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.
On February 26, 2007 the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, payable on April 2, 2007 to stockholders of record as of March 7, 2007.
On December 13, 2006, the Board of Directors of the Company increased the regular quarterly cash dividend to $0.10 per share from $0.07 per share payable on January 16, 2007 to stockholders of record as of December 27, 2006.
On September 12, 2006, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both payable on October 6, 2006 to stockholders of record as of September 28, 2006. In addition, the Board of Directors approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions and may be discontinued at any time at the discretion of the Company. During the nine months ended March 31, 2007, we purchased approximately 56 thousand shares at a cost of $1.7 million.
We believe that our existing cash and investment balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current United States inflation has not significantly affected the Company.

Information Concerning Forward Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control, including the risk that the workforce reductions at the Interventional Products, Patient Monitoring Division and the European sales organization may not produce the full amount of cost savings projected, that the CS300 pump will not further enhance our competitive position in all world markets, that the delay of the full market launch of the Sensation IAB will affect sales of the CS300 pump, that the AccuNet will not strengthen our competitive position in the $70 million-plus U.S. vital signs monitoring market and will not contribute to sales growth of the Accutorr Plus monitor, that the Spectrum OR monitor will not strengthen our competitive position with customers that seek to standardize monitoring in different areas of the hospital, and that market conditions may change, particularly as result of competitive activity in the markets served by the Company. Additional risks include the Company’s dependence on certain unaffiliated suppliers (including single source manufacturers) for patient monitoring, cardiac assist and interventional products, continued demand for the Company’s products, rapid and significant changes that generally characterize the medical device industry and the ability to continue to respond to such changes and the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006 (our fiscal year 2007). We are currently evaluating the impact of SAB 108, which we will adopt in the fourth quarter of fiscal 2007. During the third quarter we identified a prior year misstatement that we consider to be immaterial under our current approach for evaluating the materiality of a misstatement. However, upon adoption of SAB 108 this misstatement will be considered material to the financial statements and will be corrected upon adoption during the fourth quarter through a cumulative effect adjustment impacting beginning retained earnings and cumulative translation adjustments as of the beginning of fiscal 2007. The misstatement relates to a cumulative translation adjustment of approximately $1.1 million that was not written-off in fiscal 2002 when a European subsidiary was closed as part of a restructuring. This adjustment will have no impact on consolidated stockholders’ equity.
In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which is effective for fiscal years that begin after December 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
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
None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the nine-month periods ended March 31, 2007 and 2006.
As of March 31, 2007, we had a notional amount of $17.4 million of foreign exchange forward contracts outstanding, denominated in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

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
We carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer (Acting), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer (Acting) concluded that our disclosure controls and procedures were effective.
During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table sets forth information on repurchases by the Company of its common stock during the third quarter of fiscal 2007.

				Total Value of
			Total Number of	Shares that May
	Total Number of	Average	Shares Purchased	Yet Be Purchased
	Shares	Price	as a Part of Publicly	Under the Programs
Fiscal Period	Purchased	Per Share	Announced Programs	($ 000’s)
01/01/07 - 01/31/07	—	$—	—	$42,963
02/01/07 - 02/28/07	—	—	—	42,963
03/01/07 - 03/31/07	—	—	—	42,963

Total third quarter	—	$—	—	$42,963

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

DATASCOPE CORP. Registrant
By:	/s/ Lawrence Saper
Lawrence Saper
Chairman of the Board and Chief Executive Officer

By:	/s/ Henry M. Scaramelli
Henry M. Scaramelli
Vice President and Chief Financial Officer (Acting)

Dated: May 10, 2007