Form 10-K
period 2007-06-30
DATASCOPE CORP
filed 2007-09-12
CIK 27096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-06516

Datascope Corp.
(Exact name of registrant as specified in its charter)

Delaware	13-2529596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14 Philips Parkway Montvale, New Jersey	07645 (Zip Code)
(Address of principal executive offices)

(201) 391-8100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filers and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 29, 2006 was approximately $467 million. As of August 31, 2007, there were 15,350,552 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 29, 2007 pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated by reference in Items 10 through 14 of Part III of this Form 10-K.

DATASCOPE CORP.

FORM 10-K

i

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

Overview

Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. Datascope Corp. is the global leader in intra-aortic balloon counterpulsation. We have four product lines that are aggregated into two reportable segments, Cardiac Assist/Monitoring Products and Interventional/Vascular Products. The Cardiac Assist/Monitoring Products segment accounts for 87% of total sales. Operating data for each segment for the last three fiscal years is set forth in Note 10 to the Consolidated Financial Statements. Our products are distributed worldwide by direct sales employees and independent distributors. Originally organized as a New York corporation in 1964, we reincorporated in Delaware in 1989.

In June 2007, we acquired Artema Medical AB, a privately held Swedish manufacturer of proprietary gas analyzers, which identify and measure the concentration of anesthetic agents used during surgery, to expand our product offerings targeted toward the surgical marketplace. Artema is the developer of the world’s most compact and power efficient side-stream gas analyzer, the Artema AIONtm, which is sold on an Original Equipment Manufacturer (OEM) basis to patient monitoring companies. We intend to maintain Artema as a stand-alone company serving its OEM customers and to incorporate Artema’s gas bench technology in our patient monitors for use in operating rooms (ORs), significantly reducing the cost while enhancing the capabilities of those monitors. Artema is included in the Cardiac Assist/Monitoring Products segment. The global market for anesthetic measurement equipment is estimated at $80 million annually.

In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received an option to purchase Sorin’s worldwide peripheral vascular stent business within two years. We estimate the worldwide market for peripheral vascular stents and percutaneous transluminal angioplasty (PTA) balloons, excluding the United States and Japan, to be $190 million annually.

In January 2006, we acquired the ClearGlide® EVH product, from Ethicon, a Johnson & Johnson company. EVH devices enable less-invasive techniques for the harvesting of suitable vessels for use in coronary artery bypass grafting. The vessel harvesting product line was integrated into the Cardiac Assist business, which markets its products to cardiac surgeons who perform coronary bypass graft surgery. We estimate the potential annual market for EVH to be $220 million.

In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (IP) business. We have engaged an investment bank as financial advisor for the sale of our vascular closure devices, VasoSeal®, On-Sitetm and X-Site®. We plan to seek the sale or independent distribution of our ProLumentm thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict that is being appealed (see Item 3. Legal Proceedings for a discussion of litigation relating to ProLumen). In February 2007, we completed the sale of our ProGuidetm chronic dialysis catheter and the associated assets for $3.0 million plus a royalty on future sales of the ProGuide catheter.

Our Safeguardtm assisted pressure device received FDA 510(k) clearance to claim reduced manual compression time to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures in March 2007. In May 2007, following FDA clearance of the new clinical claim, we tripled the Safeguard sales and marketing effort in the United States from a pilot sales group to the entire Cardiac Assist direct sales force. Safeguard is aimed at an estimated $125 million annual worldwide market.

Additionally, in fiscal 2007, we implemented workforce reductions in the Patient Monitoring Division, Corporate, Genisphere and in the European sales organization.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other materials we have filed with the Securities and Exchange Commission (SEC) may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are also available on our website at http://www.datascope.com.

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

Glossary

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

Hemostasis is the stopping of bleeding, either by physiological properties of coagulation and vasoconstriction (narrowing of the blood vessels) or by surgical or mechanical means.

Manual Compression is the stopping of bleeding by physical pressure placed specifically on a venous or arterial access site. With relation to our IP products, manual compression is typically applied to the femoral artery.

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

Major Product Lines

Our four major product lines are Cardiac Assist, Patient Monitoring, Vascular Products and IP. The following table shows the percentage of sales by major product line as a percentage of total sales for the last three years:

	Fiscal Year Ended June 30,
	2007	2006	2005

Cardiac Assist	46%	43%	39%
Patient Monitoring	41%	43%	43%
Vascular Products	9%	8%	10%
Interventional Products	4%	6%	8%

Below is a more detailed description of our major product lines:

Cardiac Assist

We are a leader and pioneer in intra-aortic balloon (IAB) counterpulsation which is used to support and stabilize heart function. This therapy increases the heart’s output and the supply of oxygen-rich blood to the heart’s coronary arteries while reducing the heart muscle’s workload and its oxygen demand.

Our line of cardiac assist products and their significant features are as follows:

Counterpulsation Products

The intra-aortic balloon pump system is used for the treatment of high-risk cardiac conditions resulting from ischemic heart disease and heart failure. Patients experiencing acute coronary syndromes such as acute myocardial infarction, cardiogenic shock and unstable angina may require IAB therapy to support and stabilize their cardiac status. IAB therapy is also used for high-risk patients who require revascularization procedures such as percutaneous coronary interventions or coronary artery bypass procedures including both on-pump and off-pump techniques. These products and therapy may be used before or during coronary artery bypass grafting or percutaneous coronary interventions for hemodynamic support.

We produce a line of disposable intra-aortic balloon catheters that serve as the pumping device within the patient’s aorta. We introduced the first balloon catheter capable of percutaneous insertion. This innovation eliminated the need for surgical insertion. As a result, the market for cardiac assist products expanded from open-heart surgery to interventional cardiology.

Intra-Aortic Balloon Pumps (IABPs)

CS300tm

The CS300 balloon pump, our next generation balloon pump, was introduced in the third quarter of fiscal 2007. The CS300 is a fully automatic pump with all the features of Datascope’s CS100® balloon pump. The CS300 balloon pump teams up with the new Sensationtm 7 Fr. fiber-optic balloon catheter to provide higher fidelity blood pressure monitoring while eliminating the need for an additional invasive arterial pressure catheter as required by conventional balloon pump systems. The CS300 features rapid start-up with a single push button to allow faster initiation of therapy, a valuable feature in cardiac emergencies.

CS100

The CS100 automatic IABP, launched in August 2003, includes IntelliSynctm automated arrhythmia tracking and timing algorithms. Other features of the CS100 include automated trigger selection for easier and continuous patient support, automatic “Beat to Beat” timing adjustments based on the patient’s physiologic landmarks and faster pneumatics to support the most challenging arrhythmic patients.

System 98XT

The System 98XT IABP incorporates the CardioSync® 2 software with improved algorithms to provide enhanced counterpulsation therapy. Other features of the System 98XT include faster pneumatics and reduced required user intervention.

Significant Developments

In the last few years, we have expanded our product line of IABP’s and achieved the following regulatory and marketing milestones:

•	CS300 pump sales began in March 2007 to the U.S. and European markets
•	CS100 approval to distribute in Japan received in August 2004
•	CS100 United States and European market introduction in August 2003

Intra-Aortic Balloon Catheters (IABs)

We manufacture a broad line of disposable IAB catheters for use with intra-aortic balloon pumps in support of counterpulsation therapy.

Sensation 7 Fr.

In the third quarter of fiscal 2007, we launched the Sensation 7 Fr. IAB catheter. Using fiber optic technology, the Sensation 7 Fr. offers the smallest diameter IAB as well as blood pressure monitoring with greater convenience and higher fidelity blood pressure waveform than conventional invasive blood pressure monitoring. The reduced size of the Sensation 7 Fr. enables clinicians to use counterpulsation therapy for a broader range of patients, including patients with smaller peripheral blood vessels, peripheral vascular disease and diabetes. The Sensation 7 Fr. catheter also employs Datascope’s Durathanetm balloon membrane, the most abrasion resistant of any IAB in the industry. Greater resistance to abrasion allows longer periods of balloon pumping therapy.

Lineartm 7.5 Fr.

In January 2005, we launched our Linear 7.5 Fr. IAB catheter. Linear 7.5 Fr., with a Durathane membrane and improved 7.5 Fr. introducer sheath, offers easier insertion, abrasion resistance and improved fatigue resistance and is ideal for smaller adults, diabetics and patients with peripheral vascular disease. Linear 7.5 Fr. is available in 25cc, 34cc and 40cc balloon volumes.

Fidelity®

In February 2002, we launched our Fidelity IAB catheter. We believe that Fidelity provides superior performance to all other 8 Fr. catheters in the market. Fidelity also offers the largest central lumen (0.030”) for consistent, clear arterial waveforms which results in better delivery of counterpulsation therapy for the patient and easier patient management for the healthcare provider. The new polymer design enables Fidelity to insert easily and navigate tortuous anatomies. Once inserted, physicians have the longest insertable length available on the market to ensure optimal balloon placement. Fidelity is available in 25cc, 34cc and 40cc balloon volumes.

In addition, we manufacture a complete line of intra-aortic balloon catheters to accommodate counterpulsation therapy in both the adult and pediatric population. We manufacture catheters for pediatric patients in the 2.5cc, 5cc, 7cc, 12cc and 20cc volumes. Our 9.5 Fr. intra-aortic balloon catheters are available in 25cc, 34cc and 40cc volumes. A 50cc volume is also available for patients who are taller than 6 feet. In fiscal 2007, we developed a reduced length membrane balloon for the Japanese market which is specifically designed for clinical needs of Japanese patients.

In June 2004, we introduced the first and only needle-free securement device for IAB catheters, the StatLock®1, which secures the IAB catheter to the patient without the danger of accidental needlesticks or suture wound complications. We estimate that more than 25% of our U.S. customers are utilizing this device.

Clinical Support

We provide the following clinical and educational services to our customers:

•	Telemedicine via our PC-IABP products which offers remote pump monitoring, allowing the healthcare provider continuous access and instantaneous troubleshooting from highly trained technicians.
•	24 hour, 7 day clinical support.
•	On-site training and education for all personnel involved with patient care; over 30,000 clinicians are trained by our clinical staff annually.
•	Comprehensive educational materials for hospital staff, patient and family.
•	Consultative services to help hospitals maximize the goals of counterpulsation therapy within the hospital network.
•	The Benchmark® Registry — a comprehensive registry database to assist hospitals worldwide in tracking and comparing outcomes of counterpulsation therapy administered to their patients. This enables our customers to demonstrate and measure the clinical benefits of the therapy. We believe that we are the only supplier offering a comprehensive, centralized repository of global IABP information.

Endoscopic Vessel Harvesting

In January 2006, we acquired the ClearGlide EVH product line from the CardioVations division of Ethicon, a Johnson & Johnson company. EVH devices enable less-invasive techniques for the harvesting of suitable vessels for use in conjunction with coronary artery bypass grafting.

EVH has been steadily replacing traditional open vessel harvesting techniques since the early 1990s. EVH allows surgeons to avoid problems associated with the traditional “open” vessel harvesting techniques which include significant pain and discomfort for the patient during the recovery period and post incision scars that run the full length of the patient’s leg or forearm. The large incisions resulting from the “open” technique are associated with high rates of wound complications including dehiscence, hematoma and infection, all of which are avoided through the use of EVH.

Our EVH product line consists of the ClearGlide procedural kits for saphenous vein and radial artery harvesting. The major components of these procedural kits are:

The ClearGlide Optical Vessel Dissector is a dissecting device with an optically clear blunt dissecting tip which allows videoscopic visualization and creates a cavity for instrument passage during insertion, tunneling, and dissection. The device consists of a handle, a shaft and a transparent angled blunt tip that creates an operative

1 StatLock is a registered trademark of Venetec International, Inc.

working space around the vein and its side branches and allows for smooth, atraumatic dissection on anterior and lateral surfaces.

The ClearGlide Ultra Retractor elevates the skin to maintain an operative working space for insertion and passage of dissecting and ligating instruments. It consists of a handle, covered cannula and a transparent blunt tip spoon that dissects tissue and creates a working space within which instruments are positioned, passed and used to manipulate tissue; and permits the user to visualize the tissue beyond the tip during insertion, tunneling, dissection and retraction.

The ClearGlide Precision Bipolar Device is used in conjunction with the ClearGlide Ultra Retractor to provide controlled coagulation and cutting in one step, minimizing instrument exchanges to accelerate EVH procedure time.

The ClearGlide Radial Artery Kit includes the Ethicon Harmonic Scalpel® shear that allows for fast, safe cutting and coagulation of the side branches of the radial artery. Use during radial artery harvesting procedures results in low vessel trauma and spasm as well as reduced blood loss versus other cutting and coagulation methods. Additional kit components include a vessel dissector which is used to ensure that the target vessel is free of all connective tissue and side branch vessels prior to ligation and extraction and endoscopic scissors used to divide and cut tissue. Finally, two tie Endoloop® ligature enables the surgeon to ligate the target vessel without making additional incisions, thus establishing the ClearGlide kit as the only true single incision procedure kit in the EVH market.

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

Patient Monitoring

We manufacture and market a broad line of physiological monitors and monitoring systems designed to provide for patient safety and management of patient care. Our monitoring products are developed for the demands of today’s health care environment and many can be integrated with our Panoramatm Central Monitoring System. They range from spot-check blood pressure monitoring devices to high acuity, multi-parameter monitoring systems. They are used in operating rooms, emergency departments, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms as well as general hospital departments.

As part of our operating room business, we offer the Anestar® Plus and Anestar® S Anesthesia Delivery Systems, which integrate to the Gas Module SEtm gas analyzer, and our Passport 2® and Spectrum® OR multi-parameter patient monitors.

In June 2007, we acquired Artema Medical AB, a privately held Swedish manufacturer of proprietary gas analyzers, which identify and measure the concentration of anesthetic agents used during surgery. The acquisition of Artema expands our product offerings targeted toward the surgical marketplace. Artema is the developer of the world’s most compact and power efficient side-stream gas analyzer, the Artema AION, which is sold on an OEM-basis to patient monitoring companies. We intend to maintain Artema as a stand-alone company serving its OEM customers and to incorporate Artema’s gas bench technology in our patient monitors for use in ORs, significantly reducing the cost while enhancing the capabilities of those monitors. The global market for anesthetic measurement equipment is estimated at $80 million annually.

Our line of patient monitoring products is as follows:

Patient Monitors

Our line of vital signs and bedside patient monitors consists of the Spectrum OR, Spectrum®, Passport 2, Triotm, Accutorr® Plus, AccuNettm and Duotm.

The Spectrum OR monitor, launched in the second quarter of fiscal 2007, is designed specifically for use by the anesthesiologist. It incorporates standard monitoring capabilities used in the operating room, as well as optional technologies such as BIStm and Spirometry. Bispectral Index (BIS) technology provides an indication of a patient’s level of consciousness and can be used to assist in determining optimal levels of anesthesia and sedation. Spirometry measures a patient’s lung function during ventilation and is a useful tool in ensuring adequate patient ventilation. When combined with Datascope’s Gas Module SE breath-by-breath gas analyzer and Anestar Plus Anesthesia Delivery System, Spectrum OR provides anesthesiologists with the critical data needed for standard-of-care monitoring and anesthesia delivery. Additionally, Spectrum OR interfaces with our new Viewstation OR independent display system to enable the display of patient information separate from the anesthesia team.

Spectrum, a powerful bedside monitor, has the features required for monitoring acutely ill patients including multiple waveforms, diagnostic 12-Lead ECG, four invasive blood pressures, a comprehensive calculations package and cardiac output. These parameters are packaged into an easy-to-use portable monitor along with other key features such as auto-configuring waveforms, auto-adjustable large numerics and quick action keys that provide one-touch access to the most commonly used functions. The Spectrum builds on the Passport 2’s portability and ease of use with added features that make it a robust monitoring solution for higher acuity departments such as intensive care units, operating rooms and coronary care units.

Passport 2 provides a portable and cost effective monitoring solution for a wide range of departments, from emergency rooms and post-anesthesia care units to operating rooms and intensive care units. Passport 2 is a portable bedside monitor used to assess moderately acute patients. Its intuitive user interface makes it easy to use and easy to learn. The Navigatortm control knob and dedicated function keys provide maximum utility for clinicians. Other significant features include a specialized graph trend of heart rate, respiration and pulse oximetry for neonatal applications and a lightweight design.

Trio is a compact portable monitor with applications for a wide variety of hospital and outpatient areas. Its features include an ergonomically designed fold-away handle, built-in bed rail hook and an 8.4” high resolution color display with 4 waveforms. Standard parameters include 3- or 5-lead ECG, NIBP, SpO2, respiration and temperature and full graphic and list trends of all monitored parameters with event markers. The Trio is targeted towards markets such as subacute care facilities, surgery centers, GI/Endoscopy and general patient areas.

Accutorr Plus is our first non-invasive blood pressure monitor with an integrated patient database that records up to 100 patient measurements. The Accutorr Plus monitor is used across hospital departments to monitor blood pressure, pulse oximetry and temperature for patients who do not require continuous ECG monitoring. It offers trending functions and an optional recorder module to enable tracking of patient data over time.

The AccuNet wireless product, which began shipment in the third quarter of fiscal 2007, combines with our Accutorr Plus portable monitor to provide hospital staff with real-time health status updates by transmitting clinical data, via secure encryption, to a patient’s electronic record. The Accutorr Plus with AccuNet minimizes paperwork, reduces cost and decreases potential error from manual data transfers by automatically recording and charting a patient’s vital signs data. This tool enables healthcare professionals, including off-site physicians and clinicians, to access a patient’s record at any location via PDA, pager, mobile phone or the Internet.

Duo is a compact, spot-check monitor designed for lower-acuity areas of a hospital where continuous monitoring is not required. With a touch button design and no menus, it has an extremely straightforward user interface. Duo provides accurate blood pressure and pulse rate readings quickly and conveniently.

All of our monitors provide a choice of Masimo SET®2 or Nellcor®3 OxiMax®3 pulse oximetry. Spectrum OR, Spectrum and Passport 2 communicate via telemetry or hardwire to our PatientNet Central Station and Panorama Central Monitoring System.

Gas Module SE delivers state-of-the-art gas monitoring and analysis capabilities for our Spectrum OR, Spectrum and Passport 2 monitors. The Gas Module SE is a breath-by-breath gas analyzer, designed to meet the comprehensive anesthesia monitoring requirements of virtually every hospital and freestanding surgical center, whatever its size, specialty or patient base. Gas Module SE interfaces with the controls and displays of the Passport 2 monitor for use in the growing out-patient surgery market and with the controls and displays of the Spectrum OR, Spectrum or Passport 2 monitors for use in main hospital operating rooms.

Central Monitoring Systems

Panorama Patient Monitoring Network

The Panorama Central Monitoring System, introduced in July 2004, provides centralized monitoring and storage of patient vital signs information and strengthens our product offerings across hospital departments. The Panorama Patient Monitoring Network is an integrated family of patient monitoring products that enables hospitals to seamlessly share information on all patients via one network. Significant features of Panorama include monitoring of up to 16 patients on the same central station via both hardwired and/or wireless patient monitoring devices and storage of all monitored parameters and waveforms including continuous 12-lead ECG data, 1,000 events, 3,000 trends and up to 72 hours of full disclosure. In December 2006, we introduced SpO2 capability as a module to our existing ambulatory telemetry product to provide portable and continuous SpO2 monitoring when and where needed.

The Panorama Patient Monitoring Network was recently enhanced with the introduction of paging capabilities which links the Panorama to the hospital’s paging system to alert clinical staff of patient alarms. The Panorama Patient Monitoring Network continues to evolve with the planned addition of internet browser remote access capabilities and an interactive remote workstation. The interactive workstation, which compliments our Panorama ViewStation view only workstation, provides independent remote display and control of all patients and patient data from any central station on the network.

In September 2006, we launched Panorama Gateway, a networked system component that interfaces our Panorama Patient Monitoring Network to a Hospital Information System/Clinical Information System (HIS/CIS). The Panorama Gateway enables hospitals to maintain a continuous and comprehensive history of a patient’s clinical information through an electronic medical record (EMR). By providing an automated solution to electronically download patient demographic information from the HIS/CIS as well as upload patient vital signs to the HIS/CIS, the Panorama Gateway minimizes paperwork, reduces costs and decreases the potential for errors due to manual data transfers.

Anesthesia Delivery Systems

Anestar Plus and Anestar S Anesthesia Delivery Systems offer a complete operating room solution that brings advanced features and functionality to outpatient surgery centers and operating rooms with space constraints.

Anestar Plus Anesthesia Delivery System

The Anestar Plus has a unique integrated breathing system comprised of the absorber, ventilator bellows and a warmed aluminum manifold. This manifold, coupled with a ventilator, offers many high-tech features, such as automatic compliance compensation, pressure-controlled ventilation and an easy-to-use touch screen interface.

Integration reduces the number of potential leak sites and contributes to the accuracy of ventilation by maintaining a virtually leak-free environment within the breathing system. The warmed aluminum block eliminates rainout, providing patients with improved airway climatization.

2 Masimo SET is a registered trademark of Masimo Corporation.
3 Nellcor and OxiMax are registered trademarks of Nellcor.

A variety of ventilation modes allow precise ventilation for a wide variety of patients, including patients with pulmonary complications.

Anestar S Anesthesia Delivery System

The Anestar S is an advanced, full-featured anesthesia delivery system, designed specifically for ambulatory surgery centers and operating rooms with space constraints. The Anestar S brings the advanced features and functionality that are incorporated into the Anestar Plus to outpatient surgery centers and operating rooms with space constraints.

The Anestar Plus and Anestar S complement our Passport 2, Spectrum OR, Spectrum and Gas Module SE monitors.

Significant Developments

In the last few years, we have expanded our line of patient monitoring products and achieved the following regulatory and marketing milestones:

•	AccuNet began shipping in March 2007
•	Spectrum OR received FDA clearance to market BIS level of consciousness monitoring in February 2007
•	Gas Module SE received FDA clearance to market Spirometry in November 2006
•	Panorama Gateway was launched in September 2006
•	Panorama ViewStation sales began in the first quarter of fiscal 2006

Markets, Sales and Competition.  Our patient monitors are used in hospital operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, labor and delivery rooms, subacute care facilities, surgery centers, GI/Endoscopy and general patient areas. Spectrum OR strengthens our competitive position in the $150 million annual worldwide market for operating room monitors and with customers that seek to standardize monitoring in different areas of the hospital with one supplier. The Anestar Plus and Anestar S Anesthesia Delivery Systems are used in outpatient surgery centers and operating rooms. The Artema AION gas module is sold on an OEM-basis to patient monitoring companies.

A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our patient monitoring and anesthesia delivery system products. Our major competitors in patient monitoring are Philips Medical, GE Healthcare, Spacelabs Healthcare, Nihon Kohden and Welch Allyn Medical Products. Our major anesthesia delivery system competitors are GE Healthcare through its Datex-Ohmeda unit and Draeger Medical.

Vascular Products

Our InterVascular, Inc. subsidiary designs, manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace or bypass diseased arteries. In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received a call option to acquire Sorin’s worldwide peripheral vascular stent business within two years.

Vascular Grafts and Patches

Our vascular graft products and their significant features are as follows:

Our vascular grafts, marketed under the InterGard® brand, include knitted collagen coated grafts for use in most vascular applications for reconstruction of abdominal aorta and peripheral arteries and woven products designed primarily for use in thoracic aortic repair and open-heart surgery.

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

Vascular Stent Products

In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received a call option to acquire Sorin’s worldwide peripheral vascular stent business within two years. The product line includes balloon-expandable and self-expanding stent systems to treat stenosis in iliac, femoral, renal and infrapopliteal arteries, as well as expandable balloons for use in PTA.

In February 2006, we became the exclusive worldwide distributor, excluding the United States and Canada, for Vascular Innovations (VI) Aorto UniFemoral (AUF) and Extender Cuff (EC) stent graft products, under a five-year license agreement with VI. The VI stent grafts are unique innovative products that address major abdominal aortic aneurysm issues (migration, endoleak type 1, complex anatomy and rupture).

Below are further descriptions of our stent products:

Peripheral Stents

The Sorin stent systems are coated with unique Carbofilm4 Technology, with biocompatible and hemocompatible characteristics, that are clinically proven and provide exclusive antithrombogenic properties.

Radix2 CarboStent is a balloon expandable stent system, indicated for renal therapy. Its unique progressive design provides an optimal longitudinal flexibility and ostial radial force, combined with deliverability.

Isthmus CarboStent is a balloon expandable stent system, indicated for iliac and femoral applications. Its radiopaque markers provide visibility and positioning.

Inperia CarboStent is the first stent system dedicated to infrapopliteal arteries and is a new technique to improve limb salvage rate for diabetic patients. Clinical data has shown significant benefits compared to standard balloon angioplasty.

Flype and Hi-Flype CarboStent are self expandable systems, designed for femoral and iliac indications. Their unique delivery system provides precise and easy handling.

Balloon Catheters

Pegaso 14 and 18 are low profile catheters, mainly indicated for below the knee and renal stenosis.

4 Carbofilm is a pending trademark of Sorin Biomedica Cardio.

Stent Grafts

The VI Aorto UniFemoral StentGraft is indicated for use in ruptured acute aortic aneurysm (AAA), complex iliac anatomy and angulated or short aortic neck. Its balloon expandable system provides optimal adaptability through a unique size and allows suprarenal fixation. It is premounted in a 19.5 Fr. outer diameter delivery system.

The VI Extender Cuff is indicated to treat suboptimal stent graft placement at proximal aortic neck, to solve proximal type I endoleak and to extend short or angulated neck prior to bifurcated stent graft implantation. It offers a unique size for optimal adaptability, an expandable balloon with superior radial force, and is pre-mounted on a 19.5 Fr. delivery system. Its open stent structure allows suprarenal fixation.

Significant Developments

In the last few years, we have expanded our line of vascular graft and stent products and achieved the following regulatory and marketing milestones:

•	In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan.
•	InterGard Thoracic Aortic Root Graft was introduced in Europe in May 2006.
•	Effective February 2006, InterVascular became the exclusive distributor of Vascular Innovations Stent Grafts (AUF and Extender Cuff), in all worldwide markets exclusive of Japan and the United States.
•	HemaPatch Silver was introduced in Europe in March 2004.
•	HemaCarotid Patch Heparin was introduced in Europe in March 2004.

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

Our vascular graft products are sold to vascular and cardiothoracic surgeons. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our vascular graft products. Our major competitors are Boston Scientific, Vascutek, a Terumo company, W.L. Gore and Impra, a subsidiary of C.R. Bard, Inc.

Our peripheral stents and balloon catheters are sold to vascular surgeons, interventional radiologists, interventional cardiologists and angiologists. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our stents and balloon catheters. Our major competitors are Boston Scientific, C.R. Bard, Inc, Cordis, a Johnson & Johnson company, Abbott Vascular and Invatec.

Our AUF and Extender Cuff products are sold to interventional radiologist, vascular and cardiothoracic surgeons. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our stent grafts products. Our major competitors are Cook, Vascutek, W.L. Gore and Medtronic.

Interventional Products

In October 2006, we announced a plan to exit the vascular closure market and phase out the IP business. We have engaged an investment bank as financial advisor for the sale of our vascular closure devices, VasoSeal, On-Site and X-Site. We plan to seek the sale or independent distribution of our ProLumen thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict that is being appealed (see Item 3. Legal Proceedings for a discussion of litigation relating to ProLumen). In February 2007, we completed the sale of our ProGuide chronic dialysis catheter and the associated assets for $3.0 million plus a royalty on future sales of the ProGuide catheter.

Our Safeguard assisted pressure device received FDA 510(k) clearance to claim reduced manual compression time to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures in March 2007. In May 2007, following FDA clearance of the new clinical claim, we tripled the Safeguard sales and marketing effort in the United States from a pilot sales group to the entire Cardiac Assist direct sales force. Safeguard is aimed at an estimated $125 million annual worldwide market.

Our line of interventional products and their significant features are as follows:

Vascular Closure Products

We design and currently manufacture the following vascular closure products: collagen-based products and manual compression assist products.

Collagen-Based Products

Our VasoSeal and Elitetm brand vascular closure products assure fast and reliable arterial hemostasis after common percutaneous cardiology and radiology procedures, such as balloon angioplasty, arterial stenting and diagnostic angiography.

We manufacture and market vascular closure devices under five brand names: VasoSeal® VHD, VasoSeal ES®, VasoSeal Low Profile, Elite and On-Site. These products seal femoral arterial punctures quickly and efficiently. Unlike many other vascular closure products these closure devices work extravascularly, outside of the artery. This method of arterial closure provides doctors with an effective alternative to the many competitive closure products that work by placing, and leaving behind within the artery, permanent foreign objects such as sutures or anchors. IP’s vascular closure devices provide clinical advantages such as reduced time to hemostasis, quicker patient ambulation and faster discharge following certain percutaneous procedures. In addition, these devices can provide cost savings to the hospital and increased patient satisfaction versus the technique of manual compression routinely used to achieve arterial hemostasis.

Markets, Sales and Competition.  We continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal and On-Site, while we seek a buyer for the vascular closure products, including X-Site. Our VasoSeal and On-Site products are sold to interventional cardiology as well as radiology labs, both in hospitals and independent diagnostic facilities. The current global market for collagen-based vascular closure devices is approximately $350 million annually. A number of companies, some of which are substantially larger than us, manufacture and market products that compete with the VasoSeal VHD, VasoSeal Low Profile, VasoSeal ES, Elite and On-Site devices. Our competitors in this market are St. Jude Medical (Angio-Seal) and Vascular Solutions, Inc. (Duett).

Manual Compression Assist Product

Safeguard is a manual compression assist device used to assist in obtaining and maintaining hemostasis. It is typically used on the femoral arterial site but may also be used in brachial, radial and subclavian vessels on cardiac, dialysis and/or critical care patients. Safeguard affixes to the site with an adhesive backing and offers hands-free consistent compression through inflation of a bulb with a syringe. Safeguard 24cm was introduced in the second quarter of fiscal 2004. A second product, Safeguard 12cm was launched in March 2005.

The Safeguard device received FDA 510(k) clearance to claim reduced active (manual) compression time needed to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures in March 2007. The 510(k) included data from a controlled clinical trial of 100 patients at the Indiana Heart Hospital and St. Mary’s of Michigan, which showed that Safeguard reduced the time of manual compression needed to stop bleeding in diagnostic patients to an average of 7 minutes from an average of 29 minutes using manual compression alone (the controls). For interventional patients, Safeguard reduced manual compression time needed to stop bleeding to an average of 10 minutes compared to an average of 27 minutes using manual compression alone. By sharply reducing the amount of nursing labor devoted to post-procedure hemostasis, Safeguard adds a significant economic benefit to its use.

Advantages of Safeguard

•	Assists in obtaining and maintaining hemostasis during patient recovery and maximizes valuable staff resources.
•	Reduces active compression time in femoral artery cannulation following diagnostic and interventional procedures.
•	Innovative design makes Safeguard easy to apply and simple to use.
•	Provides direct visualization of the site and allows for immediate pressure adjustments.
•	Enhanced patient comfort: Safeguard is flexible and conformable; it does not restrict patient mobility and no ancillary equipment or straps are required.

Significant Developments — Safeguard

Safeguard has achieved the following milestones:

•	Safeguard device received FDA 510(k) clearance to claim reduced active (manual) compression time needed to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures in March 2007.
•	Safeguard 12cm received the CE Mark in June 2005.
•	Determined to be a Class I, exempt product within the FDA regulations.
•	Safeguard 24cm received the CE Mark in October 2003.

Markets, Sales and Competition.  We estimate the market for non-invasive compression assist devices to be approximately $125 million annually. We expanded the Safeguard sales and marketing effort in the United States from a pilot sales group to the entire Cardiac Assist direct sales force in May 2007.

Safeguard competes with other non-invasive devices such as FemoStop (Radi) and topical hemostatic patches. A number of companies, some of which are larger than us, manufacture and market competitive products. Among them are Abbott Laboratories, Medtronic, Vascular Solutions and Marine Polymer Technologies.

Suture-Based Product

In May 2004, we acquired certain assets and technology from X-Site Medical, LLC (X-Site), a privately held company, for a suture-based vascular closure device for achieving hemostasis after coronary catheterization procedures. In the second quarter of fiscal 2006, we postponed the launch of the X-Site vascular closure device in the United States. The postponement was the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device.

Markets, Sales and Competition.  To date, Abbott Laboratories, which markets the Perclose product, is the dominant competitor in this segment, that represents over $100 million in sales annually. As part of the IP phase-out plan, we are seeking a buyer for the vascular closure products, including X-Site.

Interventional Radiology

ProLumen is a mechanical thrombectomy device designed to break up clots in arteriovenous grafts in patients who are on chronic hemodialysis. ProLumen received FDA 510(k) clearance in February 2004 and was launched in March 2004. We plan to seek the sale or independent distribution of our ProLumen thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict that is being appealed (see Item 3. Legal Proceedings for a discussion of litigation relating to ProLumen).

Markets, Sales and Competition.  ProLumen is primarily marketed to interventional radiologists and vascular surgeons. The market for mechanical thrombectomy devices is approximately $15-20 million annually. A number of companies manufacture and market products that compete with ProLumen. Our main competitors are Arrow International and Possis Medical, Inc.

Life Science Research Products

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

Our life science research products are designed primarily for use in newly developed kinds of detection assays. In these markets, adoption of new technologies, such as 3DNA technology, occurs much faster and potential customers are more highly concentrated and easier to reach, when compared to the mature blot market, which was our initial target market. Our first products for these new markets were detection kits designed to improve the reliability and sensitivity of microarray experiments. We have also recently begun selling proprietary products that increase the size of nucleic acid samples and other proprietary products that increase the sensitivity of a wide range of protein assays.

A number of companies, some of which are substantially larger than us, manufacture and market products that compete with our life science research products. Our major competitors include Agilent Technologies, GE Healthcare and Applied Biosystems.

Research and Development (R&D)

We invested approximately $34.8 million or 9.2% of sales in fiscal 2007, $37.3 million or 10.0% of sales in fiscal 2006 and $36.2 million or 10.3% of sales in fiscal 2005 on research and development of new products and improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Marketing

Our products are sold primarily through direct sales representatives in the United States and a combination of direct sales representatives and independent distributors in international markets. Our largest geographic markets are the United States, Europe and Japan. Our worldwide direct sales organization employs approximately 315 people and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians. Our sales are broadly distributed and no end user customer accounted for more than 10% of our total sales in fiscal 2007, 2006 and 2005. Our primary customers include physicians, hospitals and other medical institutions.

We provide service and equipment maintenance to purchasers of our products under warranty. After the warranty expires, we provide service and maintenance on an out of warranty and contract basis. We employ service representatives in the United States and Europe and maintain service facilities in the United States, the Netherlands, France, Germany, Belgium and the United Kingdom. We conduct regional service seminars throughout the United States for our customers and their biomedical engineers and service technicians.

International sales as a percentage of our total sales were 41% in fiscal 2007, 38% in fiscal 2006 and 38% in fiscal 2005. We have subsidiaries in the United Kingdom, France, Germany, Italy, Spain, Belgium, Sweden and the Netherlands. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 10 to the Consolidated Financial Statements for additional information with respect to our international operations and foreign currency exposures.

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

Employees

At the end of fiscal 2007, we had approximately 1,200 employees worldwide. Certain international employees are covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

Orders Backlog

At June 30, 2007, we had a total backlog of unshipped customer orders of $17.4 million, primarily for patient monitoring products. Substantially all of the backlog will be delivered in fiscal 2008. The total backlog at June 30, 2006 was $22.0 million. The decrease in the backlog at June 30, 2007 compared to the same period last year was primarily due to decreased orders for patient monitors.

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

We also receive inquiries from the FDA and other agencies. Sometimes, we may disagree with positions of staff members of those agencies. To date, the resolutions of such disagreements with the staffs of the FDA and other agencies have not resulted in material cost to us.

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

Item 1A.	Risk Factors

In addition to the other information presented in this Form 10-K, the following risk factors should be considered in evaluating our business. The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. Our business and financial condition could be materially adversely affected by any of these risks and our future operating results may differ materially from the results described in this report due to the risks and uncertainties related to our business and our industry, including those discussed below. The risks described below are not the only risks we face. Please note that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Our markets are highly competitive and we face rapid technological changes in the medical device industry, which may impact the growth of our business.

Our future growth is dependent upon our ability to market our products effectively in a strong competitive environment and respond to rapidly changing technology and alternative products/treatments. The medical device market is intensely competitive and we encounter significant competition from various medical device companies in each market in which our products are sold. Our competitors range from small start-up companies to companies which are larger than we are and have significantly greater resources and broader product offerings. We expect competition will continue to intensify as the medical device industry consolidates and new competitors, products and treatments are brought into the market. In addition, we face competition from alternative therapies primarily in our Cardiac Assist, InterVascular and IP businesses.

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

Our future growth is dependent upon the development of new products, which requires significant research and development, clinical trials and regulatory approval, and therefore may not result in commercially viable products.

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

As part of our strategy to develop and identify new products and technologies, we have made acquisitions and investments in recent years, including our acquisition of the ClearGlide EVH product in January 2006 and Artema Medical AB in June 2007.

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

As a device manufacturer, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or that it malfunctioned in a way that could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.

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

Our products are currently marketed around the world, with our largest geographic markets outside of the United States being Europe and Japan. Our operations in countries outside the United States accounted for approximately 41% of our sales in fiscal 2007. We intend to continue to pursue growth opportunities in international markets which subjects us to risks generally associated with international operations, such as: unexpected changes in regulatory requirements; tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; differing labor regulations; longer payment cycles; problems in collecting accounts receivable; risks arising from a specific country’s or region’s political or economic conditions, including the possibility of terrorist actions; fluctuations in currency exchange rates; foreign exchange controls that restrict or prohibit repatriation of funds; export and import restrictions or prohibitions; delays from customs brokers or government agencies; changes in foreign medical reimbursement policies and programs; differing protection of intellectual property; and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws. Any one or more of these risks could materially adversely impact the success of our international operations.

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

Reduction or interruption in the supply of components and materials used to manufacture our products, reliance on third party manufacturers for certain products, and damage to any of our manufacturing facilities, which could temporarily impair our ability to meet sales demand, may adversely affect our manufacturing and distribution operations and related product sales. If an event occurred that resulted in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, we purchase many of the components and raw materials used in manufacturing our products from numerous suppliers. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. Due to the FDA’s stringent regulations and requirements regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. The reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost effective manner.

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

If we are unable to protect our intellectual property successfully our business could be adversely affected.

Intellectual property rights are important to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. We also rely upon trade secrets, manufacturing know-how, continuing technology innovations and licensing opportunities to maintain and improve our competitive position. Our policy is to file patent applications in the United States and foreign countries where rights are available and where we believe it is commercially advantageous to do so. We hold a number of U.S. and foreign patents. In addition, we also have filed a number of patent applications that are currently pending. Pending or future patent applications may not result in issued patents, current or future patents issued to or licensed by us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide a competitive advantage to us or prevent competitors from entering markets which we currently serve. In addition, we may have to take legal action in the future to protect our trade secrets or know-how or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time consuming to us and any lawsuit may not be successful. The invalidation of key patents or proprietary rights which we own or an unsuccessful outcome in lawsuits to protect our intellectual property could increase the competitive pressures that we face and therefore have a material adverse effect on our financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table contains information concerning our significant real property that we own or lease:

Ownership or
	General Character	Expiration
Location	and Use of Property	Date of Lease

Fairfield, New Jersey	75,000 sq. feet, used for Cardiac Assist headquarters, manufacturing and R&D of intra-aortic balloons, R&D of endoscopic vessel harvesting products	Owned
Hatfield, Pennsylvania	15,000 sq. feet, used for Genisphere manufacturing, R&D and warehousing	Leased (until 6/30/11)
Hoevelaken, the Netherlands	12,700 sq. feet, used for administrative offices and the European central warehouse	Owned
La Ciotat, France	30,000 sq. feet, used by InterVascular for manufacturing, R&D, warehousing of vascular grafts and administrative offices	Owned
Mahwah, New Jersey	130,000 sq. feet, used for Patient Monitoring and Technology Services headquarters and the manufacturing, R&D and warehousing of patient monitoring products and cardiac assist pumps	Owned
Mahwah, New Jersey	90,000 sq. feet, used for Interventional Products facility and manufacturing, warehousing, R&D, distribution of interventional products and warehousing, packaging and distribution of cardiac assist products	Owned
Montvale, New Jersey	38,000 sq. feet, used for corporate headquarters	Owned

We also lease office space in England, France, Italy, Belgium, Germany and Sweden. We believe that our facilities and equipment are in good working condition and are adequate for our needs.

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

The Public Prosecutor’s Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. The investigation concerns marketing practices under which benefits were provided to customers of the subsidiary. We cooperated with the police portion of the investigation that has now been concluded with the filing of a report of their findings with the prosecutor. The prosecutor is now reviewing the report to determine how he will proceed. While the report seemed favorable to the Company, we cannot predict at this time what the outcome of the prosecutor’s review will be or if it will have a material adverse effect on our business or consolidated financial statements.

On March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company’s ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming the Company’s ProLumen device infringes the claims of this patent. The parties have agreed that this matter should be consolidated with the first case and the consolidation has taken place. A jury trial took place in late June 2007 that resulted in a finding that the ProLumen product infringed the three patents, that the Company owed a $690 thousand royalty to the plaintiffs and an injunction was issued precluding the Company from further selling the ProLumen product. The Company has filed a Notice of Appeal regarding the lower court’s decision. The Company believes it will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 4A.	Executive Officers of the Company

The following table sets forth the names, ages, positions and offices of our executive officers:

Name	Age	Positions and Offices Presently Held

Lawrence Saper	79	Chairman of the Board and Chief Executive Officer
Fred Adelman	54	Vice President, Chief Accounting Officer
Nicholas E. Barker	49	Vice President, Corporate Design
Robert O. Cathcart	47	Vice President; President, Interventional Products Division
James L. Cooper	56	Vice President, Human Resources
David A. Gibson	38	Vice President; President, Patient Monitoring and Technology Services Division
Timothy J. Krauskopf	46	Vice President, Regulatory and Clinical Affairs
Antonino Laudani	48	Vice President; Group President, Cardiac Assist and InterVascular, Inc.
Boris Leschinsky	42	Vice President, Technology
Henry M. Scaramelli	54	Vice President, Finance and Chief Financial Officer

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over-the-counter and is listed on the NASDAQ Global Select Market (NASDAQ). Our NASDAQ symbol is DSCP. The following table sets forth, for each quarter period during the last two fiscal years, the high and low sale prices as reported by NASDAQ and the quarterly dividends per share declared by the Company.

Fiscal Year	High	Low	Dividends

2006
First Quarter	$36.90	$30.08	$0.07
Second Quarter	37.72	28.10	1.07	(a)
Third Quarter	39.99	32.41	0.07
Fourth Quarter	40.50	28.81	0.07
2007
First Quarter	$35.83	$29.23	$1.07	(b)
Second Quarter	37.23	32.49	0.10
Third Quarter	37.98	33.85	0.10
Fourth Quarter	39.06	34.98	0.10

(a)	In fiscal 2006, the Company declared a special dividend of $1.00 per share, or $14.9 million, which was paid on January 18, 2006 to holders of record on December 27, 2005.

(b)	In fiscal 2007, the Company declared a special dividend of $1.00 per share, or $15.3 million, which was paid on October 6, 2006 to holders of record on September 28, 2006.

As of August 31, 2007, there were approximately 479 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Health Care Equipment Index for the five year period commencing July 1, 2002 and each subsequent June 30 through June 30, 2007. The graph assumes that the value of the investment in Common Stock was $100 on July 1, 2002 and that all dividends were reinvested.

Dividend Policy

On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends. Our dividend policy is reviewed periodically.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information on repurchases by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2007.

			Total Number of	Maximum Dollar Value
	Total Number	Average	Shares Purchased	of Shares That May Yet
	of Shares	Price Paid	as Part of Publicly	be Purchased Under
Fiscal Period	Purchased	per Share	Announced Programs	the Programs ($000’s)
4/01/07 — 4/30/07	—	$—	—	$42,963
5/01/07 — 5/31/07	—	—	—	$42,963
6/01/07 — 6/30/07	—	—	—	$42,963

Total Fourth Quarter	—	$—	—	$42,963

The current stock repurchase programs were announced on May 16, 2001 and September 12, 2006. Approval was granted for up to $40 million in repurchases for each program and there are no expiration dates on the current programs.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto on pages F-1 to F-37.

SELECTED FINANCIAL INFORMATION

Earnings Statement Data:

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Net sales	$378,800	$373,000	$352,700	$343,300	$328,300
Cost of sales	167,408	164,046	147,578	140,576	138,153

Gross profit	211,392	208,954	205,122	202,724	190,147
Research and development	34,785	37,306	36,214	32,465	29,034
Selling, general and administrative	142,396	143,116	141,593	137,540	130,987
Other items(a)	12,818	(810)	8,074	—	(3,028)

	189,999	179,612	185,881	170,005	156,993

Operating earnings	21,393	29,342	19,241	32,719	33,154
Other (income) expense:
Interest income	(2,481)	(2,242)	(2,231)	(1,822)	(1,607)
Interest expense	115	298	304	26	25
Dividend income(b)	(196)	(4,523)	—	—	—
Other, net	(648)	1,319	514	361	234

	(3,210)	(5,148)	(1,413)	(1,435)	(1,348)

Earnings before income taxes	24,603	34,490	20,654	34,154	34,502
Income taxes	7,138	8,647	6,008	10,246	11,203

Net earnings	$17,465	$25,843	$14,646	$23,908	$23,299

Earnings per share, basic	$1.15	$1.73	$0.99	$1.62	$1.58
Earnings per share, diluted	$1.14	$1.69	$0.97	$1.58	$1.57
Cash dividends declared per share(c)	$1.37	$1.28	$2.28	$0.35	$0.20

Balance Sheet Data:

	As of June 30,
	2007	2006	2005	2004	2003
	(In thousands)

Total assets	$376,156	$375,680	$357,082	$368,335	$338,832
Working capital	147,318	157,547	128,960	119,868	131,374
Stockholders’ equity	293,087	293,738	265,865	292,570	271,675
Cash dividends declared(c)	20,883	19,112	33,765	5,177	2,957

(a)	Other items include: special items of $12.8 million in fiscal 2007 comprised of: $5.0 million for the IP business exit plan, $6.0 million for the workforce reductions in Patient Monitoring, Genisphere, Corporate and the European sales organization, Genisphere goodwill impairment of $2.3 million and ethics line inquiry expenses of $1.7 million, offset partially by the gain on sale of ProGuide assets of $2.2 million; gain on sale of realty in fiscal 2006; special charges in fiscal 2005 related to write-downs of investments in two medical technology companies, discontinued development projects and severance charges; and gain on legal settlement in fiscal 2003.

(b)	Dividend income in fiscal 2007 and 2006 was related to a special dividend from a preferred stock investment.

(c)	In fiscal 2007, the Company declared a special dividend of $1.00 per share, or $15.3 million, paid on October 6, 2006 to stockholders of record as of September 28, 2006. In fiscal 2006, the Company declared a special dividend of $1.00 per share, or $14.9 million, which was paid on January 18, 2006 to holders of record on December 27, 2005. In fiscal 2005, the Company declared a special dividend of $2.00 per share, or $29.6 million, which was paid on October 8, 2004 to holders of record on September 30, 2004. In fiscal 2004, the Company declared a special dividend of $0.15 per share, or $2.2 million, which was paid on October 1, 2003 to holders of record on September 2, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist/Monitoring Products and Interventional/Vascular Products. We have aggregated our product lines into two segments based on similar manufacturing processes, economic characteristics, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. The Cardiac Assist/Monitoring Products segment accounts for 87% of total sales. Our products are sold worldwide by direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.

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

Our sales growth depends in part upon the successful development and marketing of new products. We continue to invest in research and development. Our growth strategy includes selective acquisitions or licensing of products and technologies from other companies.

In June 2007, we acquired Artema Medical AB, a privately held Swedish manufacturer of proprietary gas analyzers, which identify and measure the concentration of anesthetic agents used during surgery. The acquisition of Artema expands our product offerings targeted toward the surgical marketplace. Artema is the developer of the world’s most compact and power efficient side-stream gas analyzer, the Artema AIONtm, which is sold on an OEM-basis to patient monitoring companies. Artema’s revenues have grown 13% per year compounded over the past three years. We intend to maintain Artema as a stand-alone company serving its OEM customers and to incorporate Artema’s gas bench technology in our patient monitors for use in ORs, significantly reducing the cost while enhancing the capabilities of those monitors. The global market for anesthetic measurement equipment is estimated at $80 million annually.

In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received an option to purchase Sorin’s worldwide peripheral vascular stent business within two years. We estimate the worldwide market for peripheral vascular stents and percutaneous transluminal angioplasty (PTA) balloons, excluding the United States and Japan, to be $190 million annually.

In January 2006, we acquired the ClearGlide® endoscopic vessel harvesting (EVH) product, from Ethicon, a Johnson & Johnson company. EVH devices enable less-invasive techniques for the harvesting of suitable vessels for use in coronary artery bypass grafting. The vessel harvesting product line was integrated into the Cardiac Assist business, which markets its products to cardiac surgeons who perform coronary bypass graft surgery. We estimate the potential annual market for EVH to be $220 million.

In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (IP) business. We have engaged an investment bank as financial advisor for the sale of our vascular closure devices, VasoSeal®, On-Sitetm and X-Site®. We plan to seek the sale or independent distribution of our ProLumentm thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict that is being appealed (see Special Items below for a discussion of litigation related to ProLumen). In February 2007, we completed the sale of our ProGuidetm chronic dialysis catheter and the associated assets for $3.0 million plus a royalty on future sales of the ProGuide catheter.

Our Safeguardtm assisted pressure device received FDA 510(k) clearance to claim reduced manual compression time to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures in March 2007. In May 2007, following FDA clearance of the new clinical claim, we tripled the Safeguard sales and marketing effort in the United States from a pilot sales group to the entire Cardiac Assist direct sales force. Safeguard is aimed at an estimated $125 million annual worldwide market.

Additionally, in fiscal 2007, we recorded a pretax charge of $6.0 million related to workforce reductions in the Patient Monitoring Division, Genisphere, Corporate and in the European sales organization.

We are committed to improving our operating margins through increasing the efficiency of our manufacturing operations and cost containment programs.

Results of Operations

Financial Summary

The following table shows the comparison of net earnings and earnings per diluted share over the past three fiscal years.

	Year Ended June 30,
	2007	2006	2005
	(Dollars in millions, except per share data)

Net Earnings	$17.5	$25.8	$14.6
Earnings per share, diluted	$1.14	$1.69	$0.97

The decrease in net earnings and earnings per diluted share in fiscal 2007 compared to fiscal 2006 was primarily attributable to expenses associated with workforce reductions ($6.0 million), the IP exit plan ($5.0 million), increased selling and marketing expenses in the Cardiac Assist/Monitoring segment ($8.0 million) primarily associated with the introduction of new products, filling open positions and a full year of EVH selling expense, lower special dividend income ($4.3 million) in fiscal 2007 compared to fiscal 2006 and a higher tax rate of 29.0% compared to 25.1% in fiscal 2006. Partially offsetting the above was the cost savings from the IP exit plan and the workforce reductions ($11.5 million).

The increase in net earnings and earnings per diluted share in fiscal 2006 compared to fiscal 2005 was caused principally by higher earnings in the Cardiac Assist and InterVascular businesses, dividend income received of $3.9 million after tax, or $0.26 per share from a preferred stock investment, and a gain on sale of an unused facility of $0.8 million after tax, or $0.05 per share. Additionally, fiscal 2005 included special charges of $4.8 million after tax or $0.32 per share as discussed below. Partially offsetting the above was lower earnings in the Interventional Products and Patient Monitoring businesses and a charge of $1.8 million after tax, or $0.12 per share, related to the postponement of the launch of the X-Site vascular closure device.

Comparison of Results — Fiscal 2007 vs. Fiscal 2006

Net Sales (Sales)

The following table shows sales by product line over the past three fiscal years.

	Sales by Product Line
	Year Ended June 30,
	2007	2006	2005
	(Dollars in millions)

Cardiac Assist/Monitoring Products Segment
Cardiac Assist	$173.2	$160.2	$139.1
% change from prior year	8%	15%	7%
% of total sales	46%	43%	39%
Patient Monitoring	$156.5	$159.4	$149.5
% change from prior year	(2)%	7%	4%
% of total sales	41%	43%	43%
Interventional/Vascular Products Segment
Interventional	$15.2	$22.5	$27.9
% change from prior year	(32)%	(19)%	(25)%
% of total sales	4%	6%	8%
Vascular	$32.7	$29.3	$34.6
% change from prior year	12%	(15)%	12%
% of total sales	9%	8%	10%
Corporate and Other
Genisphere	$1.2	$1.6	$1.6
% change from prior year	(25)%	—	—
% of total sales	—	—	—
Total sales	$378.8	$373.0	$352.7
% change from prior year	2%	6%	3%

Sales in fiscal 2007 of $378.8 million increased $5.8 million or 2% compared to $373.0 million in fiscal 2006. Favorable foreign exchange translation increased sales by $5.8 million (2%) as a result of the weaker United States (U.S.) dollar relative to the Euro and the British Pound, the currencies in countries in which we have direct sales subsidiaries.

Sales in the United States of $225.1 million, decreased $6.8 million or 3% compared to fiscal 2006, primarily attributable to decreased sales of IP products ($7.3 million). Sales in international markets of $153.7 million increased $12.6 million or 9% compared to fiscal 2006 (5% excluding favorable foreign exchange translation of $5.8 million) due to increased sales in all businesses, except IP.

Sales of the Cardiac Assist/Monitoring Products segment in fiscal 2007 increased 3% to $329.7 million from $319.6 million last year.

Cardiac Assist

Sales of Cardiac Assist products in fiscal 2007 increased 8% to $173.2 million. Sales of balloon pumps increased 7% and intra-aortic balloons (IAB) increased 2%. Sales of ClearGlide EVH products rose in the first full year of sales since it was acquired in January 2006. Favorable foreign exchange translation contributed $2.5 million to Cardiac Assist sales in fiscal 2007.

Sales growth of balloon pumps reflects strong global demand for our new CS300tm balloon pump, launched in March 2007, and continued growth of replacements of older pump models from the large installed base of our balloon pumps in the United States (23%). Sales of IABs increased principally due to increased volume (3%) in international markets.

The new generation CS300 balloon pump teams up with the new Sensationtm 7 Fr. fiber-optic balloon catheter to provide higher fidelity blood pressure monitoring while eliminating the need for an additional invasive arterial pressure catheter as required by conventional balloon pump systems. At 7 Fr. in diameter (2.3 mm or 0.093 inch), the Sensation is also the world’s smallest diameter IAB, a highly desirable feature. These new products underscore Datascope’s leadership in the worldwide market for counterpulsation therapy. The Sensation product began shipping in June 2007, and therefore made only a modest contribution to the 2007 increase in Cardiac Assist revenues.

Patient Monitoring

Sales of Patient Monitoring products in fiscal 2007 were $156.5 million, a decrease of 2% compared to fiscal 2006, primarily reflecting continued competitive pricing pressure on stand-alone patient monitors (5%) and lower sales of Panoramatm central monitoring wireless systems (9%). Panorama offers Wireless Medical Telemetry Service (WMTS) with radio bands reserved for medical use. Demand for Panorama accelerated sharply in the first half of fiscal 2006 to replace older systems when the older bands were allocated to non-medical use, effective calendar year 2006. Panorama system sales began to increase during the second half of fiscal 2007 compared to the second half of fiscal 2006. Favorable foreign exchange translation contributed $1.9 million to patient monitoring sales in fiscal 2007.

The Spectrum® OR monitor, launched by the Patient Monitoring Division in the second quarter of fiscal 2007, is the first Datascope monitor specifically designed for the operating room. Spectrum OR strengthens our competitive position in the $150 million annual worldwide market for operating room monitors and with customers that seek to standardize monitoring in different areas of the hospital with one supplier. Spectrum OR made a significant contribution to patient monitoring sales in the second half of fiscal 2007.

Sales of the Interventional/Vascular Products segment decreased 7% to $48.0 million compared to $51.8 million last year.

Interventional Products

Sales of interventional products decreased $7.3 million or 32% to $15.2 million in fiscal 2007.

In October 2006, we announced a plan to exit the vascular closure market and phase out the IP business. Although our On-Site next generation vascular closure device had gained some traction in the market with a relatively small sales force, we were not prepared to accept the current level of expenses of the IP business, nor make the additional investment in distribution needed to move the business ahead more quickly.

In February 2007, we completed the sale of our ProGuide chronic dialysis catheter and the associated assets to Merit Medical Systems, Inc. of South Jordan, Utah, for $3.0 million plus a royalty on future sales of the ProGuide catheter. ProGuide is the first in the portfolio of products of the IP business to be sold as part of the divestiture of IP products. The gain on the sale of approximately $2.2 million is reflected in Special Items in the Consolidated Statements of Earnings.

Sales of our Safeguard assisted pressure device increased 12% in fiscal 2007. Safeguard received FDA 510(k) clearance to claim reduced manual compression time to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures in March 2007. In May 2007, following FDA clearance of the new clinical claim, we tripled the Safeguard sales and marketing effort in the United States from a pilot sales group to the entire Cardiac Assist direct sales force. In international markets, Safeguard is sold by our direct sales force in the major markets of Europe, a network of independent distributors and by our regional managers throughout the world. Safeguard is aimed at an estimated $125 million annual worldwide market.

The remaining IP product portfolio includes our vascular closure devices, VasoSeal, On-Site and X-Site. We have engaged an investment bank as financial advisor for the sale of these products. We plan to seek the sale or independent distribution of our ProLumen thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict in a pending appeal.

Vascular Products

Sales of vascular products by our InterVascular, Inc. subsidiary in fiscal 2007 increased 12% to $32.7 million principally due to sales of peripheral vascular stent products, acquired from Sorin Group, of Milan, Italy, in January 2007. Favorable foreign exchange translation contributed $1.3 million to vascular product sales in fiscal 2007.

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

Vascular graft sales increased 4% due to a 7% increase in sales to international markets as InterVascular market share increased to offset continued growth of less invasive therapies and competitive pricing pressure in the European markets. Sales of grafts to our exclusive distributor in the United States decreased 9%.

Genisphere

Sales of Genisphere products of $1.2 million in fiscal 2007 decreased $0.4 million or 25% compared to fiscal 2006 primarily attributable to increased competition. Genisphere continued to pursue its marketing strategy to develop products for use in newly developed protein and nucleic acid detection platforms.

Costs and Expenses

Gross Profit (Net Sales Less Cost of Sales)

Gross profit increased $2.4 million or 1% as a result of increased sales in the Cardiac Assist/Monitoring Products segment ($10.1 million), partially offset by lower sales in the Interventional/Vascular Products segment ($3.8 million). Gross margin was 55.8% for fiscal 2007 compared to 56.0% last year. The slightly lower gross margin in fiscal 2007 compared to fiscal 2006 was principally due to a lower gross margin in the Cardiac Assist/Monitoring Products segment as a result of a less favorable sales mix due to increased sales of intra-aortic balloon pumps ($3.6 million) and lower gross margin in Monitoring (2.9 points) primarily as a result of competitive pressure on prices for stand-alone monitors.

Research and Development (R&D)

R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $34.8 million in fiscal 2007, equivalent to 9.2% of sales, compared to $37.3 million or 10.0% of sales last year.

In June 2007, we acquired Artema Medical AB, a privately held Swedish manufacturer of proprietary gas analyzers, which identify and measure the concentration of anesthetic agents used during surgery. The purchase price paid for Artema was allocated, as applicable, between purchased in-process R&D (IPR&D), other identifiable intangible assets, tangible assets and goodwill based on a detailed valuation prepared in conjunction with an outside valuation firm. We recorded IPR&D of $0.4 million in fiscal 2007 related to the Artema acquisition, which is included in the Cardiac Assist/ Monitoring Products segment. The Artema IPR&D was calculated based on the income approach to establish fair value by estimating the after-tax cash flows attributable to a development project over its useful life and then discounting these after-tax cash flows back to a present value. We used a risk-adjusted discount rate of 25% to discount projected cash flows.

R&D expense for the Cardiac Assist/Monitoring Products segment was $24.3 million in fiscal 2007 compared to $25.4 million last year. The decrease was primarily due to higher software development costs capitalized for patient monitors this year, which reduced R&D expenses compared to the prior year ($2.9 million). Partially offsetting the above was increased expenses for new product development projects in Patient Monitoring ($1.0 million) and Cardiac Assist ($0.4 million) and IPR&D of $0.4 million related to the acquisition of Artema.

R&D expense for the Interventional/Vascular Products segment was $7.1 million in fiscal 2007 compared to $8.9 million in the corresponding period last year. The decrease was primarily attributable to lower expense in fiscal 2007 as a result of the IP exit plan ($2.5 million), partially offset by increased R&D expense for vascular grafts ($0.5 million).

The balance of consolidated R&D is in the Corporate and Other segment and amounted to $3.4 million in fiscal 2007 compared to $3.0 million in the corresponding period last year. Corporate and Other R&D includes corporate design, technology, regulatory and Genisphere R&D expenses.

Selling, General and Administrative (SG&A)

Total SG&A expense of $142.4 million in fiscal 2007 or 37.6% of sales, compared to $143.1 million or 38.4% of sales, last year. The decrease in SG&A expense was primarily attributable to cost savings from the IP phase-out plan ($7.0 million) and headcount reductions in Patient Monitoring, Genisphere and the European sales organization ($1.3 million). Partially offsetting the above was increased expense in the Cardiac Assist/Monitoring Products segment ($8.5 million) primarily related to the increased sales and the introduction of new products.

SG&A expense for the Cardiac Assist/Monitoring Products segment increased $6.2 million or 6% to $113.7 million in fiscal 2007. The increase was primarily attributable to higher expense associated with a full year of selling associated with the EVH business, which was acquired in January 2006 ($2.5 million), expenses related to new product introductions ($4.4 million) and increased expense due to filling open sales positions ($1.6 million). Partially offsetting the above was cost savings from workforce reductions ($1.1 million) and lower benefits expense ($0.9 million). As a percentage of segment sales, SG&A expenses were 34.5% in fiscal 2007 compared to 33.6% in the corresponding period last year.

SG&A expense for the Interventional/Vascular Products segment decreased $6.3 million or 17% to $30.7 million in fiscal 2007. The decrease was due primarily to cost savings from the IP exit plan ($7.0 million). As a percentage of segment sales, SG&A expenses were 63.9% in fiscal 2007 compared to 71.3% in the corresponding period last year. The decrease in fiscal 2007 was attributable to the reduction in SG&A expenses related to the IP exit plan.

Segment SG&A expense includes allocated corporate G&A charges.

The weaker U.S. dollar compared to the Euro and the British Pound increased total SG&A expense by approximately $3.2 million in fiscal 2007.

Special Items

Fiscal 2007

Interventional Products (IP) Division Exit Plan

In October 2006, we announced a plan to exit the vascular closure market and phase out the IP business. Although our On-Site next generation vascular closure device had gained some traction in the market with a relatively small sales force, we were not prepared to accept the current level of expenses of the IP business, nor make the additional investment in distribution needed to move the business ahead more quickly.

We continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal and On-Site, while we seek a buyer for the vascular closure products, including X-Site. We have engaged an investment bank as financial advisor for the sale of the vascular closure product line and negotiations are ongoing with potential buyers. We added the Safeguard manual assist device to the product portfolio of the entire Cardiac Assist sales force, beginning May 2007. We plan to seek the sale or independent distribution of our ProLumen thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict that is being appealed.

A competitor has brought an action against us alleging that our ProLumen thrombectomy device infringes its intellectual property. In June 2007, a jury ruled that ProLumen does infringe that intellectual property and an award for $690 thousand in royalties and an injunction against the manufacture and sale of that device were entered. We have appealed this ruling and we believe that we will be successful in that appeal. Accordingly, we have not accrued the royalties awarded nor have we reduced the value at which we carry the ProLumen assets on our books.

We have not treated the value of the assets associated with IP to be impaired because we believe that the value of those assets will be recovered in a sale. We will recognize a gain or loss on the sale of those assets, depending on the amounts that we ultimately realize on their disposition. The aggregate carrying value of those IP assets is approximately $27 million.

We recorded a pretax charge of $5.0 million related to the IP exit plan in fiscal 2007, comprising $3.5 million for severance and other termination benefits, $1.2 million for purchase commitments and contract termination costs and $0.3 million for the write-off of fixed assets. Most of the terminated IP employees (92%) left the Company by the end of fiscal 2007. Severance expenses of approximately $0.1 million will be recorded in fiscal 2008 related to the remaining IP employees.

Gain on Sale of ProGuide Assets

In February 2007, we completed the sale of our ProGuide chronic dialysis catheter and the associated assets to Merit Medical Systems, Inc. of South Jordan, Utah, for $3 million plus a royalty on future sales of the ProGuide catheter. ProGuide is the first in the portfolio of products of the IP business to be sold as part of the divestiture of IP products. The gain on the sale of ProGuide assets approximated $2.2 million.

Workforce Reductions in the Patient Monitoring Division, the European Sales Organization, Corporate and Genisphere

In October 2006, we reduced the workforce in the Patient Monitoring (PM) Division. All of the terminated employees left the Company by the end of fiscal 2007. As a consequence, we recorded a pretax charge of $0.5 million for severance and other termination benefits.

In December 2006, we reduced the workforce in the European sales organization and recorded a charge of $3.0 million for severance and other termination benefits. The workforce reductions resulted primarily from the merger of the European PM sales organization into the existing European sales organization, which had previously focused on Cardiac Assist, IP and InterVascular products. All of the terminated employees left the Company by the end of fiscal 2007.

In February 2007, we reduced the workforce in Genisphere. All of the terminated employees left the Company by the end of fiscal 2007. As a consequence, we recorded a pretax charge of $0.1 million for severance and other termination benefits.

In June 2007, we recorded a pretax charge of $2.4 million for severance, settlement and other termination benefits due to workforce reductions in the Corporate Legal and Internal Audit Departments as a result of outsourcing these functions.

Genisphere Goodwill Impairment

Genisphere goodwill was determined to be completely impaired based on the annual goodwill impairment test performed in fiscal 2007. Slower growth in Genisphere’s markets primarily attributable to increased competition in the DNA microarray market, had a negative impact on Genisphere’s operating results and resulted in lower growth expectations. As a result, we recorded a goodwill impairment charge of $2.3 million in the fourth quarter of fiscal 2007.

Inquiry Expenses

In fiscal 2007, we incurred expenses of $1.7 million related to the Audit Committee investigations of ethics line reports related to the Chairman and Chief Executive Officer and an Executive Officer in Europe. The ethics line permits persons to report activities that they characterize as improper on an anonymous basis. The Audit Committee engaged independent counsel and forensic accountants to investigate these charges

As disclosed in our 8-K filings, based on the results of the investigations, the Audit Committee concluded that there was no evidence to support the allegations made in the ethics line reports. The Audit Committee, with the assistance of independent counsel and independent forensic accountants, also reviewed the matters raised by the Internal Audit Department and Legal Department concerning the Chairman and found the issues raised by them to be without merit.

The special charges noted above were reflected in the Cardiac Assist/Monitoring Products segment ($2.4 million), the Interventional/Vascular Products segment ($3.9 million) and Corporate and Other ($6.5 million).

Fiscal 2006

In the second quarter of fiscal 2006, we recorded a pretax charge totaling $2.7 million related to the postponement of the launch of the X-Site vascular closure device in the United States. The postponement was the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory.

In conjunction with the decision to delay the launch of the X-Site device, we eliminated 33 positions, or 20% of the workforce in IP at a cost of $0.4 million for severance and other termination benefits. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $0.7 million for purchase commitments and contract termination costs. All liabilities related to the X-Site special charge were paid in fiscal 2006. The special charge is reflected in the Interventional/Vascular Products segment ($2.4 million cost of sales, $0.1 million R&D and $0.2 million SG&A).

In the first quarter of fiscal 2006, we recorded a pretax gain of $0.8 million on the sale of an unused facility in Vaals, the Netherlands.

Interest Income

Interest income of $2.5 million in fiscal 2007 increased $0.2 million compared to fiscal 2006. An increase in the average interest rate yield to 4.6% from 4.0%, was partially offset by a slightly lower average portfolio balance ($50.6 million vs. $51.4 million).

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

Other, Net

Other, net in fiscal 2007 reflected a pretax gain of $1.3 million on the sale of an investment that was impaired in fiscal 2002. Other, net in fiscal 2006 reflected realized losses of $0.9 million on the sale of marketable securities that were liquidated during fiscal 2006 as part of our planned repatriation of foreign earnings of $29.6 million.

Income Taxes

In fiscal 2007, the consolidated effective tax rate was 29.0% compared to 25.1% last year. The higher tax rate in fiscal 2007 was primarily attributable to the expiration of the extraterritorial income exclusion on December 31, 2006 and a shift in the geographical mix of earnings to higher taxed jurisdictions. These increases were partially offset by an increase in the U.S. research and development credit. Additionally, the tax rate was lower in fiscal 2006 attributable to a lower effective rate on the $4.5 million dividend income due to the U.S. dividends received deduction.

Net Earnings

Net earnings were $17.5 million or $1.14 per diluted share in fiscal 2007 compared to $25.8 million, or $1.69 per diluted share in fiscal 2006, with the decreased earnings in fiscal 2007 due to the factors discussed above in the Financial Summary section.

Comparison of Results — Fiscal 2006 vs. Fiscal 2005

Sales

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

Sales of the Cardiac Assist/Monitoring Products segment in fiscal 2006 increased 11% to $319.6 million from $288.6 million in fiscal 2005.

Cardiac Assist

Sales of cardiac assist products increased 15% to $160.2 million due to higher shipments of both balloon pumps and intra-aortic balloons, plus $6.0 million of sales of the newly acquired EVH product. Unfavorable foreign exchange translation reduced sales growth by $1.4 million. Sales of balloon pumps, principally the CS100® automatic balloon pump, reflect continued strong international demand and the replacement of older pump models from the large base of installed pumps in the United States. Sales of intra-aortic balloons increased due to continued strong international growth. Sales of intra-aortic balloons in the United States remained steady with a slight decrease in unit sales (2%) being offset by higher average selling prices (1%) as a result of increased sales of the higher-priced Lineartm 7.5 Fr. balloon.

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

Patient Monitoring

Sales of patient monitoring products increased 7% to $159.4 million due primarily to increased sales of Panorama Patient Monitoring Networks (19%). Panorama was introduced in the first quarter of fiscal 2005, and worldwide installations have grown to more than 400 at the end of fiscal 2006. Partially offsetting the above were 4% lower average selling prices for bedside monitors in fiscal 2006 compared to fiscal 2005 reflecting increased competitive pressure in the United States and in certain international markets and unfavorable foreign exchange translation which reduced sales growth by $1.0 million.

Sales of the Interventional/Vascular Products segment decreased 17% to $51.8 million compared to $62.5 million in fiscal 2005.

Interventional Products

Sales of interventional products decreased $5.3 million or 19% to $22.5 million in fiscal 2006, as sales of VasoSeal, our principal vascular closure device, continued to decrease due to competitive pressure. The VasoSeal decline of 39% was partially offset by sales of non-closure products, including Safeguard our manual compression assist device, which grew 42% over fiscal 2005, and On-Site, our new collagen-based vascular closure device, which was launched in March 2006.

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

Vascular Grafts

Sales of InterVascular products decreased 15% to $29.3 million in fiscal 2006. Sales in fiscal 2005 included a non-recurring order from an international distributor and an initial stocking order in connection with the change in our U.S. distribution strategy from a direct sales model to an exclusive distributor relationship with W.L. Gore & Associates, Inc., both occurring in the fourth quarter of fiscal 2005. This change resulted in lower average U.S. selling prices in fiscal 2006. International sales decreased due to the emergence of less invasive therapies (stent grafts) and competitive pricing pressure in the European markets. Unfavorable foreign exchange translation reduced sales growth by $0.7 million.

Genisphere

Sales of Genisphere products of $1.6 million in fiscal 2006 were unchanged compared to fiscal 2005, as Genisphere continued to pursue its marketing strategy to develop products for use in newly developed protein and nucleic acid detection platforms.

Costs and Expenses

Gross Profit (Net Sales Less Cost of Sales)

Gross profit increased $3.8 million or 1.9% as a result of increased sales in the Cardiac Assist/Monitoring Products segment. Gross margin was 56.0% for fiscal 2006 compared to 58.2% in fiscal 2005, with the decrease of 2.2 percentage points primarily due to a less favorable sales mix as a result of lower sales of higher margin VasoSeal devices, increased sales of intra-aortic balloon pumps, sales of graft products to Gore, our exclusive U.S. distributor, at lower average selling prices, and lower gross margin in Patient Monitoring primarily as a result of competitive pressure on prices. In addition, fiscal 2006 included a charge of $2.4 million related to the postponed market launch and redesign of the X-Site device (see Special Items). The X-Site charge was equivalent to 0.7 percentage points of gross margin in fiscal 2006.

Research and Development (R&D)

We continued our company-wide focus on new product development and improvements of existing products in fiscal 2006. Spending on research and development reflects investment in new product development programs, sustaining R&D on existing products, regulatory compliance and clinical evaluations. Total R&D expense increased 3% to $37.3 million in fiscal 2006, equivalent to 10.0% of sales compared to $36.2 million, or 10.3% of sales in fiscal 2005.

R&D expense for the Cardiac Assist/Monitoring Products segment increased 24% to $25.4 million in fiscal 2006 compared to $20.5 million in fiscal 2005. The increase was primarily due to expenses associated with increased new product development projects and reduced capitalization of software development costs for Panorama as a new software release was launched in the third quarter of fiscal 2005.

R&D expense for the Interventional/Vascular Products segment decreased 32% to $8.9 million in fiscal 2006 compared to $13.0 million in fiscal 2005. The decrease was attributable to the termination of an R&D project in the fourth quarter of fiscal 2005. R&D expense in the Interventional/Vascular Products segment in fiscal 2006 included the X-Site special charge of $0.1 million (see Special Items).

The balance of consolidated R&D is in Corporate and Other and amounted to $3.0 million in fiscal 2006 compared to $2.7 million for the comparable period in fiscal 2005.

Selling, General and Administrative (SG&A)

Total SG&A expenses increased 1% to $143.1 million in fiscal 2006, or 38.4% of sales compared to $141.6 million, or 40.1% of sales in fiscal 2005. Selling expenses, which comprise selling, marketing and clinical support costs, decreased 1% compared to fiscal 2005. Contributing to that decline was the elimination of direct selling in the United States commencing in May 2005, when we appointed Gore the exclusive United States distributor of our InterVascular products, and the expense reduction achieved as a result of the workforce reductions at the Interventional Products Division in the second fiscal quarter of this year. General and administrative expense increased 7%, due principally to higher legal costs, as certain of our legal proceedings approached trial, and in support of increased business development activities. Legal expenses are included in Corporate and Other.

SG&A expense for the Cardiac Assist/Monitoring Products segment increased 3% to $107.5 million in fiscal 2006. The increase was attributable to increased headcount in direct selling, including the sales reps hired with the purchase of the EVH business, higher selling and marketing expenses associated with increased sales and unfavorable foreign exchange translation.

SG&A expense for the Interventional/Vascular Products segment in fiscal 2006 decreased 11% to $37.0 million due to the elimination of the InterVascular U.S. sales organization as a result of our appointment of Gore as exclusive U.S. distributor for InterVascular in the fourth quarter of fiscal 2005 and the 20% workforce reduction in the Interventional Products Division in the second quarter of fiscal 2006. SG&A expense in the Interventional/Vascular Products segment in fiscal 2006 included the X-Site special charge of $0.2 million (see Special Items).

Segment SG&A expense includes fixed corporate G&A charges that are offset in Corporate and Other.

The stronger U.S. dollar compared to the Euro and the British Pound decreased total SG&A expense by approximately $2.0 million in fiscal 2006.

Special Items

In the second quarter of fiscal 2006, we recorded a special charge totaling $2.7 million related to the postponed launch of the X-Site vascular closure device in the U.S. The delay was the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory. In December 2005, we approved a plan to reduce operating expenses in conjunction with the decision to delay the launch of the X-Site device. As a result, we eliminated 33 positions, or 20% of the workforce in the Interventional Products Division at a cost of $0.4 million for severance and other termination benefits. All of the terminated employees left the Company by the end of December 2005 and severance payments were completed by the end of fiscal 2006. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $0.7 million for purchase commitments and contract termination costs. The special charge is reflected in the Interventional/Vascular Products segment ($2.4 million cost of sales, $0.1 million R&D and $0.2 million SG&A).

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

Interest Income

Interest income of $2.2 million in fiscal 2006 was unchanged from fiscal 2005. An increase in the average interest rate yield to 4.0% from 3.6%, was offset by a lower average portfolio balance ($51.4 million vs. $54.9 million).

Dividend Income

We have a preferred stock investment in Masimo Corporation, a supplier to the Patient Monitoring business. In February 2006, Masimo’s Board of Directors and stockholders approved a special dividend payment to all stockholders. In March 2006, we received $3.9 million of that special dividend, with the balance of $0.6 million to be collected at a later date.

Other, Net

Other, net increased $0.8 million to $1.3 million for fiscal 2006 compared to $0.5 million in fiscal 2005, primarily attributable to realized losses of $0.9 million on the sale of marketable securities that were liquidated as part of our repatriation of foreign earnings of $29.6 million.

Income Taxes

In fiscal 2006, the consolidated effective tax rate was 25.1% compared to 29.1% in fiscal 2005. The lower tax rate in fiscal 2006 was primarily attributable to the tax on repatriation of foreign earnings in fiscal 2005 and the lower effective tax rate on the $4.5 million special dividend income from Masimo in fiscal 2006 due to the Federal dividends received deduction. The above items were partially offset by a reduced benefit for the Federal Research Credit, due to its expiration on December 31, 2005, and an incremental phase-out of the extraterritorial income exclusion.

Net Earnings

Net earnings were $25.8 million or $1.69 per diluted share in fiscal 2006 compared to $14.6 million, or $0.97 per diluted share in fiscal 2005, with the increased earnings in fiscal 2006, due to the factors discussed above in the Financial Summary section.

Liquidity and Capital Resources

Fiscal 2007 vs. Fiscal 2006

We consider our cash and cash equivalents, short-term investments and our available unsecured lines of credit to be our principal sources of liquidity.

Cash and cash equivalents and short-term investments at June 30, 2007 were $39.4 million compared to $52.6 million at June 30, 2006. Long-term investments were $14.3 million and $22.3 million at June 30, 2007 and June 30, 2006, respectively. Working capital was $147.3 million compared to $157.5 million at the end of fiscal 2006 and the current ratio was 3.5:1 compared to 3.8:1 last year.

The decrease in working capital and the current ratio was primarily due to a decrease in short-term investments ($19.4 million), partially offset by an increase in accounts receivable ($7.4 million).

The decrease in short-term investments was primarily due to sales of investments to provide cash for the Artema acquisition, the Sorin distribution agreement and payment of a special dividend of $1.00 per share in the second quarter of fiscal 2007. The increase in accounts receivable was principally due to higher sales ($5.8 million) and an increase in days sales outstanding (7).

In fiscal 2007, we provided $26.2 million of net cash from operating activities compared to $29.0 million in the prior year with the decrease primarily attributable to lower net earnings, partially offset by a reduction in inventories which consumed $5.0 million less cash in fiscal 2007 than in the prior year principally due to an inventory reduction in Patient Monitoring.

In fiscal 2007, we used a net $0.8 million of cash in investing activities. Net sales and maturities of investments yielded $102.1 million and proceeds from the sale of assets added $3.0 million of cash. These $105.1 million of proceeds were spent on $74.0 million of investment purchases, $16.4 million for the acquisition of Artema, $8.0 million of capital expenditures and technology and $7.5 million of capitalized software.

In fiscal 2007, we used a net $18.3 million of cash in financing activities. We paid $20.4 million in dividends, comprising two quarterly dividends of $0.07 per share, two quarterly dividends of $0.10 per share and a special dividend of $1.00 per share paid in the second quarter of fiscal 2007. Financing cash outlays were partially funded by $4.0 million of proceeds from the exercise of stock options and $0.4 million of excess tax benefits to be realized from stock-based awards.

At June 30, 2007, we had available unsecured lines of credit totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period. Of the total available, $25.0 million expires in October 2007, $24.0 million expires in November 2007 and $25.0 million expires in March 2008. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. At June 30, 2007, we had approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.

We purchased about 55,700 shares of our common stock for approximately $1.7 million during fiscal year 2007. We have a remaining balance of $3.0 million available under the stock repurchase program authorized by the Board of Directors on May 16, 2001.

On September 12, 2006, the Board of Directors approved an additional stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market or in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company.

Subsequent Event — We have a preferred stock investment in Masimo Corporation, a supplier to the Patient Monitoring Division. On August 13, 2007, Masimo completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million. The gain will be reflected in the first quarter of fiscal 2008.

Fiscal 2006 vs. Fiscal 2005

Cash and cash equivalents and short-term investments at June 30, 2006 were $52.6 million compared to $42.6 million at June 30, 2005. Long-term investments were $22.3 million and $22.8 million at June 30, 2006 and June 30, 2005, respectively. Working capital increased to $157.5 million compared to $129.0 million at the end of fiscal 2005 and the current ratio increased to 3.8:1 from 3.2:1 at the end of fiscal 2005.

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

In fiscal 2006, we provided $29.0 million of net cash from operating activities compared to $36.9 million in fiscal 2005 with the decrease primarily attributable to a reduction in prepaid expenses and other assets which consumed $11.7 million more cash in fiscal 2006 than in the prior year due principally to an increase in pension contributions and prepaid taxes.

In fiscal 2006, we used a net $21.6 million of cash in investing activities. Net sales and maturities of investments yielded $58.6 million and proceeds from the sale of assets added $2.7 million of cash. These $61.3 million of proceeds were spent on $72.0 million of investment purchases, $7.2 million of capital and technology and $4.1 million of capitalized software.

In fiscal 2006, we used a net $9.3 million of cash in financing activities. We paid $19.1 million in dividends, comprising four quarterly dividends of $0.07 per share and a special dividend of $1.00 per share declared in the second fiscal quarter and paid in the third fiscal quarter. We also repaid $4.0 million of short-term borrowings. Financing cash outlays were partially funded by $13.0 million of proceeds from the exercise of stock options and $1.4 million of excess tax benefits to be realized from stock-based awards.

In fiscal 2006, we purchased about 5,000 shares of our common stock for approximately $144 thousand.

We believe that our existing cash and investment balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of United States and European inflation over the past three fiscal years has not significantly affected the Company.

Presented below is a summary of our contractual obligations and other commitments as of June 30, 2007.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(Dollars in millions)

Operating lease obligations	$9.0	$3.7	$4.5	$0.7	$0.1
Purchase commitments(1)	34.3	34.3	—	—	—
Guaranteed milestone payments(2)	1.5	0.5	1.0	—	—

Total contractual obligations and other commitments	$44.8	$38.5	$5.5	$0.7	$0.1

(1)	These amounts include non-cancelable purchase commitments for inventory and capital expenditures that meet our projected requirements over the related terms and are in the normal course of business.

(2)	Represents guaranteed milestone payments under the X-Site purchase agreement.

Off-Balance Sheet Arrangements

At June 30, 2007 we did not have any off-balance sheet financing arrangements.

Information Concerning Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside our control, including the risk that the Spectrum OR monitor will not strengthen the Company’s competitive position in the $150 million annual worldwide market for operating room monitors and with customers that seek to standardize monitoring in different areas of the hospital with one supplier and that market conditions may change, particularly as the result of competitive activity in the markets served by the Company. Additional risks include the Company’s dependence on certain unaffiliated suppliers (including single source manufacturers) for patient monitoring, cardiac assist and interventional products, continued demand for the Company’s products, rapid and significant changes that generally characterize the medical device industry and the ability to continue to respond to such changes and the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.

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

Revenue Recognition — We recognize revenue and all related costs, including warranty costs, when persuasive evidence of an arrangement exists, title and risk of loss passes to the customer and collectibility of the fixed sales price is probable. For products shipped FOB shipping point, revenue is recognized when they leave our premises. For products shipped FOB destination, revenue is recognized when they reach the customer. For certain products where we maintain consigned inventory at customer locations, revenue is recognized when the product has been used by the customer. We record estimated sales returns as a reduction of net sales in the same period that the related revenue is recognized. Historical experience is used to estimate an accrual for future returns relating to recorded sales, as well as estimated warranty costs. Revenue for service repairs of equipment is recognized after service has been completed, and service contract revenue is recognized ratably over the term of the contract. For certain products, revenue is recognized separately for delivered components when the delivered components have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered components and the undelivered components are not essential to the functionality of the delivered components. We do not have a general right of return for our products. Post shipment obligations for training commitments are considered perfunctory, and sales are recognized when delivered with provision for incremental costs. We reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to report trade receivables at their estimated net realizable value. We rely on prior experience to estimate cash which ultimately will be collected from the gross receivables balance at period-end. Such amount cannot be known with certainty at the financial statement date. We maintain a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. We also maintain an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

Inventory Valuation — We value our inventories at the lower of cost or market. Cost is determined by the “first-in, first-out” (FIFO) method. Inventory is recorded at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology and other factors.

Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax expense as well as assessing temporary differences in the treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess whether it will be more likely than not that our deferred tax assets will be recovered from future taxable income and/or the implementation of tax planning strategies. To the extent that we cannot conclude that recovery is likely, a valuation allowance must be established.

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

We operate within multiple taxing jurisdictions and are subject to routine corporate income tax audits in many of those jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions. Our U.S. income tax returns for fiscal 1999 and prior years have been audited by the Internal Revenue Service and are closed. The U.S. statutory period has expired for fiscal years though 2003, and is open for subsequent periods. During fiscal 2007, we have closed audits in several state jurisdictions with immaterial adjustments. Statutory periods remain open in a number of foreign and state jurisdictions.

We record our income tax provisions based on our knowledge of all relevant facts and circumstances, including existing tax laws and the status of current examinations. Although we have recorded all probable income tax accruals in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies and SFAS No. 109, Accounting for Income Taxes, our accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process, and therefore include certain contingencies. We believe that our accrual for income tax liabilities, including related interest, is adequate in relation to the potential for additional tax assessments. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a significant impact on our tax provision, net income and cash flows.

Pension Plan Actuarial Assumptions — We sponsor defined benefit pension plans in the United States and certain European countries covering eligible employees. We use several actuarial and other statistical factors which attempt to estimate the ultimate expense and liability related to our pension plans. These factors include assumptions about discount rate, expected return on plan assets and rate of future compensation increases. In addition, subjective assumptions, such as withdrawal and mortality rates are utilized. The actuarial assumptions may differ materially from actual results due to the changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences, depending on their magnitude, could have a significant impact on the amount of pension expense we record in any particular period.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. We will adopt FIN 48 in our fiscal year 2008 beginning July 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007 (effective for our fiscal year beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

On June 30, 2007, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires registrants to fully recognize an asset or liability for the overfunded or the underfunded status of their benefit plans on their consolidated balance sheet. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The benefit obligation is measured as the projected benefit obligation for pension plans and as the accumulated postretirement benefit obligation for other postretirement benefit plans. At June 30, 2007, we had a PBO that was approximately $1.1 million higher than the fair value of the

U.S. and International defined benefit pension plan assets. The SERP plans had a PBO of approximately $18.3 million at June 30, 2007. There are no assets in the SERP plans. In addition, we are required to recognize as part of other comprehensive income (loss), net of taxes, gains and losses due to differences between our actuarial assumptions and actual experience (actuarial gains and losses) and any effects on prior service due to plan amendments (prior service costs or credits) that arise during the period and which are not yet recognized as net periodic benefit costs. At adoption date, we recognized $5.1 million within accumulated other comprehensive loss, net of tax, related to the previously unrecognized net actuarial losses, prior service credits and net transition amounts. We currently meet the SFAS 158 requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. SFAS 158 also includes additional disclosures in an entity’s annual financial statements. See Note 11 for additional information related to our retirement benefit plans.

During the fourth quarter of fiscal 2007, we adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. During the second quarter we identified a prior year misstatement that we considered to be immaterial under our current approach for evaluating the materiality of a misstatement. However, upon adoption of SAB 108 this misstatement was considered material to the financial statements and was corrected upon adoption during the fourth quarter through a cumulative effect adjustment impacting beginning retained earnings and cumulative translation adjustments as of the beginning of fiscal 2007. The misstatement relates to a cumulative translation adjustment of approximately $1.1 million that was not written-off in fiscal 2002 when a European subsidiary was closed as part of a restructuring. This adjustment did not have an impact on total consolidated stockholders’ equity.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2007, 2006 and 2005.

As of June 30, 2007, we had a notional amount of $16.3 million of foreign exchange forward contracts outstanding, all of which were in Euros and British Pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

Item 8.	Financial Statements and Supplementary Data

See Financial Statements following Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Datascope Corp.
Montvale, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Datascope Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company and our report dated September 12, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective July 1, 2005, SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, effective June 30, 2007, and the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective for the year ended June 30, 2007.

/s/  Deloitte & Touche LLP

Parsippany, New Jersey
September 12, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 29, 2007 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 29, 2007 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 29, 2007 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The following table provides information as of June 30, 2007 about our Common Stock that may be issued under our existing equity compensation plans upon the exercise of stock options or otherwise:

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)
Stock options	1,715,661	$32.44	640,184
Common stock(2)	3,908	—	1,196,092
Equity compensation plans not approved by security holders(3)
Stock options	25,500	$34.17	—

Total	1,745,069		1,836,276

(1)	See Note 9 to the Consolidated Financial Statements for a description of our stock-based plans.

(2)	We granted 3,908 shares of restricted stock to members of the Board of Directors in fiscal 2007 under the 2005 Equity Incentive Plan, pursuant to the Compensation Plan for Non-Employee Directors.

(3)	Includes grants of options to consultants to purchase up to 5,500 shares of our Common Stock. These options have terms ranging from 5 to 10 years, with exercise prices ranging from $22.49 to $39.45.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 29, 2007 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 29, 2007 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

All other schedules have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

3. Exhibits

Exhibit
No.	Document Description

3.1	Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1989, incorporated by reference as Exhibit 3.1 to the registrant’s Registration Statement on Form 8-B, filed with the Commission in January 1990 (the “Form 8-B”).
3.2	By-Laws, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated September 27, 2004.
4.1	Specimen of certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Form 8-B.
4.2	Form of Certificate of Designations of the Company’s Series A Preferred Stock, incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A, filed with the Commission on May 31, 1991 (the “Form 8-A”).
4.3	Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2.1 to the Form 8-A.
4.4	Form of Amendment to Rights Agreement, dated May 24, 2000, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2 to the Form 8-A/A, filed with the Commission on June 1, 2000.
10.1	Datascope Corp. 1981 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2.1 to the Form 8-B.

Exhibit
No.	Document Description

10.2	Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed by the Company on October 28, 2004.
10.3	Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (the “2Q 1997 10-Q”).
10.4	Datascope Corp. Annual Incentive Plan, incorporated by reference to Exhibit 10.3 to the 2Q 1997 10-Q.
10.5	Datascope Corp. Amended and Restated Compensation Plan for Non-Employee Directors, incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed by the Company on October 28, 2002.
10.6	Employment Agreement, dated July 1, 1996, by and between the Company and Lawrence Saper, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
10.7	Split-Dollar Agreement, dated July 25, 1994, by and among the Company, Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 (the “1996 10-K”).
10.8	Modification Agreement, dated July 25, 1994, by and among the Company, Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.16 to the 1996 10-K.
10.9	Assignment, dated July 25, 1994, by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan Life Insurance Company Insurance Policy No. 940 750 122UM in favor of the Company, incorporated by reference to Exhibit 10.17 to the 1996 10-K.
10.10	Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Security Mutual Life Insurance Company of New York Insurance Policy No. 11047711 in favor of Datascope Corp., incorporated by reference to Exhibit 10.18 to the 1996 10-K.
10.11	Stock Option Agreement between the Company and William E. Cohn, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the Commission on June 20, 2000 (the “June 20, 2000 Form S-8”).
10.12	Stock Option Agreement between the Company and Thor W. Nilsen, incorporated by reference to Exhibit 4.2 of the June 20, 2000 Form S-8.
10.13	Stock Option Agreement between the Company and Robert Getts, Ph.D., incorporated by reference to Exhibit 4.3 of the June 20, 2000 Form S-8.
10.14	Stock Option Agreement between the Company and Robert Getts, Ph.D., James Kadushin and William Ohley, Ph.D., incorporated by reference to Exhibit 4.4 of the June 20, 2000 Form S-8.
10.15	Stock Option Agreement between the Company and Arno Nash and Alan Abramson, incorporated by reference to Exhibit 4.5 of the June 20, 2000 Form S-8.
10.16	Stock Option Agreement between the Company and David Altschiller, incorporated by reference to Exhibit 4.7 of the June 20, 2000 Form S-8.
10.17	Amendment to Employment Agreement, dated as of May 30, 2000, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2000.
10.18	Series G Preferred Stock Purchase Agreement, dated as of September 14, 2001, by and between Masimo Corporation and Datascope Corp., incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 (the “2002 10-K”).
10.19	Second Amendment to Employment Agreement, dated as of October 31, 2001, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.20 of the 2002 10-K.
10.20	Stock Option Agreement between the Company and William L. Asmundson, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed with the Commission on December 19, 2001 (the “December 19, 2001 Form S-8”).

Exhibit
No.		Document Description

10.21		Stock Option Agreement between the Company and Jorgen K. Winther, incorporated by reference to Exhibit 10.2 of the December 19, 2001 Form S-8.
10.22		Third Amendment to Employment Agreement, dated as of March 13, 2002, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.23 of the 2002 10-K.
10.23		Fourth Amendment to Employment Agreement, dated as of October 1, 2002, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2004 (the “2004 10-K”).
10.24		Stock Option Agreement between the Company and David Altschiller, dated February 25, 2003 incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8, filed with the Commission on May 30, 2003 (the “May 30, 2003 Form S-8”).
10.25		Stock Option Agreement between the Company and Dr. Samuel Money, incorporated by reference to Exhibit 4.3 of the May 30, 2003 Form S-8.
10.26		Stock Option Agreement between the Company and Leonard Gottlieb, dated May 20, 2003, incorporated by reference to Exhibit 10.23 to the 2004 10-K.
10.27		Datascope Corp. 2004 Management Incentive Plan, incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed by the Company on October 28, 2003.
10.28		Fifth Amendment to Employment Agreement, dated as of April 1, 2005, by and between Datascope Corp. and Lawrence Saper.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASCOPE CORP.

By:	/s/ Lawrence Saper
Lawrence Saper
Chairman of the Board
and Chief Executive Officer

Date: September 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Saper Lawrence Saper	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 12, 2007

/s/ Henry M. Scaramelli Henry M. Scaramelli	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	September 12, 2007

/s/ Fred Adelman Fred Adelman	Vice President, Chief Accounting Officer (Principal Accounting Officer)	September 12, 2007

/s/ Alan B. Abramson Alan B. Abramson	Director	September 12, 2007

/s/ David Altschiller David Altschiller	Director	September 12, 2007

/s/ William L. Asmundson William L. Asmundson	Director	September 12, 2007

/s/ James J. Loughlin James J. Loughlin	Director	September 12, 2007

/s/ Robert E. Klatell Robert E. Klatell	Director	September 12, 2007

/s/ William W. Wyman William W. Wyman	Director	September 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Datascope Corp.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Datascope Corp. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective July 1, 2005, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective June 30, 2007, and the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective for the year ended June 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 12, 2007

Datascope Corp. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$15,780	$9,479
Short-term investments	23,681	43,147
Accounts receivable less allowance for doubtful accounts of $2,603 and $2,301	85,553	78,133
Inventories	59,455	58,759
Prepaid income taxes	2,293	3,233
Prepaid expenses and other current assets	11,167	13,907
Current deferred taxes	7,238	6,522

Total current assets	205,167	213,180
Property, plant and equipment, net	82,812	85,460
Long-term investments	14,346	22,297
Intangible assets, net	26,074	20,465
Goodwill	12,860	4,065
Other assets	34,897	30,213

	$376,156	$375,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,386	$20,071
Accrued expenses	17,661	15,653
Accrued compensation	17,422	16,234
Deferred revenue	4,380	3,675

Total current liabilities	57,849	55,633
Other liabilities	25,220	26,309
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $0.01 per share:
Authorized, 45,000 shares; Issued, 18,867 and 18,721 shares	189	187
Additional paid-in capital	109,384	103,728
Treasury stock at cost, 3,521 and 3,465 shares	(107,037)	(105,319)
Retained earnings	294,765	299,255
Accumulated other comprehensive loss:
Cumulative translation adjustments	1,899	(1,300)
Pension liability adjustments	(5,827)	(2,437)
Unrealized loss on available-for-sale securities	(286)	(376)

Total stockholders’ equity	293,087	293,738

	$376,156	$375,680

See notes to consolidated financial statements

Datascope Corp. and Subsidiaries

Consolidated Statements of Earnings
(In thousands, except per share amounts)

	Year Ended June 30,
	2007	2006	2005

Net sales	$378,800	$373,000	$352,700
Cost of sales	167,408	164,046	147,578

Gross profit	211,392	208,954	205,122
Operating expenses:
Research and development expenses	34,785	37,306	36,214
Selling, general and administrative expenses	142,396	143,116	141,593
Special items	12,818	(810)	8,074

	189,999	179,612	185,881

Operating earnings	21,393	29,342	19,241
Other (income) expense:
Interest income	(2,481)	(2,242)	(2,231)
Interest expense	115	298	304
Dividend income	(196)	(4,523)	—
Other, net	(648)	1,319	514

	(3,210)	(5,148)	(1,413)

Earnings before income taxes	24,603	34,490	20,654
Income taxes	7,138	8,647	6,008

Net earnings	$17,465	$25,843	$14,646

Earnings per share, basic	$1.15	$1.73	$0.99

Weighted average number of common shares outstanding, basic	15,244	14,974	14,795

Earnings per share, diluted	$1.14	$1.69	$0.97

Weighted average number of common shares outstanding, diluted	15,387	15,296	15,124

See notes to consolidated financial statements

Datascope Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

							Accumulated
	Common Stock		Additional				Other Com-
		Par	Paid-in	Treasury Stock		Retained	prehensive
	Shares	Value	Capital	Shares	Cost	Earnings	Loss	Total

Balance, June 30, 2004	18,044	$180	$81,571	(3,254)	$(97,177)	$311,643	$(3,647)	$292,570
Net earnings						14,646		14,646
Minimum pension liability adjustments, net of tax of $4,754							(6,884)	(6,884)
Foreign currency translation							(211)	(211)
Unrealized gain on available-for-sale securities, net of tax of ($97)							302	302

Total comprehensive income								7,853

Common stock transactions	229	3	6,032	(17)	(636)			5,399
Tax benefit relating to stock-based awards			1,806					1,806
Cancellation of treasury stock	(17)		(636)	17	636			—
Common stock repurchased				(206)	(7,998)			(7,998)
Cash dividends declared on common stock ($2.28 per share)						(33,765)		(33,765)

Balance, June 30, 2005	18,256	183	88,773	(3,460)	(105,175)	292,524	(10,440)	265,865
Net earnings						25,843		25,843
Minimum pension liability adjustments, net of tax of ($3,498)							5,066	5,066
Foreign currency translation							1,413	1,413
Unrealized loss on available-for-sale securities, net of tax of $98							(152)	(152)

Total comprehensive income								32,170

Common stock transactions	475	4	13,821	(24)	(838)			12,987
Restricted stock awards	14							—
Stock-based compensation			558					558
Tax benefit relating to stock-based awards			1,414					1,414
Cancellation of treasury stock	(24)		(838)	24	838			—
Common stock repurchased				(5)	(144)			(144)
Cash dividends declared on common stock ($1.28 per share)						(19,112)		(19,112)

Balance, June 30, 2006	18,721	187	103,728	(3,465)	(105,319)	299,255	(4,113)	293,738
Net earnings						17,465		17,465
Minimum pension liability adjustments, net of tax of ($1,164)							1,686	1,686
Foreign currency translation							2,127	2,127
Unrealized gain on available-for-sale securities, net of tax of ($47)							90	90

Total comprehensive income								21,368

Cumulative effect of SFAS No. 158 adoption, net of tax of $3,618							(5,076)	(5,076)
Cumulative effect of SAB No. 108 adoption						(1,072)	1,072	—
Common stock transactions	156	2	4,661					4,663
Restricted stock awards	4							—
Stock-based compensation			695					695
Tax benefit relating to stock-based awards			300					300
Cancellation of restricted stock awards	(14)							—
Common stock repurchased				(56)	(1,718)			(1,718)
Cash dividends declared on common stock ($1.37 per share)						(20,883)		(20,883)

Balance, June 30, 2007	18,867	$189	$109,384	(3,521)	$(107,037)	$294,765	$(4,214)	$293,087

See notes to consolidated financial statements

Datascope Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended June 30,
	2007	2006	2005

Operating Activities:
Net earnings	$17,465	$25,843	$14,646
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,209	15,162	15,089
Amortization	6,279	5,371	4,508
Provision for supplemental pension	1,284	1,164	1,082
Provision for losses on accounts receivable	456	461	390
Cash surrender value of officers life insurance	(248)	(308)	(340)
Gains on asset sales	(2,235)	(810)	—
Realized (gains) losses on sale of investments	(1,268)	853	—
Stock-based compensation expense	695	558	—
Tax benefit of stock-based awards	—	—	1,806
Excess tax benefits from stock-based compensation	(350)	(1,406)	—
Deferred income tax (benefit) expense	(199)	320	(444)
Special charges asset write-offs	2,648	1,614	6,315
Purchased in-process research and development	440	—	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(4,892)	(3,353)	(4,132)
Inventories	(6,116)	(11,084)	(11,018)
Prepaid expenses and other assets	(2,263)	(4,710)	7,006
Accounts payable	(2,800)	627	1,888
Accrued and other liabilities	2,102	(1,301)	98

Net cash provided by operating activities	26,207	29,001	36,894

Investing Activities:
Capital expenditures	(5,885)	(6,255)	(6,678)
Proceeds from asset sales	3,000	2,653	1,187
Purchases of investments	(73,960)	(72,010)	(28,625)
Proceeds from investment maturities	70,035	30,596	20,962
Proceeds from investment sales	32,103	28,065	20,901
Capitalized software	(7,458)	(4,059)	(5,907)
Purchased technology and licenses	(2,157)	(459)	(2,843)
Business acquisition payment, net of cash acquired	(16,423)	—	—
Other	(88)	(88)	(88)

Net cash used in investing activities	(833)	(21,557)	(1,091)

Financing Activities:
Short-term borrowings	—	15,200	10,000
Repayments of short-term borrowings	—	(19,200)	(6,000)
Exercise of stock options	3,988	12,987	5,399
Treasury shares acquired under repurchase programs	(1,718)	(144)	(7,998)
Excess tax benefits from stock-based compensation	350	1,406	—
Cash dividends paid	(20,389)	(19,079)	(33,468)
Guaranteed milestone payments	(500)	(500)	—

Net cash used in financing activities	(18,269)	(9,330)	(32,067)

Effect of exchange rates on cash	(804)	(823)	329
Increase (decrease) in cash and cash equivalents	6,301	(2,709)	4,065
Cash and cash equivalents, beginning of year	9,479	12,188	8,123

Cash and cash equivalents, end of year	$15,780	$9,479	$12,188

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$41	$246	$204

Income taxes paid	$11,370	$8,857	$10,669

Income taxes refunded	$3,538	$3,192	$10,004

Non-cash investing and financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$6,809	$6,518	$9,509

Dividends declared, not paid	$1,563	$1,069	$1,037

Capitalized software and property, plant & equipment acquired, not paid	$128	$477	$—

Cancellation of treasury stock	$—	$838	$636

Sale of land/escrow receivable	$—	$—	$1,471

Proceeds due from broker — common stock transactions	$441	$—	$—

Issuance of deferred shares	$234	$—	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the “Company,” which may be referred to as our, us or we). All intercompany balances and transactions have been eliminated. The presentation of certain prior year information has been reclassified to conform with the current year presentation.

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

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

We value our inventories at the lower of cost or market. Cost is determined by the “first-in, first-out” (“FIFO”) method. Inventory is reported at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology and other factors. Inventories consist of the following:

	June 30,
	2007	2006

Materials	$20,189	$24,408
Work in process	11,253	12,582
Finished goods	28,013	21,769

	$59,455	$58,759

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

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major categories of property, plant and equipment consist of the following:

	June 30,
	2007	2006

Land	$9,248	$9,248
Buildings	57,061	56,013
Machinery, furniture and equipment	116,787	110,673
Leasehold improvements	476	454

	183,572	176,388
Less accumulated depreciation and amortization	(100,760)	(90,928)

	$82,812	$85,460

Depreciation expense was $15.2 million in fiscal 2007 and 2006 and $15.1 million in fiscal 2005. We estimate the useful life of machinery and equipment at 3 to 5 years, furniture at 8 years and buildings at 40 years.

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

Other Assets

Capitalized Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and included in Other Assets. Capitalized software amortization is the greater of the ratio of current revenues for a product to the total of current and anticipated future gross revenues for that product or on a straight-line basis over the remaining estimated economic life of the product, including the current reporting period (not to exceed five years).

Internal Use Capitalized Computer Software Costs

We capitalize costs incurred to develop internal use computer software during the application development stage, in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Internal use computer software costs are amortized on a straight line basis over the remaining estimated economic life of the software, not to exceed 5 years. Costs become amortizable as functionality of the computer software is achieved.

Intangible Assets

We capitalize payments for purchased technology, licenses and other intangible assets when it is considered probable that the product will be brought to market in the near future and the anticipated profitability is such that it can support recovery of the investment. Satisfaction of the above conditions requires that there be no significant uncertainty about attaining marketability and the remaining open issues necessary to have a saleable product are reasonably predictable. Purchased technology and licenses are amortized through cost of sales either on a straight-

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line basis or on a projected sales unit basis, over the remaining estimated economic or legal life of the product, generally 5 to 16 years. Other intangible assets consist of patents, customer relationships, a non-compete agreement and a trade name and are amortized on a straight-line basis using lives ranging from 5 to 11 years. The straight-line basis is used for intangible assets when the pattern of consumption of the economic benefits of the intangible asset is not determinable.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. On an annual basis, or when management determines that the carrying value of goodwill may not be recoverable based upon the existence of certain indicators of impairment, we calculate the fair value of a reporting unit, which is based on a discounted cash flow analysis, and compare it to the reporting unit’s carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the difference. In fiscal 2007, we recorded a pretax goodwill impairment charge of $2.3 million related to Genisphere. Slower growth in Genisphere’s markets primarily attributable to increased competition in the DNA microarray market had a negative impact on Genisphere’s operating results and resulted in lower growth expectations. As a result, the Genisphere goodwill was determined to be completely impaired. The impairment charge is included in the Corporate and Other segment. There was no impairment of goodwill based on our testing and analysis in fiscal 2006 and 2005.

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

Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, we establish the fair value for our equity awards to determine their cost and recognize the related stock-based compensation expense over the appropriate vesting period. We adopted SFAS 123(R) effective July 1, 2005, using the modified prospective method. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, are recognized as service is rendered after our adoption date. Prior years’ financial statements were not restated. Prior to

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the adoption of SFAS 123(R), we applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, to account for our stock-based awards. See Note 9 for additional information related to stock-based compensation expense.

Recently Adopted Accounting Pronouncements

On June 30, 2007, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires registrants to fully recognize an asset or liability for the overfunded or the underfunded status of their benefit plans on their consolidated balance sheet. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The benefit obligation is measured as the projected benefit obligation (“PBO”) for pension plans and as the accumulated postretirement benefit obligation for other postretirement benefit plans. At June 30, 2007, we had a PBO that was approximately $1.1 million higher than the fair value of the U.S. and International defined benefit pension plan assets. The supplemental executive retirement plans (“SERP”) had a PBO of approximately $18.3 million at June 30, 2007. There are no assets in the SERP plans. In addition, we are required to recognize as part of accumulated other comprehensive income (loss), net of taxes, gains and losses due to differences between our actuarial assumptions and actual experience (actuarial gains and losses) and any effects on prior service due to plan amendments (prior service costs or credits) that arise during the period and which are not yet recognized as net periodic benefit costs. At adoption date, we recognized $5.1 million within accumulated other comprehensive loss, net of tax, related to the previously unrecognized net actuarial losses, prior service credits and net transition amounts. We currently meet the SFAS 158 requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. SFAS 158 also includes additional disclosures in an entity’s annual financial statements. See Note 11 for additional information related to our retirement benefit plans.

During the fourth quarter of fiscal 2007, we adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. During the second quarter we identified a prior year misstatement that we considered to be immaterial under our current approach for evaluating the materiality of a misstatement. However, upon adoption of SAB 108 this misstatement was considered material to the financial statements and was corrected upon adoption during the fourth quarter through a cumulative effect adjustment impacting beginning retained earnings and cumulative translation adjustments as of the beginning of fiscal 2007. The misstatement relates to a cumulative translation adjustment of approximately $1.1 million that was not written-off in fiscal 2002 when a European subsidiary was closed as part of a restructuring. This adjustment did not have an impact on total consolidated stockholders’ equity.

Recent Accounting Pronouncements, Not Required to be Adopted as of June 30, 2007

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. FIN 48 is effective for

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning after December 15, 2006 (our fiscal year 2008 beginning July 1, 2007, and we will adopt it accordingly). We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

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

The fair value of accounts receivable and accounts payable approximate their carrying value because of their short maturity. Our short- and long-term marketable investments are primarily held in U.S. Treasury Securities and AAA — Rated Corporate Notes. Fair values of short- and long-term investments are based upon quoted market prices, including accrued interest.

Investments in preferred stock are accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or carried at cost, as appropriate. As of June 30, 2007, our preferred stock investment was in a privately held company for which fair value was not readily determinable. We have reviewed and concluded that there was no impairment of our preferred stock investment as of June 30, 2007. See Note 17, Subsequent Event, for additional information related to our preferred stock investment.

As part of a license agreement we purchased from Sorin Group in January 2007, we received a call option to acquire Sorin’s peripheral vascular stent products within two years. The call option was valued using the Black-Scholes option valuation model.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, investments were classified as follows:

		Gross Unrealized
	Cost	Gains	Losses	Fair Value

Short Term
U.S. Treasury Securities	$23,942	$2	$263	$23,681

Long Term
U.S. Treasury Securities	$6,105	$—	$201	$5,904
AAA — Rated Corporate Notes	2,062	26	—	2,088
Preferred Stock	5,000	—	—	5,000
Call Option	1,354	—	—	1,354

Long-term total	$14,521	$26	$201	$14,346

Totals	$38,463	$28	$464	$38,027

We had 6 securities with a fair market value of $12.5 million and unrealized losses of $421 thousand at June 30, 2007 that had a continuous loss position for more than 12 months. We had 5 securities with a fair market value of $4.2 million and unrealized losses of $43 thousand at June 30, 2007 that had a continuous loss position for less than 12 months. Unrealized losses from these investments are primarily attributable to interest rate changes.

Realized losses of $5 thousand on the sale of $31.5 million of investments in fiscal 2007 were determined based on the specific identification method. The pretax change in unrealized loss on available-for-sale securities that has been included as a separate component of stockholders’ equity was a gain of $136 thousand in fiscal 2007. No losses were reclassified from stockholders’ equity to the statement of earnings in fiscal 2007.

As of June 30, 2006, investments were classified as follows:

		Gross Unrealized
	Cost	Gains	Losses	Fair Value

Short Term
U.S. Treasury Securities	$43,141	$9	$3	$43,147

Long Term
U.S. Treasury Securities	$15,818	$21	$635	$15,204
AAA — Rated Corporate Notes	2,057	36	—	2,093
Preferred Stock	5,000	—	—	5,000

Long-term total	$22,875	$57	$635	$22,297

Totals	$66,016	$66	$638	$65,444

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

Realized losses of $853 thousand on the sale of $28.9 million of investments in fiscal 2006 were determined based on the specific identification method. The sale of these investments was due to the repatriation of approximately $30.0 million of foreign earnings under the American Jobs Creation Act of 2004. The change in unrealized loss on available-for-sale securities that has been included in the separate component of stockholders’

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity was a loss of $484 thousand in fiscal 2006. Losses of $234 thousand were reclassified from stockholders’ equity to the statement of earnings in fiscal 2006.

Realized losses of $47 thousand on the sale of $20.9 million of investments in fiscal 2005 were determined based on the specific identification method. The change in unrealized loss on available-for-sale securities that has been included in the separate component of stockholders’ equity was a gain of $446 thousand in fiscal 2005.

We have determined that the gross unrealized losses on our investment securities at June 30, 2007 and 2006 were temporary in nature. We review our investments for indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Contractual maturities of debt securities as of June 30, 2007 are as follows:

Available-for-Sale	Fair Value

Due within one year	$23,681
Due after one year through five years	7,992

$31,673

Derivative Financial Instruments

We have limited involvement with derivative financial instruments and do not use them for trading purposes. We utilize foreign currency forward exchange contracts primarily to mitigate the foreign exchange impact of gains or losses relating to certain intercompany receivables denominated in foreign currencies. Our hedging activities do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the intercompany receivables hedged. These contracts are not designated as hedges and are recorded at fair value with any gains or losses recognized in current period earnings.

We recorded net losses related to these contracts of $0.9 million in fiscal 2007 and $1.0 million in fiscal 2006 and net gains of $0.2 million in fiscal 2005. These amounts, included within Other, net, in our consolidated statements of earnings, consist of gains and losses from contracts settled during fiscal 2007, 2006 and 2005 as well as contracts outstanding at June 30, 2007, 2006 and 2005 that are recorded at fair value.

As of June 30, 2007 and 2006, we had a notional amount of $16.3 million and $11.9 million, respectively, of foreign currency forward exchange contracts outstanding, all of which were in Euros and British Pounds. The foreign currency forward exchange contracts generally have maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The foreign currency forward exchange contracts are with large international financial institutions.

None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss during fiscal 2007 and 2006.

3.	Acquisition

On June 5, 2007, we acquired all of the outstanding stock of Artema Medical AB, a privately held Swedish manufacturer of proprietary gas analyzers, which identify and measure the concentration of anesthetic agents used during surgery. This acquisition expanded our product offerings targeted toward the surgical marketplace. Artema is the developer of the world’s most compact and power efficient side-stream gas analyzer, the Artema AIONtm, which is sold on an OEM-basis to patient monitoring companies. We intend to maintain Artema as a stand-alone company serving its OEM customers and to incorporate Artema’s gas bench technology in our patient monitors for use in operating rooms.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of the Artema acquisition was approximately $16.4 million in cash, including acquisition related expenses, less $0.1 million cash acquired, and was assigned entirely to the Cardiac Assist/Monitoring operating segment. The purchase agreement also includes milestone payments based on future performance not currently estimable. The purchase price paid for Artema was allocated, as applicable, between purchased in-process research and development, other identifiable intangible assets, tangible assets, liabilities and goodwill based on a detailed valuation prepared in conjunction with an outside valuation firm. The goodwill recognized represents expected synergies resulting from incorporating Artema’s gas analyzer products into our patient monitoring product line, including the recently launched Spectrum OR patient monitor. The acquired goodwill is not tax deductible.

The pro forma impact of the Artema acquisition was not material to our results for the fiscal year ended June 30, 2007. The results of operations related to Artema have been included in our consolidated statements of earnings since the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price of the acquisition:

Goodwill	$11,078
Tangible assets, net	465
Intangible assets:
Purchased technology	3,000
Customer relationships and other	1,070
Trade name	370
Purchased in-process research & development	440

Total net assets acquired	$16,423

The amount allocated to purchased in-process research & development was expensed at the date of acquisition and is reflected as a research & development expense in our consolidated statement of earnings in fiscal 2007.

The weighted average amortization period for purchased technology and customer relationships (intangible assets subject to amortization) is 10.0 years and 9.5 years, respectively. The weighted average amortization period for all acquired intangible assets subject to amortization is 9.9 years.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets

	June 30,
	2007	2006

Amortized intangible assets:
Purchased technology	$22,176	$18,968
Licenses	5,272	2,973
Customer relationships and other	1,077	—

Subtotal	28,525	21,941

Accumulated amortization:
Purchased technology	(1,300)	(832)
Licenses	(1,512)	(644)
Customer relationships and other	(12)	—

Subtotal	(2,824)	(1,476)

Amortized intangible assets, net	$25,701	$20,465

Indefinite-lived intangible assets:
Trade name	$373	$—

The components of intangible assets primarily represent the fair value of intangibles assets acquired from Artema Medical, purchased technology for the ClearGlide endoscopic vessel harvesting device, a license for the manufacture of our Anestar anesthesia delivery systems, purchased technology for the X-Site suture-based vascular closure device and purchased technology for the ProLumen thrombectomy device.

Amortization expense for fiscal 2007 and 2006 was $1.3 million and $0.9 million, respectively.

Expected future amortization expense for intangible assets subject to amortization for fiscal 2008 through 2012 is as follows:

	Year Ending June 30,
	2008	2009	2010	2011	2012

Amortization expense	$1,798	$1,808	$1,910	$1,475	$1,586

The remaining weighted average amortization period for intangible assets is approximately 10 years.

5.	Goodwill

Goodwill as of June 30, 2007 and 2006 was $12.9 million and $4.1 million, respectively. We acquired $11.1 million of goodwill as a result of the acquisition of Artema Medical in fiscal 2007. Our annual impairment test is performed during the fourth quarter of our fiscal year. In fiscal 2007, we recorded a pretax goodwill impairment charge of $2.3 million related to Genisphere. Slower growth in Genisphere’s markets primarily attributable to increased competition in the DNA microarray market had a negative impact on Genisphere’s operating results and resulted in lower growth expectations. As a result, the Genisphere goodwill was determined to be completely impaired. There was no acquired goodwill and no change in the carrying value of existing goodwill during fiscal 2006.

Of the $12.9 million in goodwill, $11.1 million is included in the Cardiac Assist/Monitoring Products segment and the remaining $1.8 million is in the Interventional/Vascular Products segment.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets

	June 30,
	2007	2006

Capitalized software, net of accumulated amortization of $20,975 and $15,975	$20,173	$17,486
Cash surrender value of officers’ life insurance	12,153	11,817
Non-current pension asset	1,261	—
Non-current deferred tax assets	249	—
Other non-current assets	1,061	910

	$34,897	$30,213

Amortization of capitalized software costs was $5.0 million in fiscal 2007, $4.5 million in fiscal 2006 and $4.1 million in fiscal 2005.

7.	Income Taxes

Earnings before income taxes consists of the following:

	Year Ended June 30,
	2007	2006	2005

U.S.	$18,081	$26,479	$12,403
Foreign	6,522	8,011	8,251

Earnings before income taxes	$24,603	$34,490	$20,654

The related provision for income taxes consists of the following:

	Year Ended June 30,
	2007	2006	2005

Current income taxes:
Federal	$3,970	$5,835	$3,329
State	1,773	1,767	1,981
Foreign	1,594	725	1,142

Total current	7,337	8,327	6,452

Deferred income taxes:
Federal	374	(136)	(166)
State	(25)	338	(392)
Foreign	(548)	118	114

Total deferred	(199)	320	(444)

Total income taxes	$7,138	$8,647	$6,008

Amounts are reflected in the preceding table based on the location of the taxing authorities.

Included in the change in deferred tax assets (liabilities) are certain items that have been recorded as components of accumulated other comprehensive loss. These amounts resulted in a $2.6 million increase in deferred tax assets in fiscal 2007, $3.4 million decrease in deferred tax assets in fiscal 2006 and a $4.7 million increase in deferred tax assets in fiscal 2005. Also included above is a deferred tax liability of $1.1 million associated with the acquisition of Artema Medical in fiscal 2007.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2005, we determined that we would repatriate approximately $30.0 million under the American Jobs Creation Act of 2004 (“AJCA”) and, accordingly, recorded a current deferred tax liability of $2.0 million for Federal and state taxes attributable to the repatriation of earnings. During the fourth quarter of fiscal 2006, we completed the repatriation of foreign earnings, totaling $29.6 million, and finalized the computations of the related aggregate tax impact resulting in an additional tax liability of $175 thousand. During fiscal 2006, $5 million of the repatriated funds was used to supplement our contributions to our defined benefit pension plan and the remaining repatriated funds were used to fund other qualified expenditures as defined under the AJCA, such as research and development and capital expenditures.

At June 30, 2007, the cumulative amount of undistributed foreign earnings was approximately $39.9 million. Income taxes have not been provided on this undistributed income because we intend to reinvest these earnings in our overseas operations. It is not practicable to estimate the amount of income taxes payable on the earnings that are permanently reinvested in foreign operations.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate is shown below:

	Year Ended June 30,
	2007		2006		2005
		Effective		Effective		Effective
	Amount	Rate	Amount	Rate	Amount	Rate

Tax computed at Federal statutory rate	$8,611	35.0%	$12,072	35.0%	$7,229	35.0%
(Decrease) increase resulting from:
Benefit from extraterritorial income exclusion	(387)	(1.6)	(1,428)	(4.1)	(1,765)	(8.5)
State income taxes, net of Federal income tax benefit	1,147	4.7	1,410	4.1	1,033	5.0
Rate differential on foreign income	(1,237)	(5.0)	(1,973)	(5.7)	(1,633)	(7.9)
Domestic manufacturing deduction	(146)	(0.6)	(161)	(0.5)	—	—
Research and development credit, net	(482)	(2.0)	(345)	(1.0)	(845)	(4.1)
Repatriation of foreign earnings	—	—	175	0.5	2,017	9.8
Special dividend income	(48)	(0.2)	(1,108)	(3.2)	—	—
Other	(320)	(1.3)	5	—	(28)	(0.2)

Total income taxes	$7,138	29.0%	$8,647	25.1%	$6,008	29.1%

The adjustment reflected in the above table for the special dividend income in fiscal 2007 and 2006 reflects the favorable effect of the Federal dividends received deduction.

Deferred taxes arise because of differences between the financial statement basis and tax basis of assets and liabilities, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) and “deferred tax liabilities” (generally items that we receive a tax deduction for, but have not yet been recorded in the consolidated statement of earnings). Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the major items recorded as deferred tax assets and liabilities are:

	June 30,
	2007	2006

Deferred Tax Assets
Inventories	$5,044	$5,193
Accounts receivable	623	584
Foreign and state tax credits	2,585	1,671
Unrealized foreign exchange losses	140	235
Supplemental pension	7,385	6,483
Tax loss carryforwards	3,765	2,960
Minimum pension liability	4,138	1,722
Asset write-downs	1,865	1,793
Accrued expenses	1,545	929
Unrealized losses on available-for-sale securities	178	210
Other	957	1,192

Deferred tax assets before valuation allowance	28,225	22,972
Valuation allowance	(4,855)	(3,427)

Deferred tax assets after valuation allowance	23,370	19,545

Deferred Tax Liabilities
Accelerated depreciation	10,780	10,422
Acquisition intangibles	1,024	—
State income taxes	261	364
Accrued insurance	1,064	906
Accrued pension	2,780	1,852
Other	1,108	1,542

Deferred tax liabilities	17,017	15,086

Net deferred tax assets	$6,353	$4,459

At June 30, 2007, we had total net operating loss carryforwards of $59.2 million ($0.4 million foreign and $58.8 million state tax net operating loss carryforwards). The tax effect of the operating loss carryforwards was $3.8 million ($0.3 million foreign and $3.5 million state). All of the foreign tax loss carryforwards may be carried forward indefinitely. The benefits from state tax carryforwards expire during the period 2008 through 2026. An insignificant amount of these carryforwards expire in the next 3 years. We also had $4.0 million of credit carryforwards of state research and development tax credits as of June 30, 2007. The benefits of the state credits expire during the period 2020 through 2022.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. We recorded a valuation allowance at June 30, 2007 and 2006 of $4.9 million and $3.4 million, respectively, against the foreign and state tax carryforwards and a portion of the state tax credits.

The valuation allowance increased by $1.5 million during fiscal 2007, due to the net increase in foreign and state tax loss carryforwards and the portion of state tax credits that are more likely than not to expire before utilization. The valuation allowance increased by $0.1 million and $1.2 million during fiscal 2006 and 2005,

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, due to the net increase in foreign and state tax loss carryforwards, and the portion of state tax credits that are more likely than not to expire before utilization.

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

8.	Other Liabilities

	June 30,
	2007	2006

Non-current pension liabilities	$20,714	$16,034
Minimum pension liability	—	4,337
X-Site guaranteed minimum payments	906	1,341
Non-current deferred income	1,152	1,109
Non-current deferred taxes	1,134	2,063
Other non-current liabilities	1,314	1,425

	$25,220	$26,309

9.	Stock-Based Awards

We maintain the following equity incentive plans: the 2005 Equity Incentive Plan, the Amended and Restated 1995 Employee Stock Option Plan, the Amended and Restated Non-Employee Director Plan and option agreements with certain consultants.

The 2005 Equity Incentive Plan (“2005 Plan”), approved by stockholders in December 2005, authorized 1,200,000 shares covering several different types of awards, including stock options, performance shares, performance units, stock appreciation rights, restricted shares and deferred shares.

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

In December 2004, the FASB issued SFAS 123(R) that requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of earnings. The stock-based compensation expense is recognized over the requisite service period based on fair values measured on grant dates.

At the beginning of fiscal 2006, we adopted SFAS 123(R) using the modified prospective method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under the modified prospective method, all new stock option awards granted after July 1, 2005 and stock options for which service has not been rendered that are outstanding (unvested awards) at July 1, 2005, are recognized as service is rendered after the effective date. In accordance with SFAS 123(R), we recorded stock-based compensation expense for the cost of

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options, restricted stock and deferred shares (together, “stock-based awards”). Stock-based compensation expense in fiscal 2007 and 2006 was recorded in the statements of earnings as follows:

	Year Ended June 30,
	2007	2006

Cost of sales	$26	$13
Research and development expense	145	22
Selling, general and administrative expense	524	523

Total stock-based compensation expense	$695	$558

Total stock-based compensation expense, net of tax	$411	$330

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25. Under APB 25, we did not recognize compensation expense, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant.

The following table details the effect on net earnings and earnings per share had stock-based compensation expense for the stock-based awards been recorded in fiscal 2005 based on the fair-value method under SFAS 123(R).

Year Ended
June 30,
2005

Net earnings — as reported	$14,646
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(7,362)

Net earnings — pro forma	$7,284

Earnings per share:
Basic — as reported	$0.99

Basic — pro forma	$0.49

Diluted — as reported	$0.97

Diluted — pro forma	$0.48

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

	Year Ended June 30,
	2007	2006	2005

Expected dividend yield	4.00%	2.22%	0.83%
Expected volatility	27%	29%	30%
Risk-free interest rate	4.62%	4.63%	3.63%
Expected life	4.8 Years	4.9 Years	5.3 Years

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123(R), we presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123(R) requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, we classified $0.4 million and $1.4 million of excess tax benefits as financing cash flows in fiscal 2007 and 2006, respectively. In fiscal 2005, we classified $1.8 million of tax benefits for stock-based awards as an operating cash flow.

Stock Options

We have an employee stock compensation plan, the Amended and Restated 1995 Employee Stock Option Plan, covering 4,150,000 shares of common stock, a non-employee director plan for members of the Board of Directors covering 150,000 shares of common stock and option agreements with certain consultants. Stock options have generally been granted with a 4-year vesting period and 10-year term. The stock options vest in equal annual installments over the vesting period. Under the provisions of SFAS 123(R), members of the Board of Directors are considered employees.

Changes in our stock options were as follows:

	Year Ended June 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at July 1	2,040,626	$32.47	2,477,153	$31.73	2,714,357	$31.08
Granted	167,250	33.91	176,100	35.85	367,350	33.82
Exercised	(152,861)	28.97	(475,095)	29.10	(227,964)	26.40
Forfeited/Expired	(313,854)	34.93	(137,532)	35.13	(376,590)	32.36

Outstanding at June 30	1,741,161	$32.47	2,040,626	$32.47	2,477,153	$31.73

Vested and expected to vest at June 30	1,700,212	$32.41	2,017,132	$32.43	2,475,190	$31.73

Exercisable at June 30	1,534,136	$32.17	1,876,484	$32.22	2,444,697	$31.80

At June 30, 2007, there were 2,381,345 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares. We anticipate that shares repurchased will offset shares to be issued for the stock-based awards and reduce the dilutive impact of the share-based activity. However, since the timing and amount of future repurchases is not known, we cannot estimate the number of shares expected to be repurchased during fiscal 2008.

The weighted average remaining contractual term was approximately 5.5 years for stock options outstanding and approximately 5.1 years for stock options exercisable as of June 30, 2007. The weighted average fair value of options granted was $6.89 in fiscal 2007, $9.64 in fiscal 2006 and $11.42 in fiscal 2005.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $10.4 million for stock options outstanding and $9.6 million for stock options exercisable as of June 30, 2007. The total intrinsic value for stock options exercised was approximately $1.1 million in fiscal 2007, $3.9 million in fiscal 2006 and $2.8 million in fiscal 2005.

The amount of cash received from the exercise of stock options was approximately $4 million and the related tax benefit was approximately $0.3 million in fiscal 2007.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2007.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Contractual Life	Price	Options	Price

$20.97 - $28.67	655,947	4.75	$28.27	655,947	$28.27
$28.80 - $35.54	597,114	6.76	$32.28	427,839	$31.60
$35.84 - $41.58	488,100	5.09	$38.34	450,350	$38.39

	1,741,161	5.53	$32.47	1,534,136	$32.17

As of June 30, 2007, unrecognized stock-based compensation expense related to stock options was approximately $1.5 million and is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock

The following table summarizes restricted stock activity under the 2005 Plan during fiscal 2007 and 2006.

	Year Ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price

Nonvested at July 1	13,937	$35.88	—	$—
Granted	3,908	35.84	13,937	35.88
Vested	—	—	—	—
Forfeited	(13,937)	35.88	—	—

Nonvested at June 30	3,908	$35.84	13,937	$35.88

As of June 30, 2007, unrecognized stock-based compensation expense related to nonvested awards was approximately $0.3 million and is expected to be recognized over a weighted average period of 0.5 years.

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

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Repurchase Programs

On September 12, 2006, the Board of Directors approved the adoption of a stock repurchase program authorizing an additional $40 million for future purchases of our common stock. Through June 30, 2007, there were no stock repurchases under this program. Currently, we have $3 million remaining and available from the stock repurchase program authorized by the Board of Directors on May 16, 2001. Under this previous program, we have acquired 970,505 shares through June 30, 2007 at a cost of $37 million. There is no expiration date on the current programs.

Compensation Plan for Non-Employee Directors

We have a compensation plan for non-employee directors, which became effective on January 1, 2007. Any member of the Board of Directors who is not an employee or a consultant to us or any of our divisions or subsidiaries will receive an annual retainer of $25 thousand payable in cash, deferred shares or restricted shares and an annual equity grant of $70 thousand payable in deferred shares or restricted shares. All payments made in shares of our common stock are pursuant to the 2005 Plan. Prior to the beginning of calendar year 2007, compensation for non-employee directors was covered under the Amended and Restated Non-Employee Director Plan, which became effective in calendar year 1998. Under the previous compensation plan, eligible non-employee directors received an annual retainer of $24 thousand payable in shares of our common stock and an annual grant of options to purchase 5,000 shares of our common stock.

10.	Segment Information

We develop, manufacture and sell medical devices in two reportable segments, Cardiac Assist/Monitoring Products and lnterventional/Vascular Products.

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

The lnterventional/Vascular Products segment includes vascular closure devices, which are used to seal arterial puncture wounds after cardiovascular catheterization procedures, interventional radiology products used in dialysis access and a proprietary line of knitted and woven polyester vascular grafts, patches and graft stents for reconstructive vascular and cardiovascular surgery.

We have aggregated our operating segments into two reportable segments based on similar manufacturing processes, economic characteristics, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cardiac
	Assist/	Interventional/	Corporate
	Monitoring	Vascular	and
	Products	Products	Other(a)	Consolidated

Year ended June 30, 2007
Net sales to external customers	$329,659	$47,955	$1,186	$378,800
Operating earnings (loss)(b)	$37,225	$(7,915)	$(7,917)	$21,393
Assets	$215,160	$81,765	$79,231	$376,156
Long-lived asset expenditures(c)	$8,196	$3,682	$3,361	$15,239
Depreciation and amortization	$16,626	$3,121	$1,741	$21,488
Year ended June 30, 2006
Net sales to external customers	$319,577	$51,836	$1,587	$373,000
Operating earnings (loss)(b)	$41,695	$(11,970)	$(383)	$29,342
Assets	$186,866	$81,474	$107,340	$375,680
Long-lived asset expenditures	$5,945	$1,944	$3,449	$11,338
Depreciation and amortization	$16,185	$2,908	$1,440	$20,533
Year ended June 30, 2005
Net sales to external customers	$288,583	$62,538	$1,579	$352,700
Operating earnings (loss)(b)	$37,066	$(15,377)	$(2,448)	$19,241
Assets	$193,250	$98,391	$65,441	$357,082
Long-lived asset expenditures	$10,843	$3,480	$1,193	$15,516
Depreciation and amortization	$15,454	$2,906	$1,237	$19,597

(a)	Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other include cash, investments, property, plant and equipment, net, including the corporate headquarters, goodwill and cash surrender value of officers’ life insurance. Segment SG&A expenses include fixed corporate G&A allocated charges.

(b)	Operating earnings for the Cardiac Assist/Monitoring Products segment includes special charges of $2.4 million in fiscal 2007. Operating loss for the lnterventional/Vascular Products segment includes special charges of $3.9 million (net of gain of sale on ProGuide of $2.2 million), $2.7 million and $3.6 million in fiscal 2007, 2006 and 2005, respectively. Operating loss for Corporate and Other includes special charges of $6.5 million in fiscal 2007, a gain on sale of an unused facility of $0.8 million in fiscal 2006 and special charges of $4.5 million in fiscal 2005.

(c)	Excludes assets acquired through acquisition of Artema Medical.

Reconciliation to consolidated earnings before income taxes:

	Year Ended June 30,
	2007	2006	2005

Consolidated operating earnings	$21,393	$29,342	$19,241
Interest income, net	2,366	1,944	1,927
Dividend income	196	4,523	—
Other, net	648	(1,319)	(514)

Consolidated earnings before income taxes	$24,603	$34,490	$20,654

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net sales based on the geographic location of the external customer. No individual foreign country accounted for more than 10% of our worldwide sales in fiscal 2007, 2006 or 2005.

	Year Ended June 30,
	2007	2006	2005

United States	$225,087	$231,878	$219,199
Foreign countries	153,713	141,122	133,501

Total	$378,800	$373,000	$352,700

The following table presents long-lived assets by geographic location:

	June 30,
	2007	2006	2005

United States	$123,951	$127,562	$129,396
Foreign countries	32,443	12,641	13,549

Total	$156,394	$140,203	$142,945

The following table presents sales by product line:

	Year Ended June 30,
	2007	2006	2005

Cardiac Assist	$173,158	$160,175	$139,120
Patient Monitoring	156,501	159,402	149,463
Vascular Products	32,731	29,288	34,648
Interventional Products	15,224	22,548	27,890
Genisphere	1,186	1,587	1,579

Total	$378,800	$373,000	$352,700

11.	Retirement Benefit Plans

We have various retirement benefit plans covering substantially all U.S. and international employees. Total expense for the domestic and international retirement plans was $6.8 million in fiscal 2007, $7.6 million in fiscal 2006 and $5.9 million in fiscal 2005. Below is a further description of our retirement benefit plans.

Defined Benefit Pension Plans — U.S. and International

We have a defined benefit pension plan designed to provide retirement benefits to eligible U.S. employees. U.S. pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Retirement benefits for the international plans are based on years of service, final average earnings and social security benefits. Funding policies for the international plans are based on local statutes and the assets are invested in guaranteed insurance contracts.

Supplemental Executive Retirement Plans (SERP)

We have noncontributory, unfunded supplemental defined benefit retirement plans (“SERP”) for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, and certain current and former key officers. Life insurance has been purchased to recover a portion of the net after tax cost for these SERPs. The assumptions used to develop the supplemental pension cost and the actuarial present value of the projected benefit obligation are reviewed annually.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The SERP expense for Mr. Saper recognized in the consolidated financial statements was $1.1 million in fiscal 2007 and $0.9 million in fiscal 2006 and 2005.

The SERP covering certain former key officers provides a pension at age 65, for up to 15 years, based on a predetermined earnings level for the five-year period prior to retirement. The SERP for one former officer provides a lifetime retirement benefit. The SERP expense for these executives recognized in the consolidated financial statements was $0.2 million in fiscal 2007, $0.3 million in fiscal 2006 and $0.2 million in fiscal 2005.

Post-Retirement Medical Benefits Plan

In addition to the SERP, we have a noncontributory, unfunded post-retirement medical benefits plan for Mr. Saper. The post-retirement medical plan provides certain lifetime medical benefits to Mr. Saper and his wife upon the termination of Mr. Saper’s employment with us. The expense recognized in the consolidated financial statements was $18 thousand in fiscal 2007, 2006 and 2005.

Defined Contribution Plans

We have defined contribution savings and supplemental retirement plans for U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible U.S. employees. The contributions are based on matching 50% of participating employees’ contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.9 million for fiscal 2007, $1.7 million for fiscal 2006 and $1.9 million for fiscal 2005.

Adoption of New Accounting Standard

On June 30, 2007, we adopted the provisions of SFAS 158. The incremental impact of applying SFAS 158 to our consolidated balance sheet as of June 30, 2007, was to reduce our total stockholders’ equity by $5.1 million, primarily due to the recognition of previously unrecognized actuarial losses that are now required to be recognized

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within accumulated other comprehensive loss, net of tax. The following table sets forth the incremental effect of applying SFAS 158 to individual line items in our consolidated balance sheet as of June 30, 2007.

		SFAS 87/88
	Before	Minimum		After
	SFAS 87/88/158	Pension Liability	SFAS 158	SFAS 87/88/158
	Adjustments	Adjustments	Adjustments	Adjustments

Prepaid expenses and other current assets	$18,809	—	$(7,642)	$11,167
Other assets, including non-current deferred taxes	31,398	(1,332)	4,831	34,897
Accrued expenses	17,612	—	49	17,661
Other liabilities	26,022	(3,018)	2,216	25,220
Accumulated other comprehensive loss	(824)	1,686	(5,076)	(4,214)

Net Periodic Benefit Costs

The components of net periodic benefit costs of the U.S. and International defined benefit pension plans, the SERP and the post-retirement medical benefits plan include the following:

	Year Ended June 30,
Net Periodic Benefit Costs	2007	2006	2005	2007	2006	2005
	U.S. and International			SERP

Service cost	$2,700	$3,240	$2,402	$350	$387	$376
Interest cost	4,069	3,714	3,285	1,000	829	829
Expected return on assets	(3,697)	(3,326)	(2,801)	*	*	*
Amortization of:
Net loss (gain)	521	1,168	57	9	23	(122)
Unrecognized prior service cost	12	13	13	(75)	(75)	(1)
Curtailment loss(a)	14	—	—	—	—	—

Net periodic benefit costs	$3,619	$4,809	$2,956	$1,284	$1,164	$1,082

	Year Ended June 30,
Net Periodic Benefit Costs	2007		2006		2005
	Post-Retirement Medical

Service cost	$	*	$	*	$	*
Interest cost		12		11		12
Expected return on assets		*		*		*
Amortization of:
Net loss		1		2		1
Unrecognized prior service cost		5		5		5

Net periodic benefit costs		$18		$18		$18

*	Not applicable

(a)	In the second quarter of fiscal 2007, we recognized a curtailment loss related to U.S. workforce reductions in the Interventional Products and Patient Monitoring businesses.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

The following table shows the changes in fiscal 2007 and 2006 in the projected benefit obligation, plan assets and funded status of the U.S. and International defined benefit pension plans, the SERP and the post-retirement medical benefits plan:

	Year Ended June 30,
	2007	2006	2007		2006
	U.S. and International		SERP

Change in Projected Benefit Obligation
Pension benefit obligation at beginning of year	$62,084	$66,816		$16,113		$15,163
Service cost	2,700	3,240		350		387
Interest cost	4,069	3,714		1,000		829
Foreign exchange impact	171	143		—		—
Employee contributions	48	—		—		—
Plan amendments	(1,186)	—		—		—
Curtailment	(388)	—		—		—
Actuarial loss (gain)	1,406	(10,669)		1,078		(129)
Benefits paid	(1,249)	(1,160)		(235)		(137)

Pension benefit obligation at end of year	$67,655	$62,084		$18,306		$16,113

Accumulated benefit obligation at end of year	$61,601	$55,666		$18,306		$16,113

Change in Plan Assets
Fair value of plan assets at beginning of year	$56,179	$44,847	$	*	$	*
Actual return on assets	3,952	620		*		*
Foreign exchange impact	231	183		*		*
Employer contributions	7,352	11,689		*		*
Employee contributions	48	—		*		*
Benefits paid	(1,249)	(1,160)		*		*

Fair value of plan assets at end of year	$66,513	$56,179	$	*	$	*

Funded Status at June 30,
Fair value of plan assets	$66,513	$56,179		$—		$—
Pension benefit obligation	67,655	62,084		18,306		16,113

Funded status-plan assets less than benefit obligation	$(1,142)	(5,905)		$(18,306)		(16,113)

Unrecognized prior service cost		145				(154)
Unrecognized net actuarial loss		9,499				233
Unrecognized net obligation remaining at June 30,		—				—

Net amount recognized		$3,739				$(16,034)

*	Not applicable

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended June 30,
	2007	2006
	Post-Retirement Medical

Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$191	$202
Service cost	*	*
Interest cost	12	11
Plan amendments	—	(6)
Actuarial loss (gain)	29	(16)

Benefit obligation at end of year	$232	$191

Accumulated benefit obligation at end of year	$232	$191

Funded Status at June 30,
Benefit obligation	$232	$191
Fair value of plan assets	—	—

Funded status-plan assets less than benefit obligation	$(232)	(191)

Unrecognized prior service cost		73
Unrecognized net actuarial loss		39
Unrecognized net obligation remaining at June 30,		—

Net amount recognized		$(79)

*	Not applicable

The favorable change in the funded status of our U.S. and International defined benefit pension plans in the aggregate as of June 30, 2007 was primarily due to the higher actual return on plan assets earned in fiscal 2007 as compared to fiscal 2006 and the increase in the discount rate used to calculate the net periodic benefit cost.

The following are recognized in the consolidated balance sheets:

	Year Ended June 30,
	2007	2006	2007	2006
	U.S. and International		SERP

Accrued benefit liability	$—	$(1,100)	$(227)	$—
Non-current benefit liability	(2,403)	—	(18,079)	(16,282)
Non-current pension asset	1,261	—	—	—

Funded status	$(1,142)		$(18,306)

Prepaid benefit cost		750		—
Intangible asset		145		71
Accumulated other comprehensive loss		3,944		177

Net amount recognized		$3,739		$(16,034)

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006
	Post-Retirement Medical

Accrued benefit liability	$—	$—
Non-current benefit liability	(232)	(79)
Non-current pension asset	—	—

Funded status	$(232)

Prepaid benefit cost		—
Intangible asset		—
Accumulated other comprehensive loss		—

Net amount recognized		$(79)

The components of the amount recognized in accumulated other comprehensive loss in the consolidated balance sheet at June 30, 2007 were as follows:

	U.S. and		Post-Retirement
	International	SERP	Medical

Net actuarial loss	$9,674	$1,302	$67
Prior service (credit) cost	(1,068)	(80)	69

Accumulated other comprehensive loss, gross	$8,606	$1,222	$136

Accumulated other comprehensive loss, net of tax	$5,023	$723	$81

The following table presents the amount in accumulated other comprehensive loss expected to be amortized into net periodic benefit costs for fiscal 2008.

	U.S. and		Post-Retirement
	International	SERP	Medical

Net actuarial loss	$418	$12	$3
Prior service (credit) cost	(41)	(74)	4

Total	$377	$(62)	$7

Plan Assumptions

Weighted average assumptions used in developing the benefit obligations and net periodic benefit cost for the U.S. and International defined benefit pension plans were as follows:

	2007	2006	2005

Benefit Obligation
Discount rate	6.43%	6.50%	5.50%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected return on plan assets	6.04%	6.30%	6.50%

	2007	2006	2005

Net Periodic Benefit Cost
Discount rate	6.18%	5.50%	6.50%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected return on plan assets	6.40%	6.50%	6.50%

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date for the defined benefit pension plans and the SERP is July 1.

The healthcare cost trend rate for our post-retirement medical benefit plan was 9.00% at June 30, 2007. The trend rate is expected to decline to 4.75% by the year 2013. A one-percentage-point change in assumed healthcare cost trend rates would not have a material effect on our financial statements.

U.S. Plan Asset Allocation and Investment Guidelines

The percentages of the fair value of plan assets allocated at June 30, 2007 and 2006 by asset category and the weighted average target allocations for fiscal 2008 for the U.S. defined pension plan are as follows:

	June 30,
Asset Category	2008	2007	2006
		Percentage of
	Target Allocation	Plan Assets

Small Capitalization Equities(a)	10.0%	8.1%	7.7%
Fixed Income Bonds — Corporate	15.0%	14.6%	9.5%
Fixed Income Bonds — Government	75.0%	75.7%	79.1%
Cash	0.0%	1.6%	3.7%

	100.0%	100.0%	100.0%

The expected long-term rate of return of 6.2% for the U.S. plan is calculated by using the target allocation and expected returns for each asset class in the table above.

(a)	Represents investment in our common stock of $5.0 million and $4.0 million (131,000 shares) at June 30, 2007 and 2006, respectively.

Below is a summary of our U.S. pension investment guidelines.

•	Our investment objective is to invest in securities which provide minimal risk, a high degree of liquidity and an adequate return. Return on such investments, while recognized as important, is not the primary consideration. Safety of principal and liquidity are the key objectives.
•	At least 50% of the fixed portion of the portfolio will be invested in Treasury and Federal Agency obligations. The maximum maturity of each security is 10 years.
•	No more than 50% of the portfolio will be invested in 5 to 10 year medium-term AAA-rated corporate notes.
•	No more than $3 million in aggregate will be invested in any single company’s AAA-rated corporate notes.
•	Investments may include Datascope common stock. The amount of Datascope stock is limited by ERISA rules (section 407 (a)), which says that the pension fund can purchase Company stock, as long as immediately thereafter, the aggregate fair market value of Company stock held by the fund does not exceed 10% of the fair market value of all pension fund assets.

Expected benefit payments under the U.S. and International defined benefit pension plans, the SERP and the post-retirement medical benefits plan over future years are as follows:

			Post-
	U.S. and		Retirement
Fiscal Year	International	SERP	Medical

2008	$1,483	$233	$—
2009	1,662	2,184	20
2010	1,900	2,714	22
2011	2,103	2,547	24
2012	2,348	2,363	25
2013 — 2017	17,089	9,077	82

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected employer contribution to the U.S. defined benefit pension plan in fiscal 2008, is between $0 million (minimum regulatory requirement) and $16.0 million (maximum contribution). No decision has been made at this time on the fiscal 2008 contribution.

12.	Commitments and Contingencies

Leases

Future minimum rental commitments under non-cancelable operating leases are as follows:

Fiscal Year

2008	$3,738
2009	2,833
2010	1,659
2011	503
2012	156
Thereafter	147

Total future minimum rental payments	$9,036

Total rent expense was approximately $4.6 million in fiscal 2007, $4.2 million in fiscal 2006 and $4.1 million in fiscal 2005. Certain of our leases contain purchase and/or renewal options.

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

The Public Prosecutor’s Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. The investigation concerns marketing practices under which benefits were provided to customers of the subsidiary. We cooperated with the police portion of the investigation that has now been concluded with the filing of a report of their findings with the prosecutor. The prosecutor is now reviewing the report to determine how he will proceed. While the report seemed favorable to us, we cannot predict at this time what the outcome of the prosecutor’s review will be or if it will have a material adverse effect on our business or consolidated financial statements.

On March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that our ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We have filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming the Company’s ProLumen device infringes the claims of this patent. The parties have agreed that this matter should be consolidated with the first case and the consolidation has taken place. A jury trial took place in late June 2007 that resulted in a finding that the ProLumen product infringed the three patents, we owed a $690 thousand royalty to the plaintiffs and an injunction issued precluding us from further selling the ProLumen product. We have filed a Notice of Appeal regarding the lower court’s decision. We believe we will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Arrangements

We had available unsecured lines of credit at June 30, 2007 totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period. At June 30, 2007, we had no outstanding borrowings. Of the total available, $25.0 million expires in October 2007, $24.0 million expires in November 2007 and $25.0 million expires in March 2008. These lines are renewable annually at the option of the banks, and we plan to seek renewal. We also had $25.5 million in lines of credit with no expiration date. At June 30, 2007, we had $1.0 million of letters of credit outstanding as security for inventory purchases from an overseas vendor. At June 30, 2006, we had available unsecured lines of credit totaling $99.4 million, with no outstanding borrowings.

Purchase Commitments

We had $34.3 million in non-cancelable purchase commitments as of June 30, 2007. This amount includes commitments for inventory and capital expenditures that meet our projected requirements and are in the normal course of business.

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

Changes in accrued warranty for the years ended June 30, 2007, 2006 and 2005 were as follows:

	Year Ended June 30,
	2007	2006	2005

Warranty reserve at the beginning of the year	$350	$300	$400
Warranties accrued during the year	79	389	176
Warranties settled during the year	(179)	(339)	(276)

Warranty reserve at the end of the year	$250	$350	$300

The warranty reserve at June 30, 2007 is included in accrued expenses on our consolidated balance sheet.

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

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We continue to fill customer orders and provide clinical support for our vascular closure devices, VasoSeal and On-Site, while we seek a buyer for the vascular closure products, including X-Site. We have engaged an investment bank as financial advisor for the sale of the vascular closure product line and negotiations are ongoing with potential buyers. We added Safeguard to the product portfolio of the entire Cardiac Assist sales force, beginning May 2007. We plan to seek the sale or independent distribution of the ProLumen device for the interventional radiology market; although these plans are subject to the reversal of a verdict that is being appealed.

A competitor has brought an action against us alleging that our ProLumen thrombectomy device infringes its intellectual property. In June 2007 a jury ruled that ProLumen does infringe that intellectual property and an award for $690 thousand in royalties and an injunction against the manufacture and sale of that device were entered. We have appealed this ruling and we believe that we will be successful in that appeal. Accordingly, we have not accrued the royalties awarded nor have we reduced the value at which we carry the ProLumen assets on our books.

We have not treated the value of the assets associated with IP to be impaired because we believe that the value of those assets will be recovered in a sale. We will recognize a gain or loss on the sale of those assets, depending on the amounts that we ultimately realize on their disposition. The aggregate carrying value of those IP assets is approximately $27 million.

We recorded a pretax charge of $5.0 million related to the IP exit plan in fiscal 2007, comprising $3.5 million for severance and other termination benefits, $1.2 million for purchase commitments and contract termination costs and $0.3 million for the write-off of fixed assets. Most of the terminated IP employees (92%) left the Company by the end of fiscal 2007. Severance expenses of approximately $0.1 million will be recorded in fiscal 2008 related to the remaining IP employees.

Gain on Sale of ProGuide Assets

In February 2007, we completed the sale of our ProGuide chronic dialysis catheter and the associated assets to Merit Medical Systems, Inc. of South Jordan, Utah, for $3 million plus a royalty on future sales of the ProGuide catheter. ProGuide is the first in the portfolio of products of the Interventional Products Division to be sold as part of the divestiture of IP products. The gain on the sale of ProGuide assets approximated $2.2 million.

Workforce Reductions in the Patient Monitoring Division, the European Sales Organization, Corporate and Genisphere

In October 2006, we reduced the workforce in the Patient Monitoring (PM) Division. All of the terminated employees left the Company by the end of the third quarter of fiscal 2007. As a consequence, we recorded a pretax charge of $0.5 million for severance and other termination benefits.

In December 2006, we reduced the workforce in the European sales organization and recorded a charge of $3.0 million for severance and other termination benefits. The workforce reductions resulted primarily from the merger of the European PM sales organization into the existing European sales organization, which had previously focused on Cardiac Assist, IP and InterVascular products. All of the terminated employees left the Company by the end of fiscal 2007.

In February 2007, we reduced the workforce in Genisphere. All of the terminated employees left the Company by the end of the third quarter of fiscal 2007. As a consequence, we recorded a pretax charge of $0.1 million for severance and other termination benefits.

In June 2007, we recorded a pretax charge of $2.4 million for severance, settlement and other termination expenses due to headcount reductions in the Corporate Legal and Internal Audit Departments as a result of outsourcing these functions.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill Impairment — Genisphere

The Genisphere goodwill was determined to be completely impaired based on the annual goodwill impairment test. Slower growth in Genisphere’s markets primarily attributable to increased competition in the DNA microarray market had a negative impact on Genisphere’s operating results and resulted in lower growth expectations. As a result, we recorded a goodwill impairment charge of $2.3 million in the fourth quarter of fiscal 2007.

Inquiry Expenses

In fiscal 2007, we incurred expenses of $1.7 million related to the Audit Committee investigations of ethics line reports related to the Chairman and Chief Executive Officer and an executive officer in Europe. The ethics line permits persons to report activities that they characterize as improper on an anonymous basis. The Audit Committee engaged independent counsel and forensic accountants to investigate these charges.

As disclosed in our 8-K filings, based on the results of the investigations, the Audit Committee concluded that there was no evidence to support the allegations made in the ethics line reports. The Audit Committee, with the assistance of independent counsel and independent forensic accountants, also reviewed the matters raised by the Internal Audit Department and Legal Department concerning the Chairman and found the issues raised by them to be without merit.

The special items in fiscal 2007 are reflected in the following segments:

Cardiac Assist/Monitoring Products	$2.4 million
Interventional/Vascular Products	$3.9 million
Corporate and Other	$6.5 million

Below is a summary of the fiscal 2007 special charges (excluding the gain on sale of ProGuide assets of $2.2 million) and the remaining liability at June 30, 2007.

	IP Exit
	Plan and
	Workforce	Inquiry	Impairment of	Total Special
	Reductions	Expenses	Goodwill	Charges

FY 2007 Special Charges
Severance expenses	$9,569	$—	$—	$9,569
Inquiry expenses	—	1,693	—	1,693
Contractual obligations	992	—	—	992
Asset write-offs and other	515	—	2,284	2,799

Subtotal	11,076	1,693	2,284	$15,053

Utilized Through June 30, 2007
Severance expenses	6,152	—	—	6,152
Inquiry expenses	—	1,566	—	1,566
Contractual obligations	992	—	—	992
Asset write-offs and other	515	—	2,284	2,799

Subtotal	7,659	1,566	2,284	11,509

Remaining Balance June 30, 2007	$3,417	$127	$—	$3,544

The remaining liability at June 30, 2007 for the fiscal 2007 special charges is included in accrued expenses on our consolidated balance sheet. The remaining liability will be utilized by the end of fiscal 2008.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2006

We have a preferred stock investment in Masimo Corporation, a supplier to the Patient Monitoring business. In February 2006, Masimo’s Board of Directors and stockholders approved a special dividend payment to all stockholders. In March 2006, we received $3.9 million of that special dividend, with the balance of $0.6 million collected in the third quarter of fiscal 2007.

In the second quarter of fiscal 2006, we recorded a special charge totaling $2.7 million related to the postponed launch of the X-Site vascular closure device in the United States. The delay was the result of market feedback from the limited launch of X-Site, which revealed a strong market preference for a pre-tied knot as an integral part of the device. The X-Site product currently provides a suture knot-tier as an accessory. In December 2005, we approved a plan to reduce operating expenses in conjunction with the decision to delay the launch of the X-Site device. As a result, we eliminated 33 positions, or 20% of the workforce in the Interventional Products Division at a cost of $0.4 million for severance and other termination benefits. Substantially all of the terminated employees left the company by the end of December. The severance payments were completed by the end of fiscal 2006. In addition, as a result of our decision to redesign the X-Site device to incorporate a pre-tied knot, we wrote-off $1.6 million of existing X-Site inventory and tooling and recorded a liability of $0.7 million for purchase commitments and contract termination costs. The special charge is reflected in the Interventional/Vascular Products segment ($2.4 million cost of sales, $0.1 million R&D and $0.2 million SG&A).

In the first quarter of fiscal 2006, we recorded a pretax gain of $0.8 million related to the sale of an unused facility in Vaals, the Netherlands, that was closed as part of a restructuring program at the end of fiscal 2002.

The special items in fiscal 2006 are reflected in the following segments:

Interventional/Vascular Products	$2.7 million
Corporate and Other	($0.8) million

14.	Quarterly Financial Data (Unaudited)

	Year Ended June 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$87,200	$95,600	$97,600	$98,400	$378,800

Gross profit	$49,858	$52,531	$53,996	$55,007	$211,392

Net earnings	$4,533	$3,335	$7,861	$1,736	$17,465

Earnings per share, basic	$0.30	$0.22	$0.52	$0.11	$1.15

Earnings per share, diluted	$0.29	$0.22	$0.51	$0.11	$1.14

	Year Ended June 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$88,300	$92,500	$93,100	$99,100	$373,000

Gross profit	$50,680	$50,011	$52,865	$55,398	$208,954

Net earnings	$6,056	$4,451	$9,068	$6,268	$25,843

Earnings per share, basic	$0.41	$0.30	$0.60	$0.41	$1.73

Earnings per share, diluted	$0.40	$$0.29	$0.59	$0.40	$1.69

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

DATASCOPE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share

The computation of basic and diluted earnings per share is shown in the table below.

	Year Ended June 30,
	2007	2006	2005

Net earnings	$17,465	$25,843	$14,646

Weighted average number of common shares outstanding, basic	15,244	14,974	14,795
Effect of dilutive stock awards	143	322	329

Weighted average number of common shares outstanding, diluted	15,387	15,296	15,124

Earnings per share, basic	$1.15	$1.73	$0.99

Earnings per share, diluted	$1.14	$1.69	$0.97

At June 30, 2007, 2006 and 2005, common shares related to options outstanding under the Company’s stock option plans amounting to 646 thousand, 766 thousand and 676 thousand, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

16.	Related Party Transactions

At June 30, 2007, we had a preferred stock investment of $5.0 million in Masimo Corporation, a supplier to our Patient Monitoring business. We purchased $11.6 million of product from Masimo Corporation during fiscal 2007, $10.0 million in fiscal 2006 and $9.3 million in fiscal 2005.

In fiscal 2002, we advanced Mr. Saper $260 thousand for payment of a club membership deposit. Mr. Saper will repay such amount upon the termination of Mr. Saper’s membership in the club or, if earlier, upon the termination of Mr. Saper’s employment with the Company.

In fiscal 2000, we loaned $200 thousand to Boris Leschinsky, Vice President of Technology. The promissory note requires annual payments of $20 thousand plus interest, based on an annual rate of eight percent with the final payment due on June 8, 2010. The principal balance at June 30, 2007 was $60 thousand.

17.	Subsequent Event

On August 13, 2007, Masimo Corporation completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million. The gain will be reflected in the first quarter of fiscal 2008.

DATASCOPE CORP. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions
			(2)
			Charged
	Balance at	(1)	to Other			Balance at
	Beginning of	Charged to Costs	Accounts-	Deductions from		Close of
Description	Period	and Expenses	Describe	Reserves-Describe		Period
	(Dollars in thousands)

Year Ended June 30, 2007
Allowance for doubtful accounts	$2,301	$456	$—	$154	(A)	$2,603

Year Ended June 30, 2006
Allowance for doubtful accounts	$2,279	$461	$—	$439	(A)	$2,301

Year Ended June 30, 2005
Allowance for doubtful accounts	$2,414	$390	$—	$525	(A)	$2,279

(A) Write-offs

S-1