Form 10-Q
period 2007-09-30
DATASCOPE CORP
filed 2007-11-09
CIK 27096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☑
Number of Shares of Company’s Common Stock outstanding as of October 31, 2007: 15,416,994.

Datascope Corp.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
Datascope Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	June 30,
	2007	2007
	(Unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$16,060	$15,780
Short-term investments	38,992	23,681
Accounts receivable less allowance for doubtful accounts of $2,570 and $2,603	79,133	85,553
Inventories	63,836	59,455
Prepaid income taxes	—	2,293
Prepaid expenses and other current assets	12,287	11,167
Current deferred taxes	7,302	7,238

Total current assets	217,610	205,167

Property, plant and equipment, net of accumulated depreciation of $103,457 and $100,760	83,846	82,812
Long-term investments	15,273	14,346
Intangible assets, net	26,094	26,074
Goodwill	13,633	12,860
Other assets	35,708	34,897

	$392,164	$376,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,700	$18,386
Dividends payable	16,959	1,563
Accrued expenses	13,869	16,098
Accrued compensation	12,270	17,422
Deferred revenue	4,162	4,380
Income taxes payable	7,838	—

Total current liabilities	75,798	57,849

Other liabilities	27,763	25,220

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $0.01 per share:
Authorized, 45,000 shares;
Issued, 18,873 and 18,867 shares	189	189
Additional paid-in capital	109,728	109,384
Treasury stock at cost, 3,521 shares	(107,037)	(107,037)
Retained earnings	286,754	294,765
Accumulated other comprehensive loss:
Cumulative translation adjustments	4,813	1,899
Benefit plan adjustments	(5,726)	(5,827)
Unrealized loss on available-for-sale securities	(118)	(286)

Total stockholders’ equity	288,603	293,087

	$392,164	$376,156

(a) Derived from audited consolidated financial statements.
See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Net sales	$87,300	$87,200
Cost of sales	39,097	37,233

Gross profit	48,203	49,967

Operating expenses:
Research and development expenses	9,040	8,654
Selling, general and administrative expenses	33,480	35,173

	42,520	43,827

Operating earnings	5,683	6,140

Other (income) expense:
Interest income	(609)	(728)
Interest expense	68	29
Gain on sale of investment	(13,173)	—
Other, net	69	93

	(13,645)	(606)

Earnings before income taxes	19,328	6,746

Income taxes	7,536	2,213

Net earnings	$11,792	$4,533

Earnings per share, basic	$0.77	$0.30

Weighted average number of common shares outstanding, basic	15,347	15,235

Earnings per share, diluted	$0.76	$0.29

Weighted average number of common shares outstanding, diluted	15,483	15,423

Cash dividends declared per common share	$1.10	$1.07

See notes to unaudited condensed consolidated financial statements

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Operating Activities:
Net earnings	$11,792	$4,533
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,599	3,811
Amortization	1,575	1,446
Provision for supplemental pension and post-retirement medical	343	325
Provision for (gains) losses on accounts receivable	(87)	38
Cash surrender value of officers life insurance	(64)	(96)
Realized gain on sale of investment	(13,173)	—
Stock-based compensation expense	310	141
Excess tax benefits on stock-based compensation	(4)	(35)
Deferred income tax (benefit) expense	(26)	1,180
Changes in assets and liabilities:
Accounts receivable	7,698	5,322
Inventories	(5,382)	(4,794)
Prepaid expenses and other assets	1,686	2,583
Accounts payable	2,404	(3,064)
Income taxes payable	8,914	1,178
Accrued and other liabilities	(10,352)	(4,292)

Net cash provided by operating activities	9,233	8,276

Investing Activities:
Capital expenditures	(2,298)	(1,544)
Purchases of investments	(31,787)	(26,845)
Proceeds from investment maturities	10,919	25,427
Proceeds from investment sales	18,201	2,013
Capitalized software	(1,842)	(1,853)
Purchased technology and licenses	(13)	(59)

Net cash used in investing activities	(6,820)	(2,861)

Financing Activities:
Exercise of stock options	30	182
Treasury shares acquired under repurchase programs	—	(1,717)
Excess tax benefits on stock-based compensation	4	35
Cash dividends paid	(1,532)	(1,069)

Net cash used in financing activities	(1,498)	(2,569)

Effect of exchange rates on cash	(635)	102

Increase in cash and cash equivalents	280	2,948
Cash and cash equivalents, beginning of period	15,780	9,479

Cash and cash equivalents, end of period	$16,060	$12,427

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes paid	$85	$13

Income taxes refunded	($3,724)	($3,519)

Non-cash investing and financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$2,148	$1,624

Dividends declared, not paid	$16,988	$16,355

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. The presentation of certain prior year information has been reclassified to conform with the current year presentation. The consolidated statement of earnings for the three months ended September 30, 2006 includes an adjustment of $109 thousand from selling, general and administrative expenses to cost of sales due to a correction of an error related to the classification of inventory purchase discounts in fiscal 2007 that was not considered material.
Preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Recently Adopted Accounting Pronouncements
On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing that a benefit cannot be recorded in the financial statements unless the tax position has a “more likely than not” chance of being sustained upon audit based solely on the technical merits of the position. Once the “more likely than not” standard is met, the benefit is measured by determining the amount that is greater than 50 percent likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 13 for additional information related to the impact of adopting FIN 48.
Recent Accounting Pronouncements, Not Required to be Adopted as of September 30, 2007
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

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
2. Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

	September 30,	June 30,
	2007	2007
Materials	$20,905	$20,189
Work in process	11,455	11,253
Finished goods	31,476	28,013

	$63,836	$59,455

3. Stockholders’ Equity
Changes in the components of stockholders’ equity for the three months ended September 30, 2007 were as follows:

Net earnings	$11,792
Foreign currency translation gain	2,914
Common stock and additional paid-in capital effects of stock option activity	344
Cash dividends declared on common stock	(16,988)
Benefit plan adjustments	101
Unrealized gain on available-for-sale securities	168
Cumulative effect of FIN 48 adoption	(2,815)

Total decrease in stockholders’ equity	$(4,484)

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
4. Earnings Per Share
The computation of basic and diluted earnings per share for the three months ended September 30, 2007 and 2006 is shown below.

	Three Months Ended
	9/30/07	9/30/06
Net earnings	$11,792	$4,533

Weighted average shares outstanding for basic earnings per share	15,347	15,235
Effect of dilutive employee stock awards	136	188

Weighted average shares outstanding for diluted earnings per share	15,483	15,423

Basic earnings per share	$0.77	$0.30

Diluted earnings per share	$0.76	$0.29

Common shares related to options outstanding under our stock option plans amounting to 704 thousand and 1.03 million shares for the three months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.
5. Comprehensive Income
Comprehensive income for the three months ended September 30, 2007 and 2006 is shown below.

	Three Months Ended
	9/30/07	9/30/06
Net earnings	$11,792	$4,533
Foreign currency translation gain (loss)	2,914	(185)
Benefit plan adjustments	101	—
Unrealized gain on available-for-sale securities, net of tax	168	266

Total comprehensive income	$14,975	$4,614

6. Segment Information
We develop, manufacture and sell medical devices in two reportable segments, Cardiac Assist / Monitoring Products and Interventional / Vascular Products.
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
coronary bypass, manual compression assist devices used to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures, and electronic physiological monitors and central monitoring systems that provide for patient safety and management of patient care.
The Interventional / Vascular Products segment includes vascular closure devices, which are used to seal arterial puncture wounds after cardiovascular catheterization procedures, interventional radiology products used in dialysis access, and a proprietary line of knitted and woven polyester vascular grafts, patches and graft stents for reconstructive vascular and cardiovascular surgery.
We have aggregated our product lines into two reportable segments based on similar manufacturing processes, economic characteristics, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue.

	Cardiac
	Assist /	Interventional /	Corporate
	Monitoring	Vascular	And
	Products (a)	Products	Other (b)	Consolidated
Three months ended September 30, 2007
Net sales to external customers	$77,782	$9,205	$313	$87,300

Operating earnings (loss)	$5,948	$(66)	$(199)	$5,683

Assets	$214,405	$86,602	$91,157	$392,164

Three months ended September 30, 2006
Net sales to external customers	$76,460	$10,411	$329	$87,200

Operating earnings (loss)	$9,404	$(2,781)	$(483)	$6,140

Assets	$186,741	$81,494	$104,406	$372,641

	Three Months Ended
Reconciliation to consolidated earnings before income taxes:	9/30/07	9/30/06
Consolidated operating earnings	$5,683	$6,140
Interest income, net	(541)	(699)
Gain on sale of investment	(13,173)	—
Other, net	69	93

Consolidated earnings before income taxes	$19,328	$6,746

(a) Beginning fiscal 2008, net sales of Safeguard™ and the product’s associated operating loss are now included within the Cardiac Assist / Monitoring Products segment (formerly reported in the Interventional / Vascular Products segment). Net sales and operating earnings for the three months ended September 30, 2006 for both segments have been adjusted to reflect this change.
(b) Net sales of life science products by Genisphere are included within Corporate and Other. Segment SG&A expenses include fixed corporate G&A allocated charges.

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
The 2005 Equity Incentive Plan (“2005 Plan”), approved by the stockholders in December 2005, authorized 1,200,000 shares covering several different types of awards, including stock options, performance shares, performance units, stock appreciation rights, restricted shares and deferred shares.
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
In accordance with SFAS No. 123(R), Share-Based Payment, we recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “stock-based awards”). Stock-based compensation expense for the three months ended September 30, 2007 and 2006 was recorded in the condensed consolidated statements of earnings as follows:

	Three Months Ended
	September 30,
	2007	2006
Cost of sales	$8	$7
Research and development expenses	56	34
Selling, general and administrative expenses	246	100

Total stock-based compensation expense	$310	$141

Total stock-based compensation expense, net of tax	$184	$83

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected dividend yield is based on the annualized projection of regular and special dividends. Expected volatility is based on historical volatility for a period equal to the stock option’s expected life and calculated on a monthly basis. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year term.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards (Continued)

	Three Months Ended
	September 30,
	2007	2006
Expected dividend yield	*	4.04%
Expected volatility	*	28%
Risk-free interest rate	*	4.55%
Expected life (in years)	*	4.8

*	Not applicable.
There were no stock options granted during the three months ended September 30, 2007.
SFAS 123(R) requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the stock-based compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, we classified $4 thousand and $35 thousand of excess tax benefits as financing cash flows for the three months ended September 30, 2007 and 2006, respectively.
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
Changes in our stock options for the three months ended September 30, 2007 were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding, beginning of year	1,741,161	$32.47
Granted	—	—
Exercised	(1,200)	24.75
Forfeited/Expired	(10,350)	34.70

Options outstanding, end of period	1,729,611	32.46

Options vested and expected to vest, end of period	1,693,707	32.41

Options exercisable, end of period	1,541,136	32.17

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards (Continued)
Stock Options (Continued)
At September 30, 2007, there were 2,380,145 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares. We anticipate that shares repurchased will offset shares to be issued for the stock-based awards and reduce the dilutive impact of share-based activity. However, since the timing and amount of future repurchases is not known, we cannot estimate the number of shares expected to be repurchased during the remainder of fiscal 2008.
The weighted average remaining contractual term was approximately 5.3 years for stock options outstanding and approximately 4.8 years for stock options exercisable as of September 30, 2007. The weighted average fair value of options granted during the three months ended September 30, 2006 was $6.78 per share. There were no stock options issued during the three months ended September 30, 2007.
The total intrinsic value (the excess of the market price over the exercise price) was approximately $4.7 million for stock options outstanding and exercisable as of September 30, 2007. The total intrinsic value for stock options exercised during the three months ended September 30, 2007 and 2006 was approximately $9 thousand and $93 thousand, respectively.
The amount of cash received from the exercise of stock options was approximately $30 thousand and the related tax benefit was approximately $4 thousand for the three months ended September 30, 2007.
As of September 30, 2007, unrecognized stock-based compensation expense related to stock options was approximately $1.6 million and is expected to be recognized over a weighted average period of 2.9 years.
Restricted Stock
The following table summarizes restricted stock activity under the 2005 Plan for the three months ended September 30, 2007:

		Weighted
		Average
	Shares	Grant Price
Nonvested, beginning of year	3,908	$35.84
Granted	64,930	32.57
Vested	—	—
Forfeited	—	—

Nonvested, end of period	68,838	32.76

As of September 30, 2007, unrecognized stock-based compensation expense related to nonvested awards was approximately $1.7 million and is expected to be recognized over a weighted average period of 3.7 years.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
8. Retirement Benefit Plans
Defined Benefit Pension Plans – U.S. and International
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
Supplemental Executive Retirement Plans (SERP)
We have noncontributory, unfunded supplemental defined benefit retirement plans (“SERP”) for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, and certain former key officers. Life insurance has been purchased to recover a portion of the net after tax cost for these SERPs. The assumptions used to develop the supplemental pension cost and the actuarial present value of the projected benefit obligation are reviewed annually.
Post-Retirement Medical Benefits Plan
In addition to the SERP, we have a noncontributory, unfunded post-retirement medical plan for Mr. Saper. The post-retirement medical plan provides certain lifetime medical benefits to Mr. Saper and his wife upon the termination of Mr. Saper’s employment with us.
The components of net periodic benefit costs of our U.S. and International defined benefit pension plans, the SERP and the post-retirement medical benefits plan include the following:

	Three Months Ended September 30,
	2007	2006	2007	2006
	U.S. and International		SERP
Service cost	$725	$696	$94	$88
Interest cost	1,113	1,049	264	250
Expected return on assets	(1,061)	(953)	—	—
Amortization of:
Net loss	104	134	3	2
Unrecognized prior service (credit) cost	(10)	3	(24)	(19)

Net periodic benefit costs	$871	$929	$337	$321

Employer contributions	$2,500	$1,100

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
8. Retirement Benefit Plans (Continued)

	Three Months Ended
	September 30,
	2007	2006
	Post-Retirement Medical
Service cost	$—	$—
Interest cost	4	3
Expected return on assets	—	—
Amortization of:
Net loss	1	—
Unrecognized prior service cost	1	1

Net periodic benefit costs	$6	$4

9. Intangible Assets
The following is a summary of our intangible assets:

	September 30,	June 30,
	2007	2007
Amortized intangible assets:
Purchased technology	$22,380	$22,176
Licenses	5,530	5,272
Customer relationships and other	1,144	1,077

Subtotal	29,054	28,525

Accumulated amortization:
Purchased technology	(1,480)	(1,300)
Licenses	(1,830)	(1,512)
Customer relationships and other	(45)	(12)

Subtotal	(3,355)	(2,824)

Amortized intangible assets, net	$25,699	$25,701

Indefinite-lived intangible assets:
Trade name	$395	$373

The components of intangible assets represent the acquisition date fair value of intangible assets acquired from Artema Medical, purchased technology for the ClearGlide® endoscopic vessel harvesting device, a license for the manufacture of our Anestar anesthesia delivery systems, purchased technology for the X-Site® suture-based vascular closure device and purchased technology for the ProLumen™ thrombectomy device.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
9. Intangible Assets (Continued)
Amortization expense for the three months ended September 30, 2007 and 2006 was $531 thousand and $236 thousand, respectively.
Expected future amortization expense for intangible assets subject to amortization for the remainder of fiscal 2008 and the full fiscal years 2009 through 2012 is as follows:

	Year Ending June 30,
	2008	2009	2010	2011	2012
Amortization expense	$1,392	$1,856	$1,962	$1,504	$1,620
The remaining weighted average amortization period for intangible assets is approximately 10 years.
10. Goodwill
The following is a summary of the changes in the carrying amount of goodwill for the three months ended September 30, 2007.

	Cardiac
	Assist /	Interventional /
	Monitoring	Vascular
	Products	Products	Consolidated
Goodwill, beginning of year	$11,079	$1,781	$12,860
Adjustment to acquisition purchase price	9	—	9
Currency adjustment	764	—	764

Goodwill, end of period	$11,852	$1,781	$13,633

11. Commitments and Contingencies
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
As noted in our Form 10-K for the fiscal year ended June 30, 2007, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that our ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We have filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming our ProLumen device infringes the claims of this patent. The parties had agreed that this matter should be consolidated with the first case and the consolidation

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
11. Commitments and Contingencies (Continued)
Legal Proceedings (Continued)
has taken place. A jury trial took place in late June 2007 that resulted in a finding that the ProLumen product infringed the three patents, that we owed a $690 thousand royalty to the plaintiffs and an injunction was issued precluding us from further selling the ProLumen product. We filed a Notice of Appeal regarding the lower court’s decision. On October 12, 2007, an Appellate Brief was filed. We believe we will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.
Credit Arrangements
We had available unsecured lines of credit at September 30, 2007 totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period. At September 30, 2007, we had no outstanding borrowings. Of the total available, $24.0 million expires in November 2007, $25.0 million expires in January 2008 and $25.0 million expires in March 2008. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.
12. Dividends and Stock Repurchase Program
On September 21, 2007, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share and a special dividend of $1.00 per share, both paid on October 15, 2007 to stockholders of record as of October 1, 2007. In the first quarter of fiscal 2007, the Board of Directors declared a regular quarterly cash dividend of $0.07 per share (increased to $0.10 per share in the second quarter of fiscal 2007) and a special dividend of $1.00 per share, both paid on October 6, 2006 to stockholders of record as of September 28, 2006.
In addition, during the first quarter of fiscal 2007, the Board of Directors approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company. During the three months ended September 30, 2007, we did not repurchase any of our shares. During the three months ended September 30, 2006, we purchased approximately 56 thousand shares at a cost of $1.7 million.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Income Taxes
In the first quarter of fiscal 2008, the consolidated effective tax rate was 39.0% compared to 32.8% in the first quarter last year. The higher tax rate in the first quarter this year was primarily attributable to the higher tax rate on the gain on sale of investment, expiration of the extraterritorial income exclusion on December 31, 2006 and a shift in the geographical mix of earnings to higher taxed jurisdictions.
Adoption of New Accounting Standard
On July 1, 2007, we adopted the provisions of FIN 48. The impact of adopting FIN 48 on our condensed consolidated balance sheet is summarized below.

	Balance at		Balance at
	June 30,	FIN 48	July 1,
	2007	Adjustment	2007
Other assets	$34,897	$239	$35,136
Accrued expenses / income taxes payable	17,661	(1,578)	16,083
Other liabilities	25,220	4,632	29,852
Retained earnings	294,765	(2,815)	291,950
The total amount of unrecognized tax benefits as of July 1, 2007 was $8.5 million, of which $4.7 million would impact our effective tax rate if recognized. We anticipate that approximately $1.6 million of the unrecognized tax benefits will be recognized in the next 12 months, primarily due to the expiration of statutes of limitations. Such recognition may impact our effective tax rate.
We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $0.8 million accrued for interest and penalties as of July 1, 2007.
We operate within multiple taxing jurisdictions and are subject to routine corporate income tax audits in many of those jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions. Our U.S. income tax returns for fiscal 1998 and prior years have been audited by the Internal Revenue Service and are closed. The U.S. statutory period has expired for fiscal years through 2003, and is open for subsequent periods. The State of New Jersey is currently examining our tax returns for fiscal 2002 through 2006. For the remaining states, our fiscal 2003 through 2007 tax returns remain open for examination by the tax authorities under a general four year statute of limitations. Our foreign tax returns generally remain open for examination from fiscal 2004 through 2007 under a general three year statute of limitations.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
14. Special Items
In fiscal 2007, we recorded special items totaling $12.8 million. These items consisted of the following:
•	Interventional Products Division exit plan totaling $5.0 million.

•	Severance, settlement and other termination benefits of $6.0 million for workforce reductions in the Patient Monitoring Division, the European sales organization, Corporate and Genisphere.

•	Goodwill impairment charge of $2.3 million related to Genisphere.

•	Inquiry expenses of $1.7 million related to the Audit Committee investigations of ethics line reports.

•	Gain on sale of ProGuide™ assets totaling $2.2 million.
During the first quarter of fiscal 2008, severance and settlement payments of $3.0 million and inquiry expenses of $0.1 million were paid reducing the remaining liability of $3.5 million at June 30, 2007 to $0.4 million at September 30, 2007. The remaining liability is included in accrued compensation in our condensed consolidated balance sheet and is expected to be fully utilized by the end of fiscal 2008.
15. Gain on Sale of Investment
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
Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional / Vascular Products. We have aggregated our product lines into two segments based on similar manufacturing processes, economic characteristics, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. The Cardiac Assist / Monitoring Products segment accounted for 87% of total sales in fiscal 2007. Our products are sold worldwide by direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.
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
In June 2007, we acquired Artema Medical AB, a privately held Swedish manufacturer of proprietary gas analyzers, which identify and measure the concentration of anesthetic agents used during surgery. The acquisition of Artema expands our product offerings targeted toward the surgical marketplace. Artema is the developer of a compact and power efficient side-stream gas analyzer, the Artema AION™, which is sold on an OEM-basis to patient monitoring companies. We intend to maintain Artema as a stand-alone company serving its OEM customers and to incorporate Artema’s gas bench technology in our patient monitors for use in ORs, significantly reducing the cost while enhancing the capabilities of those monitors. The global market for anesthetic measurement equipment is estimated at $80 million annually.
In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received an option to purchase Sorin’s worldwide peripheral vascular stent business within two years of the agreement date. We estimate the worldwide market for peripheral vascular stents and percutaneous transluminal angioplasty (“PTA”) balloons, excluding the United States and Japan, to be $190 million annually.

In January 2006, we acquired the ClearGlide® endoscopic vessel harvesting (“EVH”) product, from Ethicon, a Johnson & Johnson company. EVH devices enable less-invasive techniques for the harvesting of suitable vessels for use in coronary artery bypass grafting. The vessel harvesting product line was integrated into the Cardiac Assist business, which markets its products to cardiac surgeons who perform coronary bypass graft surgery. We estimate the potential annual market for EVH to be $220 million.
In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (“IP”) business. We have engaged an investment bank as financial advisor for the sale of our vascular closure devices, VasoSeal®, On-Site™ and X-Site®. We plan to seek the sale or independent distribution of our ProLumen™ thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict that is being appealed (see Legal Proceedings below for a discussion of litigation related to ProLumen). In February 2007, we completed the sale of our ProGuide™ chronic dialysis catheter and the associated assets for $3.0 million plus a royalty on future sales of the ProGuide catheter.
Our Safeguard™ assisted pressure device received FDA 510(k) clearance to claim reduced manual compression time to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures in March 2007. In May 2007, following FDA clearance of the new clinical claim, we tripled the Safeguard sales and marketing effort in the United States from a pilot sales group to the entire Cardiac Assist direct sales force. Safeguard is aimed at an estimated $125 million annual worldwide market.
In early October 2007, we announced the launch of NetGuard™ the first system designed specifically to protect the unmonitored hospital population in the event of a dangerous or life-threatening heart rhythm. NetGuard features a one-ounce wireless EKG monitor, also believed to be the first of its kind.
An estimated 100 million or more patients annually are either not monitored at all or monitored only in conjunction with surgical or other clinical procedures. It is estimated that tens of thousands of unmonitored patients die each year as a result of dangerous heart rhythms that are not related to the natural course of a patient’s illness. Continuous monitoring allows immediate detection and early treatment of such heart rhythms, and has been shown to significantly increase survival. Greater application of continuous monitoring, however, has been discouraged by the cost and complexity of conventional monitoring and related staff required. NetGuard was conceived to increase patient safety by removing these barriers to continuous monitoring.
NetGuard is intended to provide cost effective and potentially life saving monitoring to patients who are not currently monitored. As such, it has the potential to create a new, significant market in monitoring currently unmonitored patients. The initial response of healthcare professionals at recent conferences to NetGuard has been very encouraging.
We are currently training sales personnel on NetGuard and have reached an agreement with a leading U.S. teaching hospital for the first NetGuard installation.
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

Our financial position continued strong at the end of September 2007. Cash and marketable investments were $68.9 million compared to $47.5 million at June 30, 2007. On September 21, 2007, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.10 per share and a special dividend of $1.00 per share, both paid on October 15, 2007 to stockholders of record as of October 1, 2007.
Results of Operations
Net Sales
Net sales were $87.3 million in the first quarter of fiscal 2008, compared to $87.2 million last year. Sales in the Cardiac Assist / Monitoring Products segment increased $1.3 million ($0.4 million excluding favorable foreign exchange translation), partially offset by lower sales of $1.2 million ($1.4 million excluding favorable foreign exchange translation) in the Interventional / Vascular Products segment.
Sales in the United States were $48.5 million in the first quarter of fiscal 2008, compared to $53.9 million for the corresponding period last year due to decreased sales in all businesses.
Sales in international markets of $38.8 million increased approximately $5.5 million or 16% in the first quarter of fiscal 2008 (13% excluding favorable foreign exchange translation of $1.2 million) compared to $33.3 million last year due primarily to increased sales of patient monitoring and vascular products.
Sales of the Cardiac Assist / Monitoring Products segment were $77.8 million in the first quarter of fiscal 2008 compared to $76.5 million last year.
Sales of Cardiac Assist products in the first quarter of fiscal 2008 decreased 6% year-over-year to $39.7 million due primarily to decreased sales of balloon pumps (21%). Partially offsetting the above was increased sales of intra-aortic balloons (4%), principally due to continued strong demand in international markets, and increased sales of our Safeguard manual compression assist product (9%). Favorable foreign exchange translation contributed $0.5 million to Cardiac Assist sales in the first quarter of fiscal 2008.
The decline in balloon pump sales in the first quarter, after record sales in last year’s fourth quarter, resulted from uneven order flows that are frequently associated with the introduction of major product upgrades
In addition, sales to Edwards Lifesciences Ltd., our distributor of intra-aortic balloon pump (“IABP”) products in Japan, were lower because of Edwards’ planned withdrawal from the Japanese IABP market at the end of calendar 2007, as part of its continued efforts to focus on its critical care business. In connection with the Edwards withdrawal, we have formed Datascope Japan K.K., a wholly-owned subsidiary, to manage our IABP business in Japan, and appointed USCI Holdings Ltd., one of the premier medical device sales organizations in Japan, to distribute our IABP products in Japan. Datascope Japan K.K. will be responsible for import, product service, sales support and product surveillance of the IABP business.
Sales of Patient Monitoring products in the first quarter of fiscal 2008 increased 11% to $38.1 million, primarily due to strong sales growth of Panorama® central monitoring systems (43%) and Artema sales of gas modules, which are currently running at an annualized rate of $11 million. Favorable foreign exchange translation contributed $0.4 million to patient monitoring sales in the first quarter of fiscal 2008.
Sales of the Interventional / Vascular Products segment were $9.2 million in the first quarter compared to $10.4 million last year.
Sales of Interventional Products decreased $2.1 million or 61% to $1.4 million in the first quarter of fiscal 2008 as a result of the exit plan announced in October 2006. Certain of our IP assets have been sold and we are in discussion to divest other IP assets. We plan to seek the sale or independent distribution of our ProLumen thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict in a pending appeal. Meanwhile, we continue to profitably service customer orders for certain of our vascular closure products.
Sales of InterVascular products in the first quarter of fiscal 2008 increased 13% to $7.8 million. The increase was principally due to sales of peripheral vascular stent products obtained under a five-year exclusive distribution agreement with the Sorin Group of Milan, Italy. As part of that agreement, we received an option to purchase Sorin’s worldwide peripheral vascular stent business within two years of the agreement date.
Sales of vascular grafts decreased 2% as a result of reduced sales to our exclusive U.S. distributor (61%), partially offset by increased international sales (8%), mostly in emerging markets, which helped to offset the loss of market share from the continued growth of less invasive therapies and competitive pricing pressure in the European markets.
Sales of Genisphere products were $0.3 million in the first quarter of fiscal 2008, unchanged from the corresponding period last year.
Gross Profit (Net Sales Less Cost of Sales)
Gross profit decreased $1.8 million or 4% in the first quarter of 2008, primarily as a result of decreased sales in the Interventional / Vascular Products segment ($1.2 million) and lower gross profit in the Cardiac Assist / Monitoring Products segment as a result of decreased sales of higher margin cardiac assist products (6%).
Gross margin was 55.2% for first quarter of fiscal 2008 compared to 57.3% in the same period last year. The lower gross margin in the first quarter of fiscal 2008 compared to last year was principally due to a less favorable sales mix within the Cardiac Assist / Monitoring Products segment as a result of decreased sales of higher margin cardiac assist products (6%) and a lower gross margin for monitors (2.1 points) primarily due to continued competitive pressure on prices. Decreased sales of higher margin Interventional / Vascular Products (12%) also contributed to the decreased gross margin.
Research and Development Expense (R&D)
R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $9.0 million in the first quarter of fiscal 2008, equivalent to 10.4% of sales compared to $8.7 million, or 9.9% of sales for the same period last year.

R&D expense for the Cardiac Assist / Monitoring Products segment increased 10% to $6.6 million in the first quarter of fiscal 2008 compared to $6.0 million last year. The increase was primarily due to Artema’s R&D expenses ($0.6 million).
R&D expense for the Interventional / Vascular Products segment decreased $0.6 million or 32% to $1.4 million in the first quarter of fiscal 2008 compared to $2.0 million last year. The decrease was primarily a result of the IP exit plan ($0.8 million), partially offset by higher expenses in InterVascular ($0.2 million).
The balance of consolidated R&D is in Corporate and Other and amounted to $1.1 million in the first quarter of fiscal 2008 compared to $0.7 million last year. Corporate and Other R&D includes corporate design, technology, regulatory and Genisphere R&D expenses.
Selling, General & Administrative Expense (SG&A)
Total SG&A expense decreased 5% to $33.5 million in the first quarter of fiscal 2008, or 38.4% of sales, compared to $35.2 million, or 40.3% of sales, last year. The decrease in SG&A expense was primarily attributable to cost savings from the IP phase-out plan ($3.6 million) and headcount reductions in Patient Monitoring, Genisphere and the European sales organization ($1.0 million). Partially offsetting the above was increased expense in the Cardiac Assist / Monitoring Products segment ($2.2 million) primarily related to the increased sales, the introduction of new products and Artema’s expenses ($0.6 million).
SG&A expense for the Cardiac Assist / Monitoring Products segment increased $1.8 million or 7% to $29.4 million in the first quarter of fiscal 2008, primarily attributable to expenses related to new product introductions ($0.8 million), Artema’s expenses ($0.6 million) and unfavorable foreign currency translation ($0.3 million). Partially offsetting the above was cost savings from the workforce reductions implemented last year ($0.6 million). As a percentage of segment sales, SG&A expenses were 37.8% in the first quarter of fiscal 2008 compared to 36.0% in the corresponding period last year.
SG&A expense for the Interventional / Vascular Products segment decreased $3.0 million or 38% to $4.8 million in the first quarter of fiscal 2008. The decrease was due primarily to cost savings from the IP exit plan ($2.8 million). As a percentage of segment sales, SG&A expenses were 52.6% in the first quarter of fiscal 2008 compared to 74.9% in the corresponding period last year.
Segment SG&A expense includes allocated corporate G&A charges.
Interest Income
Interest income of $0.6 million in the first quarter of fiscal 2008 decreased $0.1 million compared to the same period last year due to a decrease in the average portfolio balance ($43.9 million vs. $61.6 million) and a decrease in the interest rate yield to 4.5% from 4.8%.
Gain on Sale of Investment
We had a preferred stock investment of $5.0 million in Masimo Corporation, a supplier to our Patient Monitoring business. On August 13, 2007, Masimo completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million.

Income Taxes
In the first quarter of fiscal 2008, the consolidated effective tax rate was 39.0% compared to 32.8% in the first quarter last year. The higher tax rate in the first quarter this year was primarily attributable to the higher tax rate on the gain on sale of investment, expiration of the extraterritorial income exclusion on December 31, 2006 and a shift in the geographical mix of earnings to higher taxed jurisdictions. Our effective tax rate could be impacted by changes in the geographic mix of our earnings.
Net Earnings
Net earnings were $11.8 million or $0.76 per diluted share in the first quarter of fiscal 2008 compared to $4.5 million or $0.29 per diluted share last year. The increased earnings in the first quarter of fiscal 2008 were primarily attributable to the gain on sale of investment of $7.8 million after tax, as discussed above, partially offset by reduced earnings in the Cardiac Assist / Monitoring Products segment, and a higher tax rate in the first quarter this year.
Liquidity and Capital Resources
We consider our cash and cash equivalents, short-term investments and our available unsecured lines of credit to be our principal sources of liquidity.
Cash and cash equivalents and short-term investments at September 30, 2007 were $55.1 million compared to $39.4 million at June 30, 2007. Long-term investments were $15.3 million at September 30, 2007 compared to $14.3 million at June 30, 2007. Working capital was $141.8 million compared to $147.3 million at the end of fiscal 2007 and the current ratio was 2.9:1 compared to 3.5:1 at June 30, 2007.
The decrease in working capital and the current ratio was primarily due to a decrease in accounts receivable ($6.4 million) and an increase in income taxes payable ($7.8 million).
The decrease in accounts receivable was primarily due to lower sales. The increase in income taxes payable was principally due to income taxes on increased net earnings ($5.3 million).
In the first quarter of fiscal 2008, we provided $9.2 million of net cash from operating activities compared to $8.3 million last year with the increase primarily attributable to higher net earnings ($7.3 million) and an increase in income taxes payable ($7.7 million), offset by the realized gain on the sale of an investment ($13.2 million).
We used a net $6.8 million of cash from investing activities. Net sales and maturities of investments yielded $29.0 million. These proceeds were spent on $31.5 million of investment purchases, $2.3 million of capital expenditures and technology and $1.8 million of capitalized software.
We used $1.5 million of net cash from financing activities primarily attributable to $1.5 million in dividends paid.
At September 30, 2007, we had available unsecured lines of credit totaling $99.5 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $24.0 million expires in November 2007, $25.0 million expires in January 2008 and $25.0 million expires in March 2008. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. At September 30, 2007, we had approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.
During the quarter ended September 30, 2007, we did not repurchase any of our shares. We have a remaining balance of $3.0 million available under the stock repurchase program authorized by the Board of Directors on May 16, 2001.
On September 21, 2007, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.10 per share and a special dividend of $1.00 per share, both paid on October 15, 2007 to stockholders of record as of October 1, 2007.
On September 12, 2006, the Board of Directors approved an additional stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the on the open market or in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company.
We believe that our existing cash and investment balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current United States and European inflation has not significantly affected the Company.
Information Concerning Forward Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control, including the risk, that NetGuard does not have the potential to create a new, significant market in monitoring currently unmonitored patients, that we are not the first Company to address this market, that NetGuard will not be a significant opportunity for new growth and that market conditions may change, particularly as result of competitive activity in the markets served by the Company. Additional risks include the Company’s dependence on certain unaffiliated suppliers (including single source manufacturers) for patient monitoring, cardiac assist and interventional products, continued demand for the Company’s products, rapid and significant changes that generally characterize the medical device industry and the ability to continue to respond to such changes and the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.
Critical Accounting Policies
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We regularly evaluate our estimates and assumptions on an on-going basis and adjust as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies include Revenue Recognition, Allowance for Doubtful Accounts, Inventory Valuation, Income Taxes and Pension Plan Actuarial Assumptions, as disclosed in our Form 10-K for the fiscal year ended June 30, 2007.

Recent Accounting Pronouncements
On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing that a benefit cannot be recorded in the financial statements unless the tax position has a “more likely than not” chance of being sustained upon audit based solely on the technical merits of the position. Once the “more likely than not” standard is met, the benefit is measured by determining the amount that is greater than 50 percent likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 13 for additional information related to the impact of adopting FIN 48.
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007 (effective for our fiscal year 2009 beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
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
None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three-month periods ended September 30, 2007 and 2006.
As of September 30, 2007, we had a notional amount of $16.8 million of foreign exchange forward contracts outstanding, denominated in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.
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
During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As noted in our Form 10-K for the fiscal year ended June 30, 2007, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that the Company’s ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. The Company has filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming the Company’s ProLumen device infringes the claims of this patent. The parties had agreed that this matter should be consolidated with the first case and the consolidation has taken place. A jury trial took place in late June 2007 that resulted in a finding that the ProLumen product infringed the three patents, that the Company owed a $690 thousand royalty to the plaintiffs and an injunction was issued precluding the Company from further selling the ProLumen product. The Company filed a Notice of Appeal regarding the lower court’s decision. On October 12, 2007, an Appellate Brief was filed. The Company believes it will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on repurchases by the Company of its common stock during the first quarter of fiscal year 2008.

				Total Value of Shares
	Total		Total Number of	that May Yet Be
	Number of	Average	Shares Purchased as	Purchased Under the
	Shares	Price	a Part of Publicly	Programs
Fiscal Period	Purchased	Per Share	Announced Programs	($ 000’s)
07/01/07 – 07/31/07	—	$—	—	$42,963
08/01/07 – 08/31/07	—	—	—	$42,963
09/01/07 – 09/30/07	—	—	—	$42,963

Total	—	$—	—	$42,963

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

Dated: November 9, 2007