Form 10-Q
period 2007-12-31
DATASCOPE CORP
filed 2008-02-11
CIK 27096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of Shares of Company’s Common Stock outstanding as of January 31, 2008: 15,440,738.

Datascope Corp.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
Datascope Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,	June 30,
	2007	2007
	(Unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$17,396	$15,780
Short-term investments	25,399	23,681
Accounts receivable less allowance for doubtful accounts of $2,207 and $2,603	92,225	85,553
Inventories	62,349	59,455
Prepaid income taxes	—	2,293
Prepaid expenses and other current assets	12,041	11,167
Current deferred taxes	7,268	7,238

Total current assets	216,678	205,167

Property, plant and equipment, net of accumulated depreciation of $105,757 and $100,760	83,928	82,812
Long-term investments	15,415	14,346
Intangible assets, net	25,681	26,074
Goodwill	13,595	12,860
Other assets	36,560	34,897

	$391,857	$376,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,203	$18,386
Dividends payable	—	1,532
Accrued expenses	13,895	16,129
Accrued compensation	14,221	17,422
Deferred revenue	4,079	4,380
Income taxes payable	6,030	—

Total current liabilities	67,428	57,849
Other liabilities	26,943	25,220
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $0.01 per share:
Authorized, 45,000 shares; Issued, 18,952 and 18,867 shares	189	189
Additional paid-in capital	110,587	109,384
Treasury stock at cost, 3,521 shares	(107,037)	(107,037)
Retained earnings	293,843	294,765
Accumulated other comprehensive loss:
Cumulative translation adjustments	5,501	1,899
Benefit plan adjustments	(5,683)	(5,827)
Unrealized gain (loss) on available-for-sale securities	86	(286)

Total stockholders’ equity	297,486	293,087

	$391,857	$376,156

(a)	Derived from audited consolidated financial statements.
See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$190,700	$182,800	$103,400	$95,600
Cost of sales	84,189	80,212	45,092	42,979

Gross profit	106,511	102,588	58,308	52,621

Operating expenses:
Research and development expenses	18,607	17,197	9,567	8,543
Selling, general and administrative expenses	71,608	70,129	38,128	34,956
Special charges	—	7,309	—	7,309

	90,215	94,635	47,695	50,808

Operating earnings	16,296	7,953	10,613	1,813

Other (income) expense:
Interest income	(1,102)	(1,341)	(493)	(613)
Interest expense	86	65	18	36
Dividend income	—	(196)	—	(196)
Gain on sale of investment	(13,173)	(1,273)	—	(1,273)
Other, net	251	224	182	131

	(13,938)	(2,521)	(293)	(1,915)

Earnings before income taxes	30,234	10,474	10,906	3,728

Income taxes	11,353	2,606	3,817	393

Net earnings	$18,881	$7,868	$7,089	$3,335

Earnings per share, basic	$1.23	$0.52	$0.46	$0.22

Weighted average number of common shares outstanding, basic	15,350	15,213	15,354	15,205

Earnings per share, diluted	$1.22	$0.51	$0.46	$0.22

Weighted average number of common shares outstanding, diluted	15,496	15,472	15,515	15,488

Cash dividends declared per common share	$1.10	$1.17	$—	$0.07

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Operating Activities:
Net earnings	$18,881	$7,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,225	7,602
Amortization	3,069	2,936
Provision for supplemental pension and post-retirement medical	685	651
Provision for (gains) losses on accounts receivable	(37)	184
Cash surrender value of officers life insurance	(129)	(192)
Realized gain on sale of investment	(13,173)	(1,273)
Stock-based compensation expense	557	360
Excess tax benefits on stock-based compensation	(61)	(93)
Deferred income tax (benefit) expense	(61)	493
Special charges asset write-offs	—	365
Changes in assets and liabilities:
Accounts receivable	(4,642)	2,348
Inventories	(5,041)	(4,345)
Prepaid expenses and other assets	2,079	413
Accounts payable	10,733	(1,188)
Income taxes payable	7,165	—
Accrued and other liabilities	(9,264)	(2,168)

Net cash provided by operating activities	17,986	13,961

Investing Activities:
Capital expenditures	(4,188)	(2,673)
Purchases of investments	(40,178)	(52,221)
Proceeds from investment maturities	33,123	47,237
Proceeds from investment sales	18,255	17,766
Capitalized software	(3,828)	(4,005)
Purchased technology and licenses	(13)	(109)

Net cash provided by investing activities	3,171	5,995

Financing Activities:
Exercise of stock options	448	947
Treasury shares acquired under repurchase programs	—	(1,718)
Excess tax benefits on stock-based compensation	61	93
Cash dividends paid	(18,490)	(17,364)
Guaranteed milestone payments	(500)	(500)

Net cash used in financing activities	(18,481)	(18,542)

Effect of exchange rates on cash	(1,060)	(423)

Increase in cash and cash equivalents	1,616	991
Cash and cash equivalents, beginning of period	15,780	9,479

Cash and cash equivalents, end of period	$17,396	$10,470

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes paid	$7,023	$4,324

Income taxes refunded	$3,724	$3,526

Non-cash investing and financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$3,716	$2,992

Dividends declared, not paid	$—	$1,526

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the “Company” — which may be referred to as “our”, “us” or “we”). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. The presentation of certain prior year information has been reclassified to conform with the current year presentation. The consolidated statements of earnings for the three and six months ended December 31, 2006 includes an adjustment of $90 thousand and $199 thousand, respectively, from selling, general and administrative expenses to cost of sales due to a correction of an error related to the classification of inventory purchase discounts in fiscal 2007 that was not considered material.
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements, Not Required to be Adopted as of December 31, 2007
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The FASB has proposed a deferral of the provisions of SFAS 157 relating to nonfinancial assets and liabilities that would delay implementation by us until our fiscal year 2010 beginning July 1, 2009. SFAS 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.
In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which is effective for fiscal years that begin after December 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Supplemental Benefits Plan for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a collateral assignment split-dollar agreement among Mr. Saper, the Company and a trust for the benefit of Mr. Saper’s family. The present value of the premium reimbursement pursuant to the split-dollar agreement at December 31, 2007 is approximately $3.4 million. Upon adoption, we will record a liability and a cumulative effect adjustment to retained earnings for the present value of the premium reimbursement at the date of adoption.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year 2010 beginning July 1, 2009). We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements, Not Required to be Adopted as of December 31, 2007 (Continued)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is during fiscal years beginning on or after December 15, 2008, the effective date of this statement. We will adopt SFAS 141(R) in the first quarter of our fiscal year 2010 beginning July 1, 2009.
2. Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

	December 31,	June 30,
	2007	2007
Materials	$22,606	$20,189
Work in process	11,737	11,253
Finished goods	28,006	28,013

	$62,349	$59,455

3. Stockholders’ Equity
Changes in the components of stockholders’ equity for the six months ended December 31, 2007 were as follows:

Net earnings	$18,881
Foreign currency translation gain	3,602
Common stock and additional paid-in capital effects of stock option activity	1,203
Cash dividends declared on common stock	(16,988)
Benefit plan adjustments	144
Unrealized gain on available-for-sale securities	372
Cumulative effect of FIN 48 adoption	(2,815)

Total increase in stockholders’ equity	$4,399

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
4. Earnings Per Share
The computation of basic and diluted earnings per share for the three and six months ended December 31, 2007 and 2006 is shown below.

	Six Months Ended		Three Months Ended
	12/31/07	12/31/06	12/31/07	12/31/06
Net earnings	$18,881	$7,868	$7,089	$3,335

Weighted average shares outstanding for basic earnings per share	15,350	15,213	15,354	15,205
Effect of dilutive employee stock awards	146	259	161	283

Weighted average shares outstanding for diluted earnings per share	15,496	15,472	15,515	15,488

Basic earnings per share	$1.23	$0.52	$0.46	$0.22

Diluted earnings per share	$1.22	$0.51	$0.46	$0.22

Common shares related to options outstanding under our stock option plans amounting to 677 thousand and 826 thousand shares for the six months ended December 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive. For the three months ended December 31, 2007 and 2006, 556 thousand and 829 thousand shares, respectively, were excluded from the calculation for the same reason.
5. Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2007 and 2006 is shown below.

	Six Months Ended		Three Months Ended
	12/31/07	12/31/06	12/31/07	12/31/06
Net earnings	$18,881	$7,868	$7,089	$3,335
Foreign currency translation gain	3,602	968	688	1,153
Benefit plan adjustments	144	—	43	—
Unrealized gain (loss) on available-for-sale securities, net of tax	372	227	204	(39)

Total comprehensive income	$22,999	$9,063	$8,024	$4,449

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
6. Segment Information
We develop, manufacture and sell medical devices in two reportable segments, Cardiac Assist / Monitoring Products and Interventional / Vascular Products.
The Cardiac Assist / Monitoring Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of cardiovascular disease, endoscopic vessel harvesting products that provide a less-invasive alternative to surgical harvesting of blood vessels for use in coronary bypass, manual compression assist devices used to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures, and electronic physiological monitors and central monitoring systems that provide for patient safety and management of patient care.
The Interventional / Vascular Products segment includes vascular closure devices, which are used to seal arterial puncture wounds after cardiovascular catheterization procedures, interventional radiology products used in dialysis access, and a proprietary line of knitted and woven polyester vascular grafts, patches and graft stents for reconstructive vascular and cardiovascular surgery.
We have aggregated our product lines into two reportable segments based on similar manufacturing processes, economic characteristics, distribution channels, regulatory environments, and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
6. Segment Information (Continued)

	Cardiac
	Assist /	Interventional /	Corporate
	Monitoring	Vascular	and
	Products	Products	Other	Consolidated
Six months ended December 31, 2007
Net sales to external customers	$170,201	$19,869	$630	$190,700

Operating earnings (loss)	$17,608	$(1,151)	$(161)	$16,296

Six months ended December 31, 2006
Net sales to external customers	$161,725	$20,498	$577	$182,800

Operating earnings (loss)	$18,528	$(9,808)	$(767)	$7,953

Three months ended December 31, 2007
Net sales to external customers	$92,419	$10,664	$317	$103,400

Operating earnings	$11,660	$(1,085)	$38	$10,613

Three months ended December 31, 2006
Net sales to external customers	$85,265	$10,087	$248	$95,600

Operating earnings (loss)	$9,124	$(7,027)	$(284)	$1,813

	Six Months Ended		Three Months Ended
	12/31/07	12/31/06	12/31/07	12/31/06
Reconciliation to consolidated earnings before income taxes:
Consolidated operating earnings	$16,296	$7,953	$10,613	$1,813
Interest income, net	1,016	1,276	475	577
Dividend income	—	196	—	196
Gain on sale of investment	13,173	1,273	—	1,273
Other, net	(251)	(224)	(182)	(131)

Consolidated earnings before income taxes	$30,234	$10,474	$10,906	$3,728

Beginning fiscal 2008, net sales of Safeguard™ and the product’s associated operating loss are now included within the Cardiac Assist / Monitoring Products segment (formerly reported in the Interventional / Vascular Products segment). Net sales and operating earnings for the three and six months ended December 31, 2006 for both segments have been adjusted to reflect this change.
Operating earnings within Cardiac Assist / Monitoring Products for the three and six months ended December 31, 2006 includes special charges of $2.0 million related to the workforce reductions in the Patient Monitoring Division and the European sales organization.
Operating loss within Interventional / Vascular Products for the three and six months ended December 31, 2006 includes special charges of $5.3 million related to the plan to exit the vascular closure market and phase out the Interventional Products business and the workforce reductions in the European sales organization.
Net sales of life science products are included within Corporate and Other. Segment SG&A expenses include allocated corporate G&A charges.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards
We maintain the following equity incentive plans: the 2005 Equity Incentive Plan, the Amended and Restated 1995 Employee Stock Option Plan, the Amended and Restated Non-Employee Director Plan, and option agreements with certain consultants.
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
In accordance with SFAS No. 123(R), Share-Based Payment, we recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “stock-based awards”). Stock-based compensation expense for the three and six months ended December 31, 2007 and 2006 was recorded in the condensed consolidated statements of earnings as follows:

	Six Months Ended		Three Months Ended
	12/31/07	12/31/06	12/31/07	12/31/06
Cost of sales	$22	$13	$14	$6
Research and development expenses	105	69	49	35
Selling, general and administrative expenses	430	278	184	178

Total stock-based compensation expense	$557	$360	$247	$219

Total stock-based compensation expense, net of tax	$329	$213	$145	$130

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

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Expected dividend yield	*	4.04%	*	4.04%
Expected volatility	*	28%	*	27%
Risk-free interest rate	*	4.58%	*	4.62%
Expected life (in years)	*	4.8	*	4.8

*	Not applicable.
There were no stock options granted during the three and six months ended December 31, 2007.
SFAS 123(R) requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the stock-based compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, we classified $61 thousand and $93 thousand of excess tax benefits as financing cash flows for the six months ended December 31, 2007 and 2006, respectively.
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards (Continued)
Stock Options (Continued)
Changes in our stock options for the six months ended December 31, 2007 were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding, beginning of year	1,741,161	$32.47
Granted	—	—
Exercised	(20,837)	29.56
Forfeited/Expired	(63,050)	35.14

Options outstanding, end of period	1,657,274	32.40

Options vested and expected to vest, end of period	1,631,109	32.36

Options exercisable, end of period	1,514,862	32.16

At December 31, 2007, there were 2,359,927 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares. We anticipate that shares repurchased will offset shares to be issued for the stock-based awards and reduce the dilutive impact of share-based activity. However, since the timing and amount of future repurchases is not known, we cannot estimate the number of shares expected to be repurchased during the remainder of fiscal 2008.
The weighted average remaining contractual term was approximately 5.0 years for stock options outstanding and approximately 4.6 years for stock options exercisable as of December 31, 2007. The weighted average fair value of options granted during the three and six months ended December 31, 2006 was $6.84 and $6.81 per share, respectively. There were no stock options issued during the three and six months ended December 31, 2007.
The total intrinsic value (the excess of the market price over the exercise price) was approximately $7.5 million for stock options outstanding and $7.3 million for stock options exercisable as of December 31, 2007. The total intrinsic value for stock options exercised during the three and six months ended December 31, 2007 was approximately $155 thousand and $164 thousand, respectively. The total intrinsic value for stock options exercised during the three and six months ended December 31, 2006 was approximately $210 thousand and $303 thousand, respectively.
The amount of cash received from the exercise of stock options was approximately $448 thousand and the related tax benefit was approximately $30 thousand for the six months ended December 31, 2007.
As of December 31, 2007, unrecognized stock-based compensation expense related to stock options was approximately $1.3 million and is expected to be recognized over a weighted average period of 2.6 years.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Stock-Based Awards (Continued)
Restricted Stock
The following table summarizes restricted stock activity under the 2005 Plan for the six months ended December 31, 2007:

		Weighted
		Average
	Shares	Grant Price
Nonvested, beginning of year	3,908	$35.84
Granted	65,920	32.60
Vested	—	—
Forfeited	(6,660)	32.44

Nonvested, end of period	63,168	32.82

As of December 31, 2007, unrecognized stock-based compensation expense related to nonvested awards was approximately $1.6 million and is expected to be recognized over a weighted average period of 3.7 years.
8. Retirement Benefit Plans
Defined Benefit Pension Plans – U.S. and International
We have a defined benefit pension plan designed to provide retirement benefits to eligible U.S. employees. U.S. pension benefits are based on years of service, compensation, and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Retirement benefits under the International plan are based on years of service, final average earnings, and social security benefits. Funding policies for the International plan are based on local statutes and the assets are invested in guaranteed insurance contracts.
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
8. Retirement Benefit Plans (Continued)
Net Periodic Benefit Costs
The components of net periodic benefit costs of our U.S. and International defined benefit pension plans, the SERP, and the post-retirement medical benefits plan include the following:

	Six Months Ended December 31,
	2007	2006	2007	2006
	U.S. and International		SERP
Service cost	$1,451	$1,256	$188	$175
Interest cost	2,225	1,893	528	500
Expected return on assets	(2,122)	(1,720)	—	—
Amortization of:
Net loss	209	242	6	4
Unrecognized prior service (credit) cost	(20)	6	(48)	(37)
Curtailment loss	—	14	—	—

Net periodic benefit costs	$1,743	$1,691	$674	$642

Employer contributions	$2,500	$1,100

	Six Months Ended
	December 31,
	2007	2006
	Post-Retirement Medical
Service cost	$—	$—
Interest cost	8	6
Expected return on assets	—	—
Amortization of:
Net loss	1	1
Unrecognized prior service cost	2	2

Net periodic benefit costs	$11	$9

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
8. Retirement Benefit Plans (Continued)
Net Periodic Benefit Costs (Continued)

	Three Months Ended December 31,
	2007	2006	2007	2006
	U.S. and International		SERP
Service cost	$726	$560	$94	$87
Interest cost	1,112	844	264	250
Expected return on assets	(1,061)	(767)	—	—
Amortization of:
Net loss	105	108	3	2
Unrecognized prior service (credit) cost	(10)	3	(24)	(18)
Curtailment loss	—	14	—	—

Net periodic benefit costs	$872	$762	$337	$321

Employer contributions	$—	$—

	Three Months Ended
	December 31,
	2007	2006
	Post-Retirement Medical
Service cost	$—	$—
Interest cost	4	3
Expected return on assets	—	—
Amortization of:
Net loss	—	1
Unrecognized prior service cost	1	1

Net periodic benefit costs	$5	$5

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
9. Intangible Assets
The following is a summary of our intangible assets:

	December 31,	June 30,
	2007	2007
Amortized intangible assets:
Purchased technology	$22,370	$22,176
Licenses	5,651	5,272
Customer relationships and other	1,140	1,077

Subtotal	29,161	28,525

Accumulated amortization:
Purchased technology	(1,653)	(1,300)
Licenses	(2,142)	(1,512)
Customer relationships and other	(79)	(12)

Subtotal	(3,874)	(2,824)

Amortized intangible assets, net	$25,287	$25,701

Indefinite-lived intangible assets:
Trade name	$394	$373

The components of intangible assets represent the acquisition date fair value of intangible assets acquired from Artema Medical, purchased technology for the ClearGlide® endoscopic vessel harvesting device, a license for the manufacture of our Anestar® anesthesia delivery systems, purchased technology for the X-Site® suture-based vascular closure device, and purchased technology for the ProLumen™ thrombectomy device.
Amortization expense was approximately $1.1 million and $0.5 million for the six months ended December 31, 2007 and 2006, respectively, and $0.5 million and $0.3 million for the three months ended December 31, 2007 and 2006, respectively.
Expected future amortization expense for intangible assets subject to amortization for the remainder of fiscal 2008 and the full fiscal years 2009 through 2012 is as follows:

	Year Ending June 30,
	2008	2009	2010	2011	2012
Amortization expense	$957	$1,913	$2,014	$1,538	$1,628
The remaining weighted average amortization period for intangible assets is approximately 10 years.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
10. Goodwill
The following is a summary of the changes in the carrying amount of goodwill for the six months ended December 31, 2007:

	Cardiac
	Assist /	Interventional /
	Monitoring	Vascular
	Products	Products	Consolidated
Goodwill, beginning of year	$11,079	$1,781	$12,860
Adjustment to acquisition purchase price	9	—	9
Currency adjustment	726	—	726

Goodwill, end of period	$11,814	$1,781	$13,595

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
As noted in our Form 10-K for the fiscal year ended June 30, 2007, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that our ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We have filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming our ProLumen device infringes the claims of this patent. The parties had agreed that this matter should be consolidated with the first case and the consolidation has taken place. A jury trial took place in late June 2007 resulting in a finding that the ProLumen product infringed the three patents, a finding that we owed a $690 thousand royalty to the plaintiffs, and the issuance of an injunction precluding us from further selling the ProLumen product. We filed a Notice of Appeal regarding the lower court’s decision and subsequently filed an Appellate Brief on October 12, 2007. The appellees filed a Response Brief in November 2007. We believe we will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.
On December 6, 2007, The General Hospital Corporation and Welch Allyn Protocol, Inc. filed an action for patent infringement against the Company in the United States District Court for the District of Massachusetts. In their complaint, the Plaintiffs allege that the Company has infringed and is infringing upon U.S. Patent No. 5,319,363 (“ ‘363 Patent”). The Plaintiffs further allege in their complaint that the infringing products include products and accessories marketed and/or sold by the Company under its Panorama, Passport, Passport 2 and Spectrum trade names and also alleges that other products and accessories of the Company may also infringe the ‘363 Patent. The complaint demands, among other things, a preliminary and permanent injunction against the Company, damages and attorneys fees. While the complaint has not yet been formally served upon the Company, the Company believes that it has meritorious defenses to any such claims and intends to defend this action vigorously.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
11. Commitments and Contingencies (Continued)
Credit Arrangements
We had available unsecured lines of credit at December 31, 2007 totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period. At December 31, 2007, we had no outstanding borrowings. Of the total available, $49.0 million expires in March 2008 and $25.0 million expires in October 2008. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.
12. Dividends and Stock Repurchase Program
In September 2007, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share and a special dividend of $1.00 per share, both paid on October 15, 2007 to stockholders of record as of October 1, 2007. In December 2006, the Board of Directors increased the regular quarterly dividend for the second quarter of fiscal 2007 to $0.10 per share from $0.07 per share, paid on January 16, 2007 to stockholders of record as of December 27, 2006. In September 2006, the Board of Directors declared a regular quarterly cash dividend of $0.07 per share and a special dividend of $1.00 per share, both paid on October 6, 2006 to stockholders of record as of September 28, 2006.
In addition, during the first quarter of fiscal 2007, the Board of Directors approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at our discretion. During the six months ended December 31, 2007, we did not repurchase any of our shares. During the six months ended December 31, 2006, we purchased approximately 56 thousand shares at a cost of $1.7 million.
13. Income Taxes
In the second quarter and first six months of fiscal 2008, the consolidated effective tax rate was 35.0% and 37.6%, respectively, compared to 10.5% and 24.9% in the second quarter and first six months last year, respectively. The higher tax rates in the fiscal 2008 periods were primarily attributable to the higher tax rate on the gain on sale of investment in the first quarter of fiscal 2008, expiration of the extraterritorial income exclusion on December 31, 2006, and a shift in the geographical mix of earnings to higher taxed jurisdictions. The lower tax rates in the fiscal 2007 periods were primarily attributable to the higher tax benefit on the $7.3 million second quarter fiscal 2007 special charges and the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $1.3 million gain on sale of an investment. Additionally, the second quarter and first six months of fiscal 2007 benefited from retroactive recognition of the U.S. Research Credit.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Income Taxes (Continued)
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
14. Special Items
In fiscal 2007, we recorded special items totaling $12.8 million. These items consisted of the following:
•	Interventional Products Division exit plan totaling $5.0 million.

•	Severance, settlement, and other termination benefits of $6.0 million for workforce reductions in the Patient Monitoring Division, the European sales organization, Corporate, and Genisphere.

•	Goodwill impairment charge of $2.3 million related to Genisphere.

•	Inquiry expenses of $1.7 million related to the Audit Committee investigations of ethics line reports.

•	Gain on sale of ProGuide™ assets totaling $2.2 million.
During the first six months of fiscal 2008, severance and settlement payments of $3.1 million and inquiry expenses of $0.1 million were paid reducing the remaining liability of $3.5 million at June 30, 2007 to $0.3 million at December 31, 2007. The remaining liability is included in accrued compensation in our condensed consolidated balance sheet and is expected to be fully utilized by the end of fiscal 2008.
15. Gain on Sale of Investment
We had a preferred stock investment of $5.0 million in Masimo Corporation, a supplier to our Patient Monitoring business. On August 13, 2007, Masimo completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million.
16. Subsequent Event
On January 9, 2008, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, paid on February 8, 2008 to stockholders of record as of January 22, 2008.

Datascope Corp. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, anesthesiology, emergency medicine and critical care. We have four product lines that are aggregated into two reportable segments, Cardiac Assist / Monitoring Products and Interventional / Vascular Products. We have aggregated our product lines into two segments based on similar manufacturing processes, economic characteristics, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. The Cardiac Assist / Monitoring Products segment accounted for 87% of total sales in fiscal 2007 and 89% in the first six months of fiscal 2008. Our products are sold worldwide by direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.
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
In October 2007, we announced the launch of NetGuard™, our new, revolutionary wireless clinician alert system. NetGuard creates a new paradigm in patient monitoring because it is the first monitoring system that is specifically designed to protect today’s unmonitored patient by detecting life-threatening heart rhythms. We estimate that tens of thousands of patients die each year from cardiac arrest precipitated by a dangerous heart rhythm that is unrelated to the patient’s illness.
Our initial focus is to create selected beta site installations and then launch our national sales campaign for NetGuard. The beta sites are expected to turn into reference sites for NetGuard. Reference sites will be instrumental in promoting acceptance and sales of NetGuard in the broader market by physicians and hospitals around the world
In December 2007, we booked the first order for NetGuard. In this installation, NetGuard will provide for continuous ECG monitoring of 50 patients in the Emergency Department of a 300-bed hospital in the Southwest region of the United States. In support of the NetGuard concept, the patients that will be continuously monitored by NetGuard are currently unmonitored. Installation is planned for the fourth quarter of fiscal 2008.

In October 2007, we formed a new subsidiary, Datascope Japan K.K., to manage our Intra-Aortic Balloon Pump (“IABP”) business in Japan since Edwards Lifesciences Ltd., our former distributor, planned to exit that business in Japan at the end of December 2007. Datascope Japan K.K. was formed to expand our overall business in Japan and will be responsible for import, product service, sales support and product surveillance of the IABP business. USCI Holdings Ltd., one of the premier medical device distribution organizations in Japan, will be responsible for sales distribution throughout Japan. USCI will give us comprehensive sales coverage throughout Japan.
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
In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received an option to purchase Sorin’s worldwide peripheral vascular stent business within two years of the agreement date. We estimate the worldwide market for peripheral vascular stents and percutaneous transluminal angioplasty balloons, excluding the United States and Japan, to be $190 million annually.
In January 2006, we acquired the ClearGlide® endoscopic vessel harvesting (“EVH”) product from Ethicon, a Johnson & Johnson company. EVH devices enable less-invasive techniques for the harvesting of suitable vessels for use in coronary artery bypass grafting. The vessel harvesting product line was integrated into the Cardiac Assist business, which markets its products to cardiac surgeons who perform coronary bypass graft surgery. We estimate the potential annual market for EVH to be $220 million.
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
Our Safeguard™ assisted pressure device received FDA 510(k) clearance to claim reduced manual compression time to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures in March 2007. In May 2007 we tripled the Safeguard sales and marketing effort in the United States from a pilot sales group to the entire Cardiac Assist direct sales force. Safeguard is aimed at an estimated $125 million annual worldwide market.

We are committed to improving our operating margins through increasing the efficiency of our manufacturing operations and cost containment programs.
Our financial position continued strong at the end of December 2007. Cash and marketable investments were $56.8 million compared to $47.5 million at June 30, 2007. On January 9, 2008, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable on February 8, 2008 to stockholders of record as of January 22, 2008.
Results of Operations
Net Sales
Net sales increased 8% to $103.4 million in the second quarter and 4% to $190.7 million in the first six months of fiscal 2008 compared to the corresponding periods last year. Favorable foreign exchange translation, as a result of the weaker United States dollar relative to the Euro and the British Pound, increased sales by $2.1 million in the second quarter and $3.3 million in the first six months of fiscal 2008.
Sales in the United States were $53.5 million and $102.0 million in the second quarter and first six months of fiscal 2008, respectively, compared to $57.3 million and $111.2 million, respectively, for the corresponding periods last year with the decrease primarily attributable to lower sales in the Patient Monitoring and Interventional Products businesses.
Sales in international markets increased 30% to $49.9 million in the second quarter and 24% to $88.7 million in the first six months of fiscal 2008 compared to the corresponding periods last year, due to increases in all businesses except Interventional Products and favorable foreign exchange translation as noted above.
Sales of the Cardiac Assist / Monitoring Products segment increased 8% to $92.4 million in the second quarter and 5% to $170.2 million in the first six months of fiscal 2008 compared to the corresponding periods last year.
Sales of Cardiac Assist products in the second quarter of fiscal 2008 increased 14% year-over-year to $49.3 million due primarily to increased sales of balloon pumps (25%) and the initial stocking order to our new distributor in Japan, which was partially offset by reduced shipments to the former distributor. Sales of our Safeguard manual compression assist product grew 14%. Favorable foreign exchange translation contributed $0.9 million to Cardiac Assist sales in the second quarter of fiscal 2008. In the first six months of fiscal 2008, sales of Cardiac Assist products increased 4% to $88.9 million compared to $85.3 million last year due to the same reasons noted above.
Sales of Patient Monitoring products in the second quarter of fiscal 2008 increased 2% to $43.1 million primarily due to Artema sales of gas modules, which are currently running at an annualized rate of $11 million. Sales of central monitoring systems and bedside monitors decreased 5%, primarily due to a strong second quarter last year which included several large international orders. In addition, we believe certain customers are deferring orders for capital equipment to future periods due to tightening credit markets. Favorable foreign exchange translation contributed $0.7 million to patient monitoring sales in the second quarter of fiscal 2008. In the first six months of fiscal 2008, sales of Patient Monitoring products increased 6% to $81.3 million compared to $76.4 million last year principally due to the same reason noted above.

Sales of the Interventional / Vascular Products segment were $10.7 million in the second quarter of fiscal 2008 compared to $10.1 million last year and $19.8 million in the first six months of fiscal 2008 compared to $20.5 million last year.
Sales of Interventional Products in the second quarter of fiscal 2008 were $1.2 million, down 56% from $2.7 million last year as a result of the exit plan announced in October 2006. Certain of our IP assets have been sold and we are in discussion to divest other IP assets. We plan to seek the sale or independent distribution of our ProLumen thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict in a pending appeal. Meanwhile, we continue to profitably service customer orders for certain of our vascular closure products. In the first six months of fiscal 2008, sales of Interventional Products decreased 59% to $2.5 million compared to $6.1 million last year.
Sales of InterVascular products in the second quarter of fiscal 2008 increased 28% year-over-year to $9.5 million. The increase was principally due to sales of peripheral vascular stent products obtained under a five-year exclusive distribution agreement with the Sorin Group of Milan, Italy. As part of that agreement, we received an option to purchase Sorin’s worldwide peripheral vascular stent business within two years of the agreement date. Favorable foreign exchange translation contributed $0.5 million to patient monitoring sales in the second quarter of fiscal 2008. In the first six months of fiscal 2008, sales were $17.3 million, an increase of 20% compared to $14.4 million last year primarily due to the same reason noted above.
Sales of vascular grafts increased 10% as a result of higher sales in certain international markets, which helped to offset reduced sales to our exclusive U.S. distributor (28%).
Sales of Genisphere products were $0.3 million in the second quarter and $0.6 million in the first six months of fiscal 2008 compared to $0.2 and $0.6 million, respectively, for the corresponding periods last year.
Gross Profit (Net Sales Less Cost of Sales)
Gross profit increased $5.7 million, or 11%, in the second quarter and $3.9 million, or 4%, in the first six months of fiscal 2008, primarily as a result of increased sales in the Cardiac Assist / Monitoring Products segment ($7.1 million in the second quarter and $8.5 million in the first six months of fiscal 2008).
Gross margin was 56.4% for the second quarter and 55.9% for the first six months of fiscal 2008 compared to 55.0% and 56.1%, respectively, for the corresponding periods last year. The higher gross margin in the second quarter of fiscal 2008 compared to the same period last year was principally due to a higher margin in the Cardiac Assist / Monitoring Products segment (2.4 points) as a result of a more favorable sales mix and an improved gross margin in the Patient Monitoring business primarily resulting from manufacturing efficiencies and cost reduction programs.
Research and Development Expense (R&D)
R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $9.6 million in the second quarter of fiscal 2008, equivalent to 9.3% of sales, compared to $8.5 million, or 8.9% of sales, for the same period last year. R&D expense was $18.6 million, equivalent to 9.8% of sales, in the first six months of fiscal 2008 compared to $17.2 million, or 9.4% of sales, for the same period last year.

R&D expense for the Cardiac Assist / Monitoring Products segment was $7.0 million in the second quarter and $13.5 million in the first six months of fiscal 2008 compared to $5.9 million and $11.9 million, respectively, in the corresponding periods last year. The increases were primarily due to Artema’s R&D expenses ($0.8 million in the second quarter and $1.4 million in the first six months of fiscal 2008) and lower software development costs capitalized for patient monitors, which increased R&D expenses compared to the prior year ($0.5 million in the second quarter and $0.7 million in the first six months of fiscal 2008).
R&D expense for the Interventional / Vascular Products segment was $1.8 million in the second quarter and $3.2 million in the first six months of fiscal 2008 compared to $2.0 million and $4.0 million, respectively, in the corresponding periods last year. The decrease was primarily a result of the IP exit plan ($0.7 million in the second quarter and $1.4 million in the first six months of fiscal 2008), partially offset by higher expenses in InterVascular primarily for product validation costs ($0.5 million in the second quarter and $0.6 million in the first six months of fiscal 2008).
The balance of consolidated R&D is in Corporate and Other and amounted to $0.8 million in the second quarter and $1.9 million in the first six months of fiscal 2008 compared to $0.6 million and $1.3 million, respectively, in the corresponding periods last year. Corporate and Other R&D includes corporate design, technology, regulatory and Genisphere R&D expenses.
Selling, General & Administrative Expense (SG&A)
Total SG&A expense increased 9% to $38.1 million, or 36.9% of sales, in the second quarter of fiscal 2008 compared to $35.0 million, or 36.6% of sales, last year primarily attributable to increased corporate expenses ($1.3 million) principally related to the proxy contest, unfavorable foreign currency translation ($1.1 million), Artema’s expenses ($0.6 million) and higher severance expenses ($0.5 million). Partially offsetting the above were the cost reductions related to the IP exit plan and workforce reductions ($1.6 million). In the first six months of fiscal 2008, SG&A expense increased 2% to $71.6 million, or 37.6% of sales, compared to $70.1 million, or 38.4% of sales, for the same period last year.
SG&A expense for the Cardiac Assist / Monitoring Products segment increased $4.4 million, or 15%, to $33.0 million in the second quarter of fiscal 2008, primarily attributable to higher allocated corporate G&A charges ($2.5 million), Artema’s expenses ($0.6 million), unfavorable foreign currency translation ($0.6 million), and higher severance expenses ($0.5 million). In the first six months of fiscal 2008, SG&A expense increased $6.2 million, or 11%, to $62.4 million due to the same reasons noted above. As a percentage of segment sales, SG&A expenses were 35.8% in the second quarter and 36.7% in the first six months of fiscal 2008 compared to 33.6% and 34.7%, respectively, in the corresponding periods last year.
SG&A expense for the Interventional / Vascular Products segment decreased $0.7 million, or 11%, to $5.9 million in the second quarter of fiscal 2008, primarily attributable to the cost savings from the IP exit plan ($1.3 million), partially offset by unfavorable foreign currency translation ($0.4 million). In the first six months of fiscal 2008, SG&A expense decreased $3.6 million, or 25%, to $10.8 million due primarily to the same reasons noted above. As a percentage of segment sales, SG&A expenses were 55.4% in the second quarter and 54.1% in the first six months of fiscal 2008 compared to 65.4% and 70.2%, respectively, in the corresponding periods last year.
Segment SG&A expense includes allocated corporate G&A charges.

Interest Income
Interest income of $0.5 million in the second quarter of fiscal 2008 decreased $0.1 million compared to the same period last year due to a decrease in the average portfolio balance ($43.9 million vs. $61.6 million) and a decrease in the interest rate yield to 4.3% from 4.7%. Interest income was $1.1 million in the first six months of fiscal 2008 compared to $1.3 million last year with the decrease due to the same reasons discussed above.
Gain on Sale of Investment
We had a preferred stock investment of $5.0 million in Masimo Corporation, a supplier to our Patient Monitoring business. On August 13, 2007, Masimo completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million in the first quarter of fiscal 2008.
Income Taxes
In the second quarter and first six months of fiscal 2008, the consolidated effective tax rate was 35.0% and 37.6%, respectively, compared to 10.5% and 24.9% in the second quarter and first six months last year, respectively. The higher tax rates in the fiscal 2008 periods were primarily attributable to the higher tax rate on the gain on sale of investment in the first quarter of fiscal 2008, expiration of the extraterritorial income exclusion on December 31, 2006 and a shift in the geographical mix of earnings to higher taxed jurisdictions. The lower tax rates in the fiscal 2007 periods were primarily attributable to the higher tax rate benefit on the $7.3 million second quarter fiscal 2007 special charges and the utilization of a foreign tax loss carryforward (that had a valuation allowance) on the $1.3 million gain on sale of an investment. Additionally, the second quarter and first six months of fiscal 2007 benefited from retroactive recognition of the U.S. Research Credit. Our effective tax rate could be impacted by changes in the geographic mix of our earnings.
Net Earnings
Net earnings were $7.1 million, or $0.46 per diluted share, in the second quarter of fiscal 2008 compared to $3.3 million, or $0.22 per diluted share, last year. Higher earnings in the second quarter of fiscal 2008 were primarily attributable to increased earnings in the Interventional / Vascular Products segment as a result of the cost reductions implemented last year and increased earnings in the Cardiac Assist / Monitoring Products segment. Net earnings in the corresponding period last year were impacted by the after-tax special charges of $4.7 million, or $0.30 per diluted share, related to the IP exit plan and workforce reductions.
Net earnings were $18.9 million, or $1.22 per diluted share, in the first six months of fiscal 2008 compared to $7.9 million, or $0.51 per diluted share, for the same period last year. Higher earnings in the first six months of fiscal 2008 were primarily attributable to the higher after-tax gain on sale of investment this year ($6.5 million) and increased earnings in the Interventional Products / Vascular Products segment as a result of the IP exit plan ($6.4 million), partially offset by the higher consolidated effective tax rate as discussed above.
Subsequent Event
On January 9, 2008, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, paid on February 8, 2008 to stockholders of record as of January 22, 2008.

Liquidity and Capital Resources
We consider our cash and cash equivalents, short-term investments and our available unsecured lines of credit to be our principal sources of liquidity.
Cash and cash equivalents and short-term investments at December 31, 2007 were $42.8 million compared to $39.4 million at June 30, 2007. Long-term investments were $15.4 million at December 31, 2007 compared to $14.3 million at June 30, 2007. Working capital was $149.3 million compared to $147.3 million at the end of fiscal 2007 and the current ratio was 3.2:1 compared to 3.5:1 at June 30, 2007.
The increase in working capital was primarily due to increases in accounts receivable ($6.7 million), cash and short-term investments ($3.3 million) and inventories ($2.9 million), offset by an increase in accounts payable ($10.8 million). The lower current ratio was primarily attributable to the increase in accounts payable.
The increase in accounts receivable was primarily due to increased sales. The increase in inventories was primarily attributable to increased cardiac assist inventory for the EVH product and build-up for the new Sensation™ 7.0 Fr. balloon. The increase in accounts payable was primarily attributable to the higher inventory purchases.
In the first six months of fiscal 2008, we provided $18.0 million of net cash from operating activities compared to $14.0 million last year with the increase primarily attributable to an increase in accounts payable ($11.9 million), partially offset by decreased accounts receivable ($7.0 million).
We provided a net $3.2 million of cash from investing activities in the first six months of fiscal 2008. Net sales and maturities of investments yielded $51.4 million. These proceeds were spent on $40.2 million of investment purchases, $4.2 million of capital expenditures and technology and $3.8 million of capitalized software.
We used $18.5 million of net cash from financing activities in the first six months of fiscal 2008. We paid $18.5 million in dividends, comprising two quarterly dividend payments of $0.10 per share and a special dividend of $1.00 per share, partially funded by $0.4 million of proceeds from the exercise of stock options.
At December 31, 2007, we had available unsecured lines of credit totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period. Of the total available, $49.0 million expires in March 2008 and $25.0 million expires in October 2008. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.
During the first six months of fiscal 2008, we did not repurchase any of our shares. We have a remaining balance of $3.0 million available under the stock repurchase program authorized by the Board of Directors on May 16, 2001.
On September 21, 2007, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share and a special dividend of $1.00 per share, both paid on October 15, 2007 to stockholders of record as of October 1, 2007.
On September 12, 2006, the Board of Directors approved an additional stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the on the open market or in privately negotiated transactions, and may be discontinued at any time at our discretion.
We believe that our existing cash and investment balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current United States and European inflation has not significantly affected us.
Information Concerning Forward Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control, including the risk that NetGuard does not have the potential to create a new, significant market in monitoring currently unmonitored patients, that we are not the first Company to address this market, that NetGuard will not be a significant opportunity for new growth and that market conditions may change, particularly as result of competitive activity in the markets served by the Company. Additional risks include the Company’s dependence on certain unaffiliated suppliers (including single source manufacturers) for patient monitoring, cardiac assist and interventional products, change in demand for the Company’s products, rapid and significant changes that generally characterize the medical device industry and the ability to continue to respond to such changes and the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.
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
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007 (effective for our fiscal year 2009 beginning July 1, 2008). The FASB has proposed a deferral of the provisions of SFAS 157 relating to nonfinancial assets and liabilities that would delay implementation by us until our fiscal year 2010 beginning July 1, 2009. SFAS 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.
In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which is effective for fiscal years that begin after December 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Supplemental Benefits Plan for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a collateral assignment split-dollar agreement among Mr. Saper, the Company and a trust for the benefit of Mr. Saper’s family. The present value of the premium reimbursement pursuant to the split-dollar agreement at December 31, 2007 is approximately $3.4 million. Upon adoption, we will record a liability and a cumulative effect adjustment to retained earnings for the present value of the premium reimbursement at the date of adoption.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year 2010 beginning July 1, 2009). We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is during fiscal years beginning on or after December 15, 2008, the effective date of this statement. We will adopt SFAS 141(R) in the first quarter of our fiscal year 2010 beginning July 1, 2009.
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
None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the six-month periods ended December 31, 2007 and 2006.
As of December 31, 2007, we had a notional amount of $18.5 million of foreign exchange forward contracts outstanding, denominated in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

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
During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As noted in our Form 10-K for the fiscal year ended June 30, 2007, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that our ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We have filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming our ProLumen device infringes the claims of this patent. The parties had agreed that this matter should be consolidated with the first case and the consolidation has taken place. A jury trial took place in late June 2007 resulting in a finding that the ProLumen product infringed the three patents, a finding that we owed a $690 thousand royalty to the plaintiffs, and the issuance of an injunction precluding us from further selling the ProLumen product. We filed a Notice of Appeal regarding the lower court’s decision and subsequently filed an Appellate Brief on October 12, 2007. The appellees filed a Response Brief in November 2007. We believe we will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.
On December 6, 2007, The General Hospital Corporation and Welch Allyn Protocol, Inc. filed an action for patent infringement against the Company in the United States District Court for the District of Massachusetts. In their complaint, the Plaintiffs allege that the Company has infringed and is infringing upon U.S. Patent No. 5,319,363 (“ ‘363 Patent”). The Plaintiffs further allege in their complaint that the infringing products include products and accessories marketed and/or sold by the Company under its Panorama, Passport, Passport 2 and Spectrum trade names and also alleges that other products and accessories of the Company may also infringe the ‘363 Patent. The complaint demands, among other things, a preliminary and permanent injunction against the Company, damages and attorneys fees. While the complaint has not yet been formally served upon the Company, the Company believes that it has meritorious defenses to any such claims and intends to defend this action vigorously.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on repurchases by the Company of its common stock during the second quarter of fiscal year 2008.

				Total Value of Shares
	Total		Total Number of	that May Yet Be
	Number of	Average	Shares Purchased as	Purchased Under the
	Shares	Price	a Part of Publicly	Programs
Fiscal Period	Purchased	Per Share	Announced Programs	($ 000’s)
10/01/07 - 10/31/07	—	$—	—	$42,963
11/01/07 - 11/30/07	—	—	—	$42,963
12/01/07 - 12/31/07	—	—	—	$42,963

Total	—	$—	—	$42,963

The current stock repurchase programs were announced on May 16, 2001 and September 12, 2006. Approval was granted for up to $40 million in repurchases for each program and there are no expiration dates on the current programs.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of Datascope Corp. was held on December 20, 2007, for the purpose of electing two Class I directors to hold office until the 2010 annual meeting of shareholders and to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of Datascope Corp. for the fiscal year ended June 30, 2008. David Dantzker, M.D. and James J. Loughlin were elected to serve as Class I directors. Votes cast for the election of directors were as follows:

Election of Class I Directors
William L. Asmundson	For:	5,682,610	Withheld:	86,363
James J. Loughlin	For:	5,755,427	Withheld:	13,546

David R. Dantzker, M.D.	For:	7,814,992	Withheld:	163,477
William J. Fox	For:	3,207,476	Withheld:	4,770,993
The vote on the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the fiscal year ended June 30, 2008, was as follows:

For: 12,478,432
Against:	8,252
Abstain:	843,473
Alan B. Abramson, David Altschiller, Robert Klatell, Lawrence Saper and William W. Wyman continued to serve as members of the Datascope Corp. Board of Directors after the annual meeting.
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

Dated: February 11, 2008