Form 10-Q
period 2008-03-31
DATASCOPE CORP
filed 2008-05-12
CIK 27096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of Shares of Company’s Common Stock outstanding as of April 30, 2008: 15,658,507.

Datascope Corp.
Form 10-Q Index

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
Datascope Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	June 30,
	2008	2007
	(Unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$17,588	$15,780
Short-term investments	21,088	23,681
Accounts receivable less allowance for doubtful accounts of $2,603	86,593	85,553
Inventories	38,247	59,455
Prepaid income taxes	—	2,293
Prepaid expenses and other current assets	14,736	11,167
Current deferred taxes	7,048	7,238
Current assets of discontinued operations	29,775	—

Total current assets	215,075	205,167

Property, plant and equipment, net of accumulated depreciation of $74,945 and $100,760	51,593	82,812
Long-term investments	24,323	14,346
Intangible assets, net	19,608	26,074
Goodwill	1,781	12,860
Other assets	30,341	34,897
Noncurrent assets of discontinued operations	61,850	—

	$404,571	$376,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,709	$18,386
Dividends payable	—	1,532
Accrued expenses	12,477	16,129
Accrued compensation	16,190	17,422
Deferred revenue	2,568	4,380
Income taxes payable	3,099	—
Current liabilities of discontinued operations	18,681	—

Total current liabilities	62,724	57,849

Other liabilities	24,461	25,220
Other liabilities of discontinued operations	1,738	—

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $0.01 per share:
Authorized, 45,000 shares;
Issued, 19,228 and 18,867 shares	192	189
Additional paid-in capital	120,224	109,384
Treasury stock at cost, 3,567 and 3,521 shares	(108,897)	(107,037)
Retained earnings	299,836	294,765
Accumulated other comprehensive loss:
Cumulative translation adjustments	9,843	1,899
Benefit plan adjustments	(5,641)	(5,827)
Unrealized gain (loss) on available-for-sale securities	91	(286)

Total stockholders’ equity	315,648	293,087

	$404,571	$376,156

(a) Derived from audited consolidated financial statements.
See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$170,761	$164,237	$61,323	$57,842
Cost of sales	59,608	57,778	20,948	20,787

Gross profit	111,153	106,459	40,375	37,055

Operating expenses:
Research and development expenses	16,875	17,210	6,020	5,544
Selling, general and administrative expenses	69,513	69,062	23,717	22,676
Special items	—	5,574	—	(804)

	86,388	91,846	29,737	27,416

Operating earnings	24,765	14,613	10,638	9,639

Other (income) expense:
Interest income	(1,668)	(1,910)	(568)	(569)
Interest expense	113	87	28	22
Dividend income	—	(196)	—	—
Gain on sale of investment	(13,173)	(1,273)	—	—
Other, net	(48)	370	(295)	146

	(14,776)	(2,922)	(835)	(401)

Earnings from continuing operations before income taxes	39,541	17,535	11,473	10,040
Income taxes	13,028	4,473	2,433	3,059

Net earnings from continuing operations	26,513	13,062	9,040	6,981
Net earnings from discontinued operations	1,457	2,667	49	880

Net earnings	$27,970	$15,729	$9,089	$7,861

Net earnings per share, basic:
Continuing operations	$1.73	$0.86	$0.59	$0.46
Discontinued operations	0.09	0.17	—	0.06

Net earnings	$1.82	$1.03	$0.59	$0.52

Weighted average number of common shares outstanding, basic	15,369	15,223	15,407	15,242

Net earnings per share, diluted:
Continuing operations	$1.71	$0.85	$0.58	$0.45
Discontinued operations	0.09	0.17	—	0.06

Net earnings	$1.80	$1.02	$0.58	$0.51

Weighted average number of common shares outstanding, diluted	15,519	15,488	15,566	15,544

Cash dividends declared per common share	$1.30	$1.27	$0.20	$0.10

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Operating Activities:
Net earnings	$27,970	$15,729
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,371	11,444
Amortization	4,390	4,603
Provision for supplemental pension and post-retirement medical	1,028	976
Provision for losses on accounts receivable	276	218
Cash surrender value of officers life insurance	(193)	(288)
Gain on sale of asset	—	(2,235)
Realized gain on sale of investment	(13,173)	(1,268)
Stock-based compensation expense	897	642
Excess tax benefits on stock-based compensation	(695)	(186)
Deferred income tax (benefit) expense	—	311
Special charges asset write-offs	—	365
Intangible assets impairment	841	—
Changes in assets and liabilities:
Accounts receivable	(305)	405
Inventories	(5,530)	(4,529)
Prepaid expenses and other assets	(2,604)	(1,597)
Accounts payable	388	(1,433)
Income taxes payable	5,132	—
Accrued and other liabilities	(3,269)	(2,708)

Net cash (used in) provided by operating activities	25,524	20,449

Investing Activities:
Capital expenditures	(5,483)	(4,052)
Proceeds from asset sale	—	3,000
Purchases of investments	(58,695)	(72,329)
Proceeds from investment maturities	47,172	59,912
Proceeds from investment sales	18,309	23,826
Capitalized software	(5,661)	(5,712)
Purchased technology and licenses	(13)	(2,204)
Other	—	(88)

Net cash (used in) provided by investing activities	(4,371)	2,353

Financing Activities:
Exercise of stock options	7,131	2,628
Treasury shares acquired under repurchase programs	(1,860)	(1,718)
Excess tax benefits on stock-based compensation	695	186
Cash dividends paid	(21,580)	(18,863)
Guaranteed milestone payments	(500)	(500)

Net cash used in financing activities	(16,114)	(18,267)

Effect of exchange rates on cash	(3,231)	(712)

Increase in cash and cash equivalents	1,808	3,823
Cash and cash equivalents, beginning of period	15,780	9,479

Cash and cash equivalents, end of period	$17,588	$13,302

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes paid	$11,430	$7,862

Income taxes refunded	$3,726	$3,527

Non-cash investing and financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$4,423	$4,581

Dividends declared, not paid	$—	$1,526

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the “Company” — which may be referred to as “our”, “us” or “we”). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. The presentation of certain prior year information has been reclassified to conform with the current year presentation. The condensed consolidated statements of earnings for the nine months ended March 31, 2008 and for the three and nine months ended March 31, 2007 have been reclassified to reflect discontinued operations. In addition, the condensed consolidated statements of earnings for the three and nine months ended March 31, 2007 includes an adjustment of $1.0 million from selling, general and administrative expenses to special items related to the classification of inquiry expenses.
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements, Not Required to be Adopted as of March 31, 2008
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the provisions of SFAS 157 relating to nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (our fiscal year 2010 beginning July 1, 2009). SFAS 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.
In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which is effective for fiscal years that begin after December 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Supplemental Benefits Plan for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a collateral assignment split-dollar agreement among Mr. Saper, the Company and a trust for the benefit of Mr. Saper’s family. The present value of the premium reimbursement pursuant to the split-dollar agreement at March 31, 2008 was approximately $3.4 million. Upon adoption, we will record a liability and a cumulative effect adjustment to retained earnings for the present value of the premium reimbursement at the date of adoption.
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements, Not Required to be Adopted as of March 31, 2008 (Continued)
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year 2010 beginning July 1, 2009). We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is during fiscal years beginning on or after December 15, 2008, the effective date of this statement. We will adopt SFAS 141(R) in the first quarter of our fiscal year 2010 beginning July 1, 2009.
2. Discontinued Operations
In March 2008, we entered into a definitive agreement to sell our Patient Monitoring (“PM”) business (formerly part of the Cardiac Assist / Monitoring Products segment) to Mindray Medical International Limited. The sale of the PM business allows us to focus our efforts on the cardiac assist and vascular graft and peripheral stent businesses. We will receive approximately $209 million in cash at the closing and will retain approximately $31 million of receivables generated by the PM business. Closing conditions have been satisfied and the transaction, which will be effective May 1, is expected to close in mid-May.
Net sales and earnings from discontinued operations before income taxes for the three and nine months ended March 31, 2008 and 2007 are shown below.

	Nine Months Ended		Three Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Net sales from discontinued operations	$124,707	$116,163	$43,445	$39,758

Earnings from discontinued operations before income taxes	$2,117	$4,446	$(49)	$1,467

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
2. Discontinued Operations (Continued)
The assets and liabilities classified as discontinued operations as of March 31, 2008 are as follows:

Cash and cash equivalents	$64
Inventories	25,266
Prepaid and other current assets	4,257
Current deferred taxes	188

Current assets of discontinued operations	$29,775

Property, plant and equipment, net of accumulated depreciation of $33,287	$32,533
Intangible assets, net	5,973
Goodwill	12,991
Other assets	10,353

Noncurrent assets of discontinued operations	$61,850

Accounts payable	$9,171
Accrued expenses and other current liabilities	7,215
Deferred revenue	2,295

Current liabilities of discontinued operations	$18,681

Other liabilities of discontinued operations	$1,738

3. Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

	March 31,	June 30,
	2008	2007
Materials	$14,909	$20,189
Work in process	10,635	11,253
Finished goods	12,703	28,013

	$38,247	$59,455

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
4. Stockholders’ Equity
Changes in the components of stockholders’ equity for the nine months ended March 31, 2008 were as follows:

Net earnings	$27,970
Foreign currency translation gain	7,944
Common stock and additional paid-in capital effects of stock option activity	10,843
Cash dividends declared on common stock	(20,084)
Purchases under stock repurchase plans	(1,860)
Benefit plan adjustments	186
Unrealized gain on available-for-sale securities	377
Cumulative effect of FIN 48 adoption	(2,815)

Total increase in stockholders’ equity	$22,561

5. Earnings Per Share
The computation of basic and diluted earnings per share for the three and nine months ended March 31, 2008 and 2007 is shown below.

	Nine Months Ended		Three Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Net earnings	$27,970	$15,729	$9,089	$7,861

Weighted average shares outstanding for basic earnings per share	15,369	15,223	15,407	15,242
Effect of dilutive employee stock awards	150	265	159	302

Weighted average shares outstanding for diluted earnings per share	15,519	15,488	15,566	15,544

Basic earnings per share	$1.82	$1.03	$0.59	$0.52

Diluted earnings per share	$1.80	$1.02	$0.58	$0.51

Common shares related to options outstanding under our stock option plans amounting to 618 thousand and 824 thousand shares for the nine months ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share as the effect would have been antidilutive. For the three months ended March 31, 2008 and 2007, 533 thousand and 718 thousand shares, respectively, were excluded from the calculation for the same reason.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
6. Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2008 and 2007 is shown below.

	Nine Months Ended		Three Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Net earnings	$27,970	$15,729	$9,089	$7,861
Foreign currency translation gain	7,944	1,407	4,342	439
Benefit plan adjustments	186	—	42	—
Unrealized gain (loss) on available-for-sale securities, net of tax	377	184	5	(43)

Total comprehensive income	$36,477	$17,320	$13,478	$8,257

7. Segment Information
We develop, manufacture and sell medical devices in two reportable segments, Cardiac Assist Products and Interventional / Vascular Products.
The Cardiac Assist Products segment includes electronic intra-aortic balloon pumps and catheters that are used in the treatment of cardiovascular disease, endoscopic vessel harvesting products that provide a less-invasive alternative to surgical harvesting of blood vessels for use in coronary bypass and manual compression assist devices used to stop bleeding following femoral arterial catheterization in diagnostic and interventional procedures.
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
Prior to March 31, 2008, the financial results of the Patient Monitoring business were reported within the Cardiac Assist / Monitoring Products segment. As a result of the pending sale of the PM business we have changed our segment reporting to exclude the financial results of PM and have renamed the segment to Cardiac Assist Products.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Segment Information (Continued)

	Cardiac Assist Products	Interventional/ Vascular Products	Corporate and Other	Continuing Operations
Nine months ended March 31, 2008
Net sales to external customers	$138,115	$31,680	$966	$170,761

Operating earnings (loss)	$26,040	$(579)	$(696)	$24,765

Assets	$134,444	$90,674	$87,828	$312,946

Nine months ended March 31, 2007
Net sales to external customers	$131,707	$31,627	$903	$164,237

Operating earnings (loss)	$24,793	$(7,982)	$(2,198)	$14,613

Assets	$119,918	$81,381	$100,994	$302,293

Three months ended March 31, 2008
Net sales to external customers	$49,176	$11,811	$336	$61,323

Operating earnings (loss)	$10,601	$572	$(535)	$10,638

Three months ended March 31, 2007
Net sales to external customers	$46,387	$11,129	$326	$57,842

Operating earnings (loss)	$9,244	$1,867	$(1,472)	$9,639

Reconciliation to earnings from continuing operations	Nine Months Ended		Three Months Ended
before income taxes:	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Operating earnings from continuing operations	$24,765	$14,613	$10,638	$9,639
Interest income, net	1,555	1,823	540	547
Dividend income	—	196	—	—
Gain on sale of investment	13,173	1,273	—	—
Other, net	48	(370)	295	(146)

Earnings from continuing operations before income taxes	$39,541	$17,535	$11,473	$10,040

Beginning fiscal 2008, net sales of Safeguard™ and the product’s associated operating loss are now included within the Cardiac Assist Products segment (formerly reported in the Interventional / Vascular Products segment). Net sales and operating earnings for the three and nine months ended March 31, 2007 for both segments have been adjusted to reflect this change.
Operating earnings within Cardiac Assist Products for the nine months ended March 31, 2007 includes special charges of $1.0 million related to the workforce reductions in the European sales organization.
Operating loss within Interventional / Vascular Products for the nine months ended March 31, 2007 includes special items of $3.4 million comprising charges of $5.6 million related to the plan to phase out the Interventional Products (“IP”) business and the workforce reductions in the European sales organization, partially offset by the gain on sale of ProGuide™ assets of $2.2 million. Operating earnings for the three months ended March 31, 2007 includes the gain on sale of the ProGuide assets of $2.2 million, offset by a charge of $0.4 million related to the IP business exit plan.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
7. Segment Information (Continued)
Operating loss within Corporate and Other for the three and nine months ended March 31, 2007 includes special charges of $1.0 million related to the inquiry expenses. Net sales of life science products are included within this segment. Segment SG&A expenses include allocated corporate G&A charges.
8. Stock-Based Awards
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
In accordance with SFAS No. 123(R), Share-Based Payment, we recorded stock-based compensation expense for the cost of stock options and restricted stock (together, “stock-based awards”). Stock-based compensation expense for the three and nine months ended March 31, 2008 and 2007 was recorded in the condensed consolidated statements of earnings as follows:

	Nine Months Ended		Three Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Continuing operations
Cost of sales	$17	$4	$7	$1
Research and development expenses	84	64	27	24
Selling, general and administrative expenses	605	447	259	223

Total stock-based compensation expense	$706	$515	$293	$248

Total stock-based compensation expense, net of tax	$417	$305	$173	$147

Discontinued operations
Net earnings from discontinued operations	$113	$75	$28	$20

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

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Expected dividend yield	*	4.03%	*	3.85%
Expected volatility	*	28%	*	27%
Risk-free interest rate	*	4.58%	*	4.50%
Expected life (in years)	*	4.8	*	4.8

*	Not applicable.
There were no stock options granted during the three and nine months ended March 31, 2008.
SFAS 123(R) requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the stock-based compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, we classified $695 thousand and $186 thousand of excess tax benefits as financing cash flows for the nine months ended March 31, 2008 and 2007, respectively.
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
8. Stock-Based Awards (Continued)
Stock Options (Continued)
Changes in our stock options for the nine months ended March 31, 2008 were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding, beginning of year	1,741,161	$32.47
Granted	—	—
Exercised	(292,506)	31.71
Forfeited/Expired	(67,700)	34.93

Options outstanding, end of period	1,380,955	32.51

Options vested and expected to vest, end of period	1,360,670	32.47

Options exercisable, end of period	1,248,293	32.27

At March 31, 2008, there were 2,100,167 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares. We anticipate that shares repurchased will offset shares to be issued for the stock-based awards and reduce the dilutive impact of share-based activity. However, since the timing and amount of future repurchases is not known, we cannot estimate the number of shares expected to be repurchased during the remainder of fiscal 2008.
The weighted average remaining contractual term was approximately 4.9 years for stock options outstanding and approximately 4.5 years for stock options exercisable as of March 31, 2008. The weighted average fair value of options granted during the three and nine months ended March 31, 2007 was $7.34 and $6.83 per share, respectively. There were no stock options issued during the three and nine months ended March 31, 2008.
The total intrinsic value (the excess of the market price over the exercise price) was approximately $12.3 million for stock options outstanding and $11.4 million for stock options exercisable as of March 31, 2008. The total intrinsic value for stock options exercised during the three and nine months ended March 31, 2008 was approximately $2.0 million and $2.2 million, respectively. The total intrinsic value for stock options exercised during the three and nine months ended March 31, 2007 was approximately $0.3 million and $0.6 million, respectively.
The amount of cash received from the exercise of stock options was approximately $7.1 million and the related tax benefit was approximately $0.7 million for the nine months ended March 31, 2008.
As of March 31, 2008, unrecognized stock-based compensation expense related to stock options was approximately $1.2 million and is expected to be recognized over a weighted average period of 2.4 years.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
8. Stock-Based Awards (Continued)
Restricted Stock
The following table summarizes restricted stock activity under the 2005 Plan for the nine months ended March 31, 2008:

		Weighted
		Average
	Shares	Grant Price
Nonvested, beginning of year	3,908	$35.84
Awarded	70,517	32.82
Released	(4,024)	35.83
Forfeited	(6,660)	32.44

Nonvested, end of period	63,741	32.85

As of March 31, 2008, unrecognized stock-based compensation expense related to nonvested awards was approximately $1.6 million and is expected to be recognized over a weighted average period of 3.2 years.
9. Retirement Benefit Plans
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
(Unaudited, in thousands except per share data)
9. Retirement Benefit Plans (Continued)
Net Periodic Benefit Costs
The components of net periodic benefit costs of our U.S. and International defined benefit pension plans, the SERP and the post-retirement medical benefits plan include the following:

	Nine Months Ended March 31,
	2008	2007	2008	2007
	U.S. and International		SERP
Service cost	$2,176	$1,978	$282	$262
Interest cost	3,338	2,981	793	750
Expected return on assets	(3,182)	(2,708)	—	—
Amortization of:
Net loss	313	381	9	7
Unrecognized prior service (credit) cost	(31)	9	(72)	(56)
Curtailment loss	—	14	—	—

Net periodic benefit costs	$2,614	$2,655	$1,012	$963

Employer contributions	$7,700	$5,000

	Nine Months Ended
	March 31,
	2008	2007
	Post-Retirement Medical
Service cost	$—	$—
Interest cost	11	9
Expected return on assets	—	—
Amortization of:
Net loss	2	1
Unrecognized prior service cost	3	3

Net periodic benefit costs	$16	$13

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
9. Retirement Benefit Plans (Continued)
Net Periodic Benefit Costs (Continued)

	Three Months Ended March 31,
	2008	2007	2008	2007
	U.S. and International		SERP
Service cost	$725	$722	$94	$87
Interest cost	1,113	1,088	265	250
Expected return on assets	(1,060)	(988)	—	—
Amortization of:
Net loss	104	139	3	3
Unrecognized prior service (credit) cost	(11)	3	(24)	(19)
Curtailment loss	—	—	—	—

Net periodic benefit costs	$871	$964	$338	$321

Employer contributions	$5,200	$3,900

	Three Months Ended
	March 31,
	2008	2007
	Post-Retirement Medical
Service cost	$—	$—
Interest cost	3	3
Expected return on assets	—	—
Amortization of:
Net loss	1	1
Unrecognized prior service cost	1	—

Net periodic benefit costs	$5	$4

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
10. Intangible Assets and Goodwill
Intangible Assets
The following is a summary of our intangible assets:

	March 31,	June 30,
	2008	2007
Amortized intangible assets:
Purchased technology	$19,087	$22,176
Licenses	2,887	5,272
Customer relationships and other	—	1,077

Subtotal	21,974	28,525

Accumulated amortization:
Purchased technology	(1,467)	(1,300)
Licenses	(899)	(1,512)
Customer relationships and other	—	(12)

Subtotal	(2,366)	(2,824)

Amortized intangible assets, net	$19,608	$25,701

Indefinite-lived intangible assets:
Trade name	$—	$373

The components of intangible assets represent the acquisition date fair value of purchased technology for the ClearGlide® endoscopic vessel harvesting device, purchased technology for the X-Site® suture-based vascular closure device and purchased technology for the ProLumen® thrombectomy device.
Amortization expense was approximately $619 thousand and $428 thousand for the nine months ended March 31, 2008 and 2007, respectively, and $214 thousand and $210 thousand for the three months ended March 31, 2008 and 2007, respectively.
Expected future amortization expense for intangible assets subject to amortization for the remainder of fiscal 2008 and the full fiscal years 2009 through 2012 is as follows:

	Year Ending June 30,
	2008	2009	2010	2011	2012
Amortization expense	$221	$884	$990	$1,094	$1,200
The remaining weighted average amortization period for intangible assets is approximately 10.6 years.
Goodwill
As of March 31, 2008, we had $1.8 million of goodwill within the Interventional / Vascular Products segment. There was no acquired goodwill and no change in the carrying value of existing goodwill during the nine months ended March 31, 2008.

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
As noted in our Form 10-K for the fiscal year ended June 30, 2007, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that our ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We have filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming our ProLumen device infringes the claims of this patent. The parties had agreed that this matter should be consolidated with the first case and the consolidation has taken place. A jury trial took place in late June 2007 resulting in a finding that the ProLumen product infringed the three patents, a finding that we owed a $690 thousand royalty to the plaintiffs and the issuance of an injunction precluding us from further selling the ProLumen product. We filed a Notice of Appeal regarding the lower court’s decision and subsequently filed an Appellate Brief on October 12, 2007. The appellees filed a response brief in November 2007. Oral argument took place on April 9, 2008 and we are awaiting the decision. We believe we will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.
On December 6, 2007, The General Hospital Corporation and Welch Allyn Protocol, Inc. filed an action for patent infringement against us in the United States District Court for the District of Massachusetts. In their complaint, the Plaintiffs allege that we have infringed and are infringing upon U.S. Patent No. 5,319,363 (“‘363 Patent”). The Plaintiffs further allege in their complaint that the infringing products include products and accessories marketed and/or sold by us under the Panorama®, Passport®, Passport 2® and Spectrum® trade names and also alleges that other products and accessories of ours may also infringe the ‘363 Patent. The complaint demands, among other things, a preliminary and permanent injunction against us, damages and attorneys fees. After discussion with us, the plaintiffs, The General Hospital Corporation and Welch Allyn Protocol, Inc., dismissed the case without prejudice.
Credit Arrangements
We had available unsecured lines of credit at March 31, 2008 totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period. At March 31, 2008, we had no outstanding borrowings. Of the total available, $25.0 million expires in October 2008 and $49.0 million expires in March 2009. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
12. Dividends and Stock Repurchase Program
Dividends
The Board of Directors declared the following dividends:

	Per Share
Declaration Date	Dividend	Type	Record Date	Payment Date
Fiscal 2008
February 27, 2008	$0.10	Regular	March 10, 2008	March 26, 2008

January 9, 2008	$0.10	Regular	January 22, 2008	February 8, 2008

September 21, 2007	$1.00	Special	October 1, 2007	October 15, 2007
	$0.10	Regular

Fiscal 2007
February 26, 2007	$0.10	Regular	March 7, 2007	April 2, 2007

December 13, 2006	$0.10	Regular	December 27, 2006	January 16, 2007

September 13, 2006	$1.00	Special	September 28, 2006	October 6, 2006
	$0.07	Regular

Stock Repurchases
In September 2006, the Board of Directors approved a stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at our discretion.
Repurchases of our common stock for the three and nine months ended March 31, 2008 and 2007 are shown below.

	Nine Months Ended		Three Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Shares of common stock repurchased	46	56	46	—

Cost of common stock repurchased	$1,860	$1,718	$1,860	$—

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Income Taxes
In the third quarter and first nine months of fiscal 2008, the consolidated effective tax rate for continuing operations was 21.2% and 32.9%, respectively, compared to 30.5% and 25.5%, respectively, in the third quarter and first nine months last year. The lower tax rate in the third quarter of fiscal 2008 compared to the same period last year was primarily attributable to favorable tax adjustments as a result of the expiration of federal and foreign statutes of limitations for fiscal 2004 and other tax benefits recognized due to the pending sale of the PM business.
The higher tax rate in the first nine months of fiscal 2008 compared to the same period last year was primarily attributable to the higher tax rate on the gain on sale of investment in the first quarter of fiscal 2008, expiration of the extraterritorial income exclusion on December 31, 2006 and a shift in the geographical mix of earnings to higher taxed jurisdictions.
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
The total amount of unrecognized tax benefits as of July 1, 2007 was $8.5 million, of which $4.7 million would impact our effective tax rate if recognized. In the third quarter of fiscal 2008, we recognized approximately $1.5 million of previously unrecognized tax benefits primarily due to the expiration of statutes of limitations. The recognition lowered our effective tax rates for the third quarter and first nine months of fiscal 2008. We estimate that approximately $0.1 million of the unrecognized tax benefits will be recognized within the next 12 months.
We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $0.8 million and $0.9 million accrued for interest and penalties as of July 1, 2007 and March 31, 2008, respectively.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Income Taxes (Continued)
Adoption of New Accounting Standard (Continued)
We operate within multiple taxing jurisdictions and are subject to routine corporate income tax audits in many of those jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions. Our U.S. income tax returns for fiscal 1998 and prior years have been audited by the Internal Revenue Service and are closed. The U.S. statutory period has expired for fiscal years through 2004, and is open for subsequent periods. Currently, our tax returns are being examined by the Internal Revenue Service for fiscal 2005 through 2007 and the State of New Jersey for fiscal 2002 through 2006. For the remaining states, our fiscal 2004 through 2007 tax returns remain open for examination by the tax authorities under a general four year statute of limitations. Our foreign tax returns generally remain open for examination from fiscal 2005 through 2007 under a general three year statute of limitations.
14. Special Items
In fiscal 2007, we recorded special items totaling $12.8 million. These items consisted of the following:
•	Interventional Products Division exit plan totaling $5.0 million

•	Severance, settlement and other termination benefits of $6.0 million for workforce reductions in the Patient Monitoring Division, the European sales organization, Corporate and Genisphere

•	Goodwill impairment charge of $2.3 million related to Genisphere

•	Inquiry expenses of $1.7 million related to the Audit Committee investigations of ethics line reports

•	Gain on sale of ProGuide assets totaling $2.2 million
During the first nine months of fiscal 2008, severance and settlement payments of $3.1 million and inquiry expenses of $0.1 million were paid reducing the remaining liability of $3.5 million at June 30, 2007 to $0.3 million at March 31, 2008. The remaining liability is included in accrued compensation in our condensed consolidated balance sheet and is expected to be fully utilized by the end of fiscal 2008.
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
Business Overview
Datascope Corp. is a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, and critical care. We have three product lines that are aggregated into two reportable segments, Cardiac Assist Products and Interventional / Vascular Products. We have aggregated our product lines into two segments based on similar manufacturing processes, economic characteristics, distribution channels, regulatory environments and customers. Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. The Cardiac Assist Products segment accounted for 80% of total sales in fiscal 2007 and 81% in the first nine months of fiscal 2008. Our products are sold worldwide by direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.
On March 10, 2008, we entered into a definitive agreement to sell our Patient Monitoring (“PM”) business to Mindray Medical International Limited (“Mindray”). The sale of the PM business allows us to focus our efforts on our high-margin, market-share leading cardiac assist business and our high-margin vascular graft and peripheral stent businesses. We will receive approximately $209 million in cash at the closing and will retain approximately $31 million of receivables generated by the PM business. Closing conditions have been satisfied and the transaction, which will be effective May 1, is expected to close by mid-May.
We estimate that upon the closing and the collection of the PM receivables that we will retain, the transaction will produce net cash proceeds of approximately $185 million after payments of taxes and transaction-related expenses. Our Board of Directors is reviewing the use of the proceeds received. The Board currently intends to return the proceeds to shareholders either through the repurchase of its common stock, special dividends, or a combination to be determined following the closing of the transaction.
Operating results of the PM business are reported as discontinued operations for all periods presented. Assets and liabilities included in the transaction with Mindray are shown as “held for sale” in the Consolidated Balance Sheet at March 31, 2008.
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
In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (“IP”) business. We have engaged an investment bank as financial advisor for the sale of our vascular closure devices, VasoSeal®, On-Site™ and X-Site®. We plan to seek the sale or independent distribution of our ProLumen® thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict that is being appealed (see Legal Proceedings below for a discussion of litigation related to ProLumen). In February 2007, we completed the sale of our ProGuide™ chronic dialysis catheter and the associated assets for $3.0 million in cash proceeds plus a royalty on future sales of the ProGuide catheter.
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
Our financial position continued strong at the end of March 2008. Cash and marketable investments were $63.0 million compared to $47.5 million at June 30, 2007.

Due to the pending sale of the PM business, which is classified as discontinued operations, the below Results of Operations relates to our continuing businesses, primarily Cardiac Assist and InterVascular.
Results of Operations
Net Sales
Net sales increased 6% to $61.3 million in the third quarter and 4% to $170.8 million in the first nine months of fiscal 2008 compared to the corresponding periods last year. Favorable foreign exchange translation, as a result of the weaker United States dollar relative to the Euro and the British Pound, increased sales by $1.4 million in the third quarter and $3.6 million in the first nine months of fiscal 2008.
Sales in the United States were $27.1 million and $75.3 million in the third quarter and first nine months of fiscal 2008, respectively, compared to $28.2 million and $83.2 million, respectively, for the corresponding periods last year with the decrease primarily attributable to lower sales in the Interventional / Vascular Products segment.
Sales in international markets increased 16% to $34.2 million in the third quarter and 18% to $95.5 million in the first nine months of fiscal 2008 compared to the corresponding periods last year, due to increases in all businesses except Interventional Products and favorable foreign exchange translation as noted above.
Sales of Cardiac Assist products in the third quarter of fiscal 2008 increased 6% to $49.2 million, primarily reflecting renewed significant sales growth of IABs in the United States (5%) coupled with continued growth in international demand for IABs (up 18%). Sales of IABs grew in all seven direct sales regions. As with the renewal of IAB sales growth in the European market, we believe that renewed IAB sales growth in the United States stems from a reorganized and expanded direct sales force that is focused on the clinical benefits of IAB use, and has led to increasing use in cardiac catheterization and open-heart surgical procedures. Sales calls for our Safeguard pressure-assist hemostasis device has also increased our presence in the cardiac catheterization lab and given our sales representatives additional opportunities to promote the use of IABs. Sales of the Safeguard device increased 11% over last year. Favorable foreign currency translation contributed $0.8 million to cardiac assist sales in the third quarter.
Sales in Japan also increased. The combination of Datascope K.K., our new subsidiary in Japan and our new distributor, USCI Holdings Ltd., has increased our market presence and will give us faster access to the Japanese market. Datascope Japan K.K. is responsible for import, product service, sales support and product surveillance of the IABP business. USCI Holdings Ltd., the Company’s new exclusive distributor, is responsible for sales distribution throughout Japan.
In the first nine months of fiscal 2008, sales of Cardiac Assist products increased 5% to $138.1 million compared to $131.7 million last year due to the same reasons noted above.
Sales of the Interventional / Vascular Products segment were $11.8 million in the third quarter of fiscal 2008 compared to $11.1 million last year and $31.7 million in the first nine months of fiscal 2008 compared to $31.6 million last year.

Sales of Interventional Products in the third quarter of fiscal 2008 were $1.2 million, down 45% from $2.2 million last year as a result of the exit plan announced in October 2006. Certain of our IP assets have been sold and we are in discussion to divest other IP assets. We plan to seek the sale or independent distribution of our ProLumen thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict in a pending appeal. Meanwhile, we continue to profitably service customer orders for certain of our vascular closure products. In the first nine months of fiscal 2008, sales of Interventional Products decreased 55% to $3.7 million compared to $8.3 million last year.
Sales of InterVascular products increased 19% year-over-year to $10.6 million due to the continued growth of peripheral vascular stent products and a 15% increase in vascular graft sales resulting from higher sales in certain international markets (22%), that more than offset lower shipments to our U.S. distributor (24%), that is currently implementing an inventory reduction plan. The reduction is expected to be completed in the first quarter of fiscal 2009. Favorable foreign currency translation contributed $0.6 million to InterVascular sales in the quarter.
In the first nine months of fiscal 2008, sales were $27.9 million, an increase of 20% compared to $23.3 million last year primarily due to the same reasons noted above.
Sales of Genisphere products were $0.3 million in the third quarter and $1.0 million in the first nine months of fiscal 2008 compared to $0.3 and $0.9 million, respectively, for the corresponding periods last year.
Gross Profit (Net Sales Less Cost of Sales)
Gross profit increased $3.3 million, or 9%, in the third quarter and $4.7 million, or 4%, in the first nine months of fiscal 2008, primarily as a result of increased sales of Cardiac Assist and InterVascular Products, as discussed above.
Gross margin was 65.8% for the third quarter and 65.1% for the first nine months of fiscal 2008 compared to 64.1% and 64.8%, respectively, for the corresponding periods last year. The higher gross margin in the third quarter and first nine months of fiscal 2008 compared to the same periods last year was principally due to a higher margin in the Cardiac Assist Products segment (2.7 points in the third quarter and 1.0 point in the first nine month period) resulting from a more favorable sales mix attributable to increased sales of higher margin IABs and Safeguard.
Research and Development Expense (R&D)
R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $6.0 million in the third quarter of fiscal 2008, equivalent to 9.8% of sales, compared to $5.5 million, or 9.6% of sales, for the same period last year. R&D expense was $16.9 million, equivalent to 9.9% of sales, in the first nine months of fiscal 2008 compared to $17.2 million, or 10.5% of sales, for the same period last year.

R&D expense for the Cardiac Assist Products segment was $3.0 million in the third quarter and $8.8 million in the first nine months of fiscal 2008 compared to $2.9 million and $9.3 million, respectively, in the corresponding periods last year. The increased R&D in the first nine months of fiscal 2008 compared to the same period last year was primarily due to regulatory costs incurred by our new wholly-owned subsidiary, Datascope Japan K.K. ($0.7 million).
R&D expense for the Interventional / Vascular Products segment was $1.6 million in the third quarter and $4.8 million in the first nine months of fiscal 2008 compared to $1.6 million and $5.6 million, respectively, in the corresponding periods last year. The decrease in R&D expense for the first nine months of fiscal 2008 compared to the same period last year was primarily a result of the IP exit plan ($1.6 million), partially offset by higher expenses in InterVascular primarily for product validation costs ($0.8 million).
The balance of consolidated R&D is in Corporate and Other and amounted to $1.4 million in the third quarter and $3.3 million in the first nine months of fiscal 2008 compared to $1.0 million and $2.3 million, respectively, in the corresponding periods last year. Corporate and Other R&D includes corporate design, technology, regulatory and Genisphere R&D expenses.
Selling, General & Administrative Expense (SG&A)
Total SG&A expense were $23.7 million, or 38.7% of sales, in the third quarter of fiscal 2008 compared to $22.7 million, or 39.2% of sales, last year. In the first nine months of fiscal 2008, SG&A expense increased 1% to $69.5 million, or 40.7% of sales, compared to $69.1 million, or 42.1% of sales, for the same period last year.
SG&A expense for the Cardiac Assist Products segment increased $1.7 million, or 10%, to $18.9 million in the third quarter of fiscal 2008, primarily attributable to Datascope Japan K.K. expenses ($0.9 million) and unfavorable foreign currency translation ($0.4 million). In the first nine months of fiscal 2008, SG&A expense increased $5.8 million, or 12%, to $55.5 million due to higher allocated corporate G&A charges ($3.5 million), Datascope Japan K.K. expenses ($1.0 million) and unfavorable foreign currency translation ($1.0 million). As a percentage of segment sales, SG&A expenses were 38.4% in the third quarter and 40.2% in the first nine months of fiscal 2008 compared to 37.2% and 37.7%, respectively, in the corresponding periods last year.
SG&A expense for the Interventional / Vascular Products segment decreased $0.7 million, or 11%, to $5.5 million in the third quarter of fiscal 2008, primarily attributable to the cost savings from the IP exit plan ($0.4 million). In the first nine months of fiscal 2008, SG&A expense decreased $4.3 million, or 21%, to $16.3 million due primarily to the same reason noted above. As a percentage of segment sales, SG&A expenses were 47.1% in the third quarter and 51.5% in the first nine months of fiscal 2008 compared to 55.4% and 65.0%, respectively, in the corresponding periods last year.
Segment SG&A expense includes allocated corporate G&A charges.

Interest Income
Interest income of $0.6 million in the third quarter of fiscal 2008 was unchanged compared to the same period last year. Interest income was $1.7 million in the first nine months of fiscal 2008 compared to $1.9 million last year with the decrease primarily attributable to a lower average portfolio balance ($43.0 million vs. $53.3 million) and a decrease in the interest rate yield to 4.2% from 4.6%.
Other, Net
Other, net increased $0.4 million in both the third quarter and first nine months of fiscal 2008 compared to the same periods last year attributable primarily to higher foreign exchange gains.
Gain on Sale of Investment
We had a preferred stock investment of $5.0 million in Masimo Corporation, a supplier to the Patient Monitoring business. On August 13, 2007, Masimo completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million in the first quarter of fiscal 2008.
Income Taxes
In the third quarter and first nine months of fiscal 2008, the consolidated effective tax rate for continuing operations was 21.2% and 32.9%, respectively, compared to 30.5% and 25.5%, respectively, in the third quarter and first nine months last year. The lower tax rate in the third quarter of fiscal 2008 compared to the same period last year was primarily attributable to favorable tax adjustments as a result of the expiration of federal and foreign statutes of limitations for fiscal 2004 and other tax benefits recognized due to the pending sale of the PM business.
The higher tax rate in the first nine months of fiscal 2008 compared to the same period last year was primarily attributable to the higher tax rate on the gain on sale of investment in the first quarter of fiscal 2008, expiration of the extraterritorial income exclusion on December 31, 2006 and a shift in the geographical mix of earnings to higher taxed jurisdictions. Our effective tax rate could be impacted by changes in the geographic mix of our earnings.
Net Earnings from Continuing Operations
Net earnings from continuing operations were $9.0 million, or $0.58 per diluted share, in the third quarter of fiscal 2008 compared to $7.0 million, or $0.45 per diluted share, last year. Higher earnings in the third quarter of fiscal 2008 were primarily attributable to increased earnings in the Cardiac Assist Products segment ($1.4 million) due to a higher gross margin ($3.1 million) from higher sales and the lower consolidated effective tax rate as discussed above.

Net earnings from continuing operations were $26.5 million, or $1.71 per diluted share, in the first nine months of fiscal 2008 compared to $13.1 million, or $0.85 per diluted share, last year. Higher earnings in the first nine months of fiscal 2008 were primarily attributable to the higher after-tax gain on sale of investment this year ($6.5 million), increased earnings in the Cardiac Assist Products segment ($1.2 million) due to a higher gross margin ($5.6 million) from higher sales and increased earnings in the Interventional / Vascular Products segment ($7.4 million) as a result of the cost reductions implemented last year, partially offset by the higher consolidated effective tax rate on continuing operations as discussed above.
Net Earnings from Discontinued Operations
Net earnings from discontinued operations of the Patient Monitoring business were negligible in the third quarter of fiscal 2008 compared to $0.9 million in the same period last year. Net earnings from discontinued operations were $1.5 million in the first nine months of fiscal 2008 compared to $2.7 million last year.
Net Earnings
Net earnings were $9.1 million, or $0.58 per diluted share, in the third quarter of fiscal 2008 compared to $7.9 million, or $0.51 per diluted share, last year. Higher earnings in the third quarter of fiscal 2008 were primarily attributable to increased earnings in the Cardiac Assist Products segment ($1.4 million) due to a higher gross margin ($3.1 million) from higher sales and the lower consolidated effective tax rate on continuing operations as discussed above.
Net earnings were $28.0 million, or $1.80 per diluted share, in the first nine months of fiscal 2008 compared to $15.7 million, or $1.02 per diluted share, for the same period last year. Higher earnings in the first nine months of fiscal 2008 were primarily attributable to the higher after-tax gain on sale of investment this year ($6.5 million), increased earnings in the Cardiac Assist Products segment ($1.2 million) due to a higher gross margin ($5.6 million) from higher sales and increased earnings in the Interventional / Vascular Products segment ($7.4 million) as a result of the cost reductions implemented last year, partially offset by the higher consolidated effective tax rate on continuing operations as discussed above.
Liquidity and Capital Resources
We consider our cash and cash equivalents, short-term investments and our available unsecured lines of credit to be our principal sources of liquidity.
Cash and cash equivalents and short-term investments at March 31, 2008 were $38.7 million compared to $39.4 million at June 30, 2007. Long-term investments were $24.3 million at March 31, 2007 compared to $14.3 million at June 30, 2007. Working capital was $152.4 million compared to $147.3 million at the end of fiscal 2007 and the current ratio was 3.4:1 compared to 3.5:1 at June 30, 2007.
The increase in working capital was primarily due to an increase in inventories for the continuing operations ($4.4 million) and prepaid expenses and other current assets ($3.6 million), offset by an increase in income taxes payable ($3.1 million). The lower current ratio was primarily attributable to the increase in income taxes payable.

The increase in inventories was primarily attributable to increased cardiac assist inventory for the EVH product and build-up for the new Sensation™ 7.0 Fr. Balloon and increased vascular grafts inventory. The increase in prepaid expenses and other current assets was attributable to a higher receivable for stock option proceeds due from our broker ($1.8 million) and purchase advances for InterVascular ($1.0 million). The increase in income taxes payable was primarily attributable to the higher earnings in the first nine months of fiscal 2008 compared to the same period last year.
In the first nine months of fiscal 2008, we provided $25.5 million of net cash from operating activities compared to $20.4 million last year with the increase primarily attributable to increased earnings and an increase in income taxes payable ($5.1 million).
We used $4.4 million of net cash from investing activities in the first nine months of fiscal 2008. Net sales and maturities of investments yielded $65.5 million. These proceeds were spent on $58.7 million of investment purchases, $5.5 million of capital expenditures and technology and $5.7 million of capitalized software.
We used $16.1 million of net cash from financing activities in the first nine months of fiscal 2008. We paid $21.6 million in dividends, comprising three quarterly dividend payments of $0.10 per share and a special dividend of $1.00 per share, partially funded by $7.1 million of proceeds from the exercise of stock options.
At March 31, 2008, we had available unsecured lines of credit totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period. Of the total available, $25 million expires in October 2008 and $49.0 million expires in March 2009. These lines of credit are renewable annually at the option of the banks, and we plan to seek renewal. We also have $25.5 million in credit lines with no expiration date. We have approximately $1.0 million in letters of credit outstanding as security for inventory purchases from an overseas vendor.
During the first nine months of fiscal 2008, we repurchased 46 thousand shares of our stock at a cost of $1.9 million. We have a remaining balance of $1.1 million available under the stock repurchase program authorized by the Board of Directors on May 16, 2001.
On September 12, 2006, the Board of Directors approved an additional stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market or in privately negotiated transactions, and may be discontinued at any time at our discretion.
On February 27, 2008, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share, paid on March 26, 2008 to stockholders of record as of March 10, 2008.
We believe that our existing cash and investment balances, future cash generated from operations, existing credit facilities and proceeds from the sale of the PM business will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current United States and European inflation has not significantly affected us.

Information Concerning Forward Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these risks cannot be predicted or quantified and are at least partly outside our control. Additional risks include the Company’s dependence on certain unaffiliated suppliers (including single source manufacturers) for cardiac assist and interventional products, change in demand for the Company’s products, rapid and significant changes that generally characterize the medical device industry and the ability to continue to respond to such changes and the uncertain timing of regulatory approvals, as well as other risks detailed in documents filed by Datascope with the Securities and Exchange Commission.
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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007 (effective for our fiscal year 2009 beginning July 1, 2008). The FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the provisions of SFAS 157 relating to nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (our fiscal year 2010 beginning July 1, 2009). SFAS 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.
In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which is effective for fiscal years that begin after December 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Supplemental Benefits Plan for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a collateral assignment split-dollar agreement among Mr. Saper, the Company and a trust for the benefit of Mr. Saper’s family. The present value of the premium reimbursement pursuant to the split-dollar agreement at March 31, 2008 is approximately $3.4 million. Upon adoption, we will record a liability and a cumulative effect adjustment to retained earnings for the present value of the premium reimbursement at the date of adoption.
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
None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the nine-month periods ended March 31, 2008 and 2007.
As of March 31, 2008, we had a notional amount of $22.7 million of foreign exchange forward contracts outstanding, denominated in Euros and British pounds. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.

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
During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As noted in our Form 10-K for the fiscal year ended June 30, 2007, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that our ProLumen Rotational Thrombectomy System infringes the claims of their U.S. patents 5,766,191 and 6,824,551. We have filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming our ProLumen device infringes the claims of this patent. The parties had agreed that this matter should be consolidated with the first case and the consolidation has taken place. A jury trial took place in late June 2007 resulting in a finding that the ProLumen product infringed the three patents, a finding that we owed a $690 thousand royalty to the plaintiffs and the issuance of an injunction precluding us from further selling the ProLumen product. We filed a Notice of Appeal regarding the lower court’s decision and subsequently filed an Appellate Brief on October 12, 2007. The appellees filed a Response Brief in November 2007. Oral argument took place on April 9, 2008 and we are awaiting the decision. We believe we will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.
On December 6, 2007, The General Hospital Corporation and Welch Allyn Protocol, Inc. filed an action for patent infringement against the Company in the United States District Court for the District of Massachusetts. In their complaint, the Plaintiffs allege that the Company has infringed and is infringing upon U.S. Patent No. 5,319,363 (“‘363 Patent”). The Plaintiffs further allege in their complaint that the infringing products include products and accessories marketed and/or sold by the Company under its Panorama, Passport, Passport 2 and Spectrum trade names and also alleges that other products and accessories of the Company may also infringe the ‘363 Patent. The complaint demands, among other things, a preliminary and permanent injunction against the Company, damages and attorneys fees. After discussion with the Company, the plaintiffs, The General Hospital Corporation and Welch Allyn Protocol, Inc., dismissed the case without prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on repurchases by the Company of its common stock during the third quarter of fiscal year 2008.

				Total Value of Shares
	Total		Total Number of	that May Yet Be
	Number of	Average	Shares Purchased as	Purchased Under the
	Shares	Price	a Part of Publicly	Programs
Fiscal Period	Purchased	Per Share	Announced Programs	($000’s)
01/01/08 - 01/31/08	—	$—	—	$42,963
02/01/08 - 02/29/08	—	—	—	$42,963
03/01/08 - 03/31/08	46,600	$39.914	46,600	$41,103

Total third quarter	46,600	$39.914	46,600	$41,103

The current stock repurchase programs were announced on May 16, 2001 and September 12, 2006. Approval was granted for up to $40 million in repurchases for each program and there are no expiration dates on the current programs.
Item 6. Exhibits
10.1	Asset Purchase Agreement dated March 10, 2008 by and between Datascope Corp. and Mindray Medical International Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2008 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Regarding Facts and Circumstances Relating to Quarterly Reports

31.2	Certification of Principal Financial Officer Regarding Facts and Circumstances Relating to Quarterly Reports

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: May 12, 2008