Form 10-K
period 2008-06-30
DATASCOPE CORP
filed 2008-09-15
CIK 27096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2007 was approximately $472 million. As of August 29, 2008, there were 15,868,002 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2008 pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated by reference in Items 10 through 14 of Part III of this Form 10-K.

DATASCOPE CORP.
FORM 10-K

i

PART I
     This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K and include statements regarding our intent, belief or current expectations that relate to, among other things, trends affecting our financial condition or results of operations and our business and strategies. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Forward-looking statements speak only as of the date the statement is made. Readers are cautioned that these forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including competitive factors, changes in government regulation and our ability to introduce new products. The accompanying information contained in this Annual Report on Form 10-K, including, without limitation, the information set forth below under Item 1 regarding the description of our business, under Item 1A, Risk Factors and under Item 7 concerning “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies additional important factors that could cause these differences. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in this Annual Report on Form 10-K will not be realized. All subsequent written and oral forward-looking statements attributable to us or persons acting for or on our behalf are expressly qualified in their entirety by this section.
Item 1. Business
Overview
     Datascope Corp. is a global leader of intra-aortic balloon counterpulsation and a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, and critical care. Our products are sold throughout the world through direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan. Founded in 1964, we are headquartered in Montvale, New Jersey.
     We have two reportable segments, Cardiac Assist Products and Vascular Products. The Cardiac Assist Products segment accounted for 82% of total sales in fiscal 2008. The Cardiac Assist Products segment sells intra-aortic balloon pumps and catheters, endoscopic vessel harvesting products and the Safeguard™ assisted pressure device. Our intra-aortic balloon pump system is used in the treatment of cardiac shock, acute heart failure, irregular heart rhythms, and for cardiac support in open-heart surgery, coronary angioplasty, and stenting. The balloon catheter serves as the pumping device within the patient’s aorta. The Vascular Products segment sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery, peripheral vascular stent products and stent grafts. The peripheral vascular products are used by vascular surgeons and interventional radiologists for the treatment of peripheral aterial disease. Operating data for each segment for the last three fiscal years is set forth in Note 11 to the Consolidated Financial Statements.

     Effective May 1, 2008, we sold our Patient Monitoring (“PM”) business to Mindray Medical International Limited. The sale of the PM business allows us to focus our efforts on our high-margin, market-share leading Cardiac Assist Products and our high-margin Vascular Products segment. We received approximately $209 million in cash at the closing and retained approximately $30 million of receivables generated by the PM business.
     In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (“IP”) business. On August 6, 2008, we completed the sale of assets related to the VasoSeal, On-Site, and X-Site vascular closure devices, and our collagen operations, to St. Jude Medical, Inc. for $21.0 million in cash at closing and $3.0 million to be paid upon the expiration of an 18 month indemnification period. We plan to seek the sale or independent distribution of our ProLumentm thrombectomy device for the interventional radiology market; although these plans are subject to the reversal of a verdict that is being appealed (see Item 3. Legal Proceedings for a discussion of litigation relating to ProLumen). In February 2007, we completed the sale of our ProGuidetm chronic dialysis catheter and the associated assets for $3.0 million plus a royalty on future sales of the ProGuide catheter.
     Operating results of the PM and IP businesses are reported as discontinued operations for all periods presented.
     On September 15, 2008 we reached an agreement in principle to sell the Company for $53.00 per share in cash. The agreement is expected to contain customary representations, warranties and conditions to closing. If and when the agreement is executed, we intend to file a current report on Form 8-K describing the transaction and attaching the agreement as an exhibit.
     In June 2008, we exercised our option to acquire the Peripheral Vascular Stent business of the Sorin Group of Milan. The acquisition follows our successful experience as exclusive distributor of the Sorin peripheral stent product line in Europe, during which sales have grown rapidly since the product launch in January 2007. With the acquisition, we now gain the opportunity to market the product line throughout the world. We estimate the worldwide market at $800 million annually, of which $500 million is in the United States, $200 million is in Europe, and $40 million is in Japan.
     Sorin’s innovative vascular peripheral products are used by vascular surgeons and interventional radiologists for the treatment of peripheral arterial disease. Unlike competitive bare metal stents, the Sorin stents incorporate CarbofilmTM Technology, which has long been a standard for treating the surface of mechanical heart valves. As part of the acquisition, we also received exclusive, worldwide rights to use the CarbofilmTM1 technology and other intellectual property within the endovascular field of use. The product line includes balloon-expandable and self-expanding stent systems, as well as balloon systems for use in Percutaneous Transluminal Angioplasty (“PTA”). The worldwide market today for peripheral stents and PTA is expected to grow to more than $1 billion by 2012 due to an increase in diagnostic procedures, the demographics of the aging population and the higher incidence of diabetes, high blood pressure, obesity and hypercholesterolemia — all leading causes of peripheral vascular disease.

[1]	Carbofilm is a pending trademark of Sorin Biomedica Cardio.

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
     At the end of December 2007, Datascope Japan K.K., a wholly-owned subsidiary of Datascope Corp., began management of our Intra-Aortic Balloon Pump (“IABP”) business in Japan. Datascope Japan K.K. is responsible for import, product service, sales support and product surveillance of the IABP business. USCI Holdings Ltd., our new exclusive distributor, is responsible for sales distribution throughout Japan.
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
     We have adopted a written Corporate Business Conduct Policy (including Code of Ethics) that applies to all our employees. The Corporate Business Conduct Policy is posted on our website under the “Corporate Governance” caption. We intend to disclose any amendments to, or waivers from, the Corporate Business Conduct Policy on our website. In addition, the Company’s audit committee charter, compensation committee charter and nominations and corporate governance committee charter are also posted on the Company’s website. A copy of any of these documents is available, free of charge, upon written request sent to Datascope Corp., 14 Philips Parkway, Montvale, New Jersey 07645, Attention: Secretary.
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
     French (Fr.), or French Scale, a system used to indicate the outer diameter of catheters. Each unit is approximately 1/3 millimeter.
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
Reportable Segments
     The following table shows the percentage of sales by segment as a percentage of total sales for the last three years:

	Fiscal Year Ended June 30,
	2008	2007	2006
Cardiac Assist	82%	83%	83%
Vascular Products	17%	16%	16%
     Below is a more detailed description of our major product lines:
Cardiac Assist
     We are a leader and pioneer in intra-aortic balloon (IAB) counterpulsation therapy which is used to support and stabilize heart function. This therapy increases the heart’s output and the supply of oxygen-rich blood to the heart’s coronary arteries while reducing the heart muscle’s workload and its oxygen demand.
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
     Intra-Aortic Balloon Pumps (IABPs)
     CS300™
     The CS300 balloon pump, our next generation balloon pump, was introduced in the third quarter of fiscal 2007. The CS300 is a fully automatic pump with all the features of Datascope’s CS100® balloon pump. The CS300 balloon pump teams up with the new Sensation™ 7 Fr. fiber-optic balloon catheter to provide higher fidelity blood pressure monitoring while eliminating the need for an additional invasive arterial pressure catheter as required by conventional balloon pump systems. The CS300 features rapid start-up with a single push button to allow faster initiation to therapy, a valuable feature in cardiac emergencies.
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
     In June 2004, we introduced the first and only needle-free securement device for IAB catheters, the StatLock®2, which secures the IAB catheter to the patient without the danger of accidental needlesticks or suture wound complications. We estimate that more than 25% of our U.S. customers are utilizing this device.

[2]	StatLock is a registered trademark of Venetec International, Inc.

     Clinical Support
     We provide the following clinical and educational services to our customers:
•	Telemedicine via our PC-IABP products which offers remote pump monitoring, allowing the healthcare provider continuous access and instantaneous troubleshooting from highly trained technicians.

•	24 hour, 7 day clinical support.

•	On-site training and education for all personnel involved with patient care; more than 30,000 clinicians are trained by our clinical staff annually.

•	Comprehensive educational materials for hospital staff, patient and family.

•	Consultative services to help hospitals maximize the goals of counterpulsation therapy within the hospital network.

•	The Benchmark® Registry — a comprehensive registry database to assist hospitals worldwide in tracking and comparing outcomes of counterpulsation therapy administered to their patients. This enables our customers to demonstrate and measure the clinical benefits of the therapy. We believe that we are the only supplier offering a comprehensive, centralized repository of global IABP information.
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
     Markets, Sales and Competition. Our counterpulsation products are sold primarily to major hospitals with open-heart surgery and balloon angioplasty facilities and community hospitals with cardiac catheterization laboratories. These products have been sold, to a growing degree, to the broader range of community hospitals, where counterpulsation therapy is used for temporary support to the patient’s heart prior to transport to a major hospital center where definitive procedures, such as balloon angioplasty or open-heart surgery, can be conducted. Our main competitor for counterpulsation products is Teleflex Incorporated.
     Our EVH products are sold to hospitals performing coronary artery bypass grafting procedures. This user base is consistent with our counterpulsation user base and our existing direct sales force handles both product lines. Clinical support and training for our EVH products is provided by our team of Procedural Specialists who support our sales activities. Our main competitor for EVH products is Maquet.
     Manual Compression Assist Product
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
Vascular Products
     Our InterVascular, Inc. subsidiary designs, manufactures and distributes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery. Vascular grafts are used to replace or bypass diseased arteries. In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan. As part of that agreement, we received a call option to acquire Sorin’s worldwide peripheral vascular stent business within two years. In June 2008, we exercised our option to purchase Sorin’s peripheral vascular stent business. With the acquisition, we now gain the opportunity to market the product line throughout the world. The product line includes balloon-expandable and self-expanding stent systems to treat stenosis in iliac, femoral, renal and infrapopliteal arteries, as well as expandable balloons for use in PTA.
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
     InterFlow UltraThin is an innovative ePTFE vascular graft designed for peripheral vascular reconstruction. The unique Multiporous Matrix supports tissue attachment, ensuring hemocompatibility and biocompatibility.
     Vascular Stent Products
     Our stent products and their significant features are as follows:
     Peripheral Stents
     The Sorin stent systems are coated with unique Carbofilm Technology, with biocompatible and hemocompatible characteristics, that are clinically proven and provide exclusive antithrombogenic properties.
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
     Significant Developments
     In the last few years, we have expanded our line of vascular graft and stent products and achieved the following regulatory and marketing milestones:
•	In June 2008, we exercised our option to acquire the Peripheral Vascular Stent business of the Sorin Group of Milan.

•	In January 2007, we purchased a five-year license from the Sorin Group of Milan, Italy, for exclusive worldwide distribution rights to Sorin’s peripheral vascular stent products, excluding the United States and Japan.

•	InterGard Thoracic Aortic Root Graft was introduced in Europe in May 2006.

•	Effective February 2006, InterVascular became the exclusive distributor of Vascular Innovations Stent Grafts (AUF and Extender Cuff), in all worldwide markets exclusive of Japan and the United States.

•	HemaPatch Silver was introduced in Europe in March 2004.

•	HemaCarotid Patch Heparin was introduced in Europe in March 2004.

•	Interflow
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
Research and Development (R&D)
     We invested approximately $21.1 million or 9.1% of sales in fiscal 2008, $19.9 million or 9.3% of sales in fiscal 2007 and $19.1 million or 9.7% of sales in fiscal 2006 on research and development of new products and improvement of our existing products. We have established relationships with several teaching hospitals for the purpose of clinically evaluating our new products. We also have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.
Marketing
     Our products are sold primarily through direct sales representatives in the United States and a combination of direct sales representatives and independent distributors in international markets. Our largest geographic markets are the United States, Europe and Japan. Our worldwide direct sales organization employs approximately 254 people and consists of sales representatives, sales managers, clinical education specialists and sales support personnel. We have a worldwide clinical education staff, most of whom are critical care and catheterization lab nurses. They conduct seminars and provide in-service training to nurses and physicians. No customer accounted for more than 10% of our total sales in fiscal 2008, 2007 and 2006. Our primary customers include physicians, hospitals and other medical institutions.
     We provide service and equipment maintenance to purchasers of our products under warranty. After the warranty expires, we provide service and maintenance on an out of warranty and contract basis. We employ service representatives in the United States, Europe and Japan and maintain service facilities in the United States, the Netherlands, France, Germany, Belgium, the United Kingdom and Japan. We conduct regional service seminars throughout the United States for our customers and their biomedical engineers and service technicians.
     International sales as a percentage of our total sales were 57% in fiscal 2008, 52% in fiscal 2007 and 51% in fiscal 2006. We have subsidiaries in the United Kingdom, France, Germany, Italy, Spain, Belgium, the Netherlands and Japan. Because a portion of our international sales are made in foreign currencies, we bear the risk of adverse changes in exchange rates for such sales. Please see Notes 1, 2 and 11 to the Consolidated Financial Statements for additional information with respect to our international operations and foreign currency exposures.

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
Seasonality
     Typically, our net sales are higher in the third and fourth quarters than the first and second quarters. Lower net sales in the first quarter result from fewer hospital procedures during the summer months. Lower net sales in the second quarter result from holidays in the United States and other markets. Independent distributors may randomly place large orders that can distort the net sales pattern just described. In addition, new product introductions, regulatory approvals and product recalls can impact the typical sales patterns.
Suppliers
     Our products are made of components which we manufacture or which we purchase from existing and alternate sources of supply. Some of our products are manufactured through agreements with unaffiliated companies. We purchase certain components from single or preferred sources of supply. Our use of single or preferred sources of supply increases our exposure to price increases and production delays.
Intellectual Property
     Intellectual property rights are important to our business. We own approximately 120 United States and foreign patents and have approximately 50 pending patent applications. We also rely upon trade secrets, manufacturing know-how, and licensing opportunities to maintain and advance our competitive position. Our policy is to file patent applications in the United States and foreign countries where rights are available and where we believe it is commercially advantageous to do so. We hold a number of United States and foreign patents. In addition, we also have filed a number of patent applications that are currently pending.
Employees
     At the end of fiscal 2008, we had approximately 765 employees worldwide. We believe that our employee relations are satisfactory.
Orders Backlog
     At June 30, 2008, we had a total backlog of unshipped customer orders of $2.3 million. Substantially all of the backlog will be delivered in fiscal 2009. The total backlog at June 30, 2007 was $2.1 million. The increase in the backlog at June 30, 2008 compared to the same period last year was primarily due to increased orders.

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
     Our future growth is dependent upon our ability to market our products effectively in a strong competitive environment and respond to rapidly changing technology and alternative products/treatments. The medical device market is intensely competitive and we encounter significant competition from various medical device companies in each market in which our products are sold. Our competitors range from small start-up companies to companies which are larger than we are and have significantly greater resources and broader product offerings. We expect competition will continue to intensify as the medical device industry consolidates and new competitors, products and treatments are brought into the market. In addition, we face competition from alternative therapies primarily in our Cardiac Assist and Vascular Products businesses.
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
     As part of our strategy to develop and identify new products and technologies, we have made acquisitions and investments in recent years, including our acquisition of the Sorin Peripheral Vascular Stent business in June 2008 and the ClearGlide EVH product in January 2006.

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
     Our products are currently marketed around the world, with our largest geographic markets outside of the United States being Europe and Japan. Our continuing operations in countries outside the United States accounted for approximately 57% of our sales in fiscal 2008. We intend to continue to pursue growth opportunities in international markets which subjects us to risks generally associated with international operations, such as: unexpected changes in regulatory requirements; tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; differing labor regulations; longer payment cycles; problems in collecting accounts receivable; risks arising from a specific country’s or region’s political or economic conditions, including the possibility of terrorist actions; fluctuations in currency exchange rates; foreign exchange controls that restrict or prohibit repatriation of funds; export and import restrictions or prohibitions; delays from customs brokers or government agencies; changes in foreign medical reimbursement policies and programs; differing protection of intellectual property; and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws. Any one or more of these risks could materially adversely impact the success of our international operations.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     The following table contains information concerning our significant real property that we own or lease:

Ownership or
	General Character	Expiration
Location	and Use of Property	Date of Lease

Fairfield, New Jersey	75,000 sq. feet, used for Cardiac Assist Products headquarters, manufacturing and R&D of intra-aortic balloons, R&D of endoscopic vessel harvesting products and Safeguard.	Owned

Hatfield, Pennsylvania	15,000 sq. feet, used for Genisphere manufacturing, distribution, R&D and warehousing.	Leased (until 6/30/11)

La Ciotat, France	30,000 sq. feet, used by InterVascular for manufacturing, R&D and warehousing of vascular grafts, and administrative offices.	Owned

Mahwah, New Jersey	90,000 sq. feet, used for warehousing, packaging, distribution and service offices of Cardiac Assist Products, and offices for IT and customer service.	Owned

Montvale, New Jersey	38,000 sq. feet, used for corporate headquarters	Owned
     We also lease office space in England, France, Italy, Belgium, Germany and Japan We believe that our facilities and equipment are in good working condition and are adequate for our needs.
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
     The Public Prosecutor’s Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. The investigation concerns marketing practices prior to February 2003 under which benefits were provided to customers of the subsidiary. We cooperated with the police portion of the investigation that has now been concluded with the filing of a report of the findings with the prosecutor’s office in April 2007. The prosecutor is now reviewing the report to determine how he will proceed. We cannot predict at this time what the outcome of the prosecutor’s review will be, although, we do not believe that it will have a material adverse effect on our business or consolidated financial statements.
     On March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that our ProLumen Rotational Thrombectomy System infringes one or more claims of their U.S. patents 5,766,191 and 6,824,551. We have filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming our ProLumen device infringes one or more claims of this patent.

The parties have agreed that this matter should be consolidated with the first case and the consolidation has taken place. A jury trial took place in late June 2007 that resulted in a finding that the ProLumen product infringed one or more claims of each of the three patents, that we owed approximately $690,000 in damages to the plaintiffs and an injunction was issued precluding us from further selling the ProLumen product. We filed a Notice of Appeal regarding the lower court’s decision. The appeal has been briefed and was argued before the United States Court of Appeals for the Federal Circuit on April 8, 2008 and we are awaiting a decision. We believe we will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 4A. Executive Officers of the Company
     The following table sets forth the names, ages, positions and offices of our executive officers:

Name	Age	Positions and Offices Presently Held

Lawrence Saper	80	Chairman of the Board and Chief Executive Officer
Antonino Laudani	49	Vice President and Chief Operating Officer
Henry M. Scaramelli	55	Vice President, Finance and Chief Financial Officer
Fred Adelman	55	Vice President, Chief Accounting Officer and Treasurer
Nicholas E. Barker	50	Vice President, Corporate Design
Robert O. Cathcart	48	Vice President; President, Interventional Products Division
Timothy J. Krauskopf	47	Vice President, Regulatory and Clinical Affairs
Boris Leschinsky	43	Vice President, Technology

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock is traded over-the-counter and is listed on the NASDAQ Global Select Market (NASDAQ). Our NASDAQ symbol is DSCP. The following table sets forth, for each quarter period during the last two fiscal years, the high and low sale prices as reported by NASDAQ and the quarterly dividends per share declared by us.

Fiscal Year	High	Low	Dividends
2007
First Quarter	$35.83	$29.23	$1.07	(a)
Second Quarter	37.23	32.49	0.10
Third Quarter	37.98	33.85	0.10
Fourth Quarter	39.06	34.98	0.10

2008
First Quarter	$39.34	$29.29	$0.10
Second Quarter	40.00	32.58	1.20	(b)
Third Quarter	41.70	31.75	—
Fourth Quarter	48.75	36.86	0.10

(a)	In fiscal 2007, we declared a special dividend of $1.00 per share, or $15.3 million, which was paid on October 6, 2006 to holders of record on September 28, 2006.

(b)	In fiscal 2008, we declared a special dividend of $1.00 per share, or $15.4 million, paid on October 15, 2007 to stockholders of record as of October 1, 2007
     As of August 29, 2008, there were approximately 475 holders of record of our common stock.

Performance Graph
     The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Health Care Equipment Index for the five year period commencing July 1, 2003 and each subsequent June 30 through June 30, 2008. The graph assumes that the value of the investment in Common Stock was $100 on July 1, 2003 and that all dividends were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Dividend Policy
     On December 7, 1999, the Board of Directors inaugurated quarterly cash dividends. Our dividend policy is reviewed periodically.
Recent Sales of Unregistered Securities
     None.

Issuer Purchases of Equity Securities
     The following table sets forth information on repurchases by us of our common stock during the fourth quarter of the fiscal year ended June 30, 2008.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Programs
Fiscal Period	Purchased	Per Share	Programs	($ 000’s)
4/01/08 — 4/30/08	—	$—	—	$41,103
5/01/08 — 5/31/08	—	—	—	$41,103
6/01/08 — 6/30/08	—	—	—	$41,103

Total Fourth Quarter	—	$—	—	$41,103

     The current stock repurchase programs were announced on May 16, 2001 and September 15, 2006. Approval was granted for up to $40 million in repurchases for each program and there are no expiration dates on the current programs.

Item 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for Datascope as of the dates and for the periods indicated. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto on pages F-1 to F-43.
Earnings Statement Data:
(In thousands, except per share data)

	Year Ended June 30,
	2008	2007	2006	2005	2004

Net sales	$230,915	$212,991	$196,516	$179,266	$164,390
Cost of sales	80,013	74,148	68,320	59,176	55,387

Gross profit	150,902	138,843	128,196	120,090	109,003

Research and development expenses	21,079	19,901	19,129	20,330	17,463
Selling, general and administrative expenses	92,617	87,424	81,152	78,509	75,012
Other items (a)	—	8,737	—	6,954	—

	113,696	116,062	100,281	105,793	92,475

Operating earnings	37,206	22,781	27,915	14,297	16,528
Other (income) expense:
Interest income	(2,698)	(2,479)	(2,225)	(2,228)	(1,822)
Interest expense	84	36	228	221	25
Dividend income (b)	—	(196)	(4,523)	—	—
Gain on sale of investments (c)	(13,173)	(1,273)	—	—	—
Other, net	1,727	737	1,414	513	423

	(14,060)	(3,175)	(5,106)	(1,494)	(1,374)

Earnings from continuing operations before income taxes	51,266	25,956	33,021	15,791	17,902
Income taxes	17,488	7,662	8,289	3,804	4,745

Net earnings from continuing operations	33,778	18,294	24,732	11,987	13,157
Net (loss) earnings from discontinued operations (d)	(3,544)	(829)	1,111	2,659	10,751
Net gain on sale of discontinued operations (e)	76,672	—	—	—	—

Net earnings	$106,906	$17,465	$25,843	$14,646	$23,908

Net earnings per share, basic:
Continuing operations	$2.19	$1.20	$1.65	$0.81	$0.89
Net earnings	$6.92	$1.15	$1.73	$0.99	$1.62

Net earnings per share, diluted:
Continuing operations	$2.16	$1.19	$1.62	$0.79	$0.87
Net earnings	$6.85	$1.14	$1.69	$0.97	$1.58

Weighted average number of common shares outstanding
Basic	15,441	15,244	14,974	14,795	14,782
Diluted	15,617	15,387	15,296	15,124	15,121

Cash dividends declared per common share	$1.40	$1.37	$1.28	$2.28	$0.35
Balance Sheet Data:
(In thousands)

	As of June 30,
	2008	2007	2006	2005	2004

Total assets	$523,738	$376,156	$375,680	$357,082	$368,335
Working capital	279,201	147,318	157,547	128,960	119,868
Stockholders’ equity	405,550	293,087	293,738	265,865	292,570
Cash dividends declared (f)	21,662	20,883	19,112	33,765	5,177

(a)	Other items include: special charges of $8.7 million in fiscal 2007 comprised of: $4.7 million for the workforce reductions in Genisphere, Corporate and the European sales organization, Genisphere goodwill impairment of $2.3 million and ethics line inquiry expenses of $1.7 million and special charges in fiscal 2005 related to write-downs of investments in two medical technology companies, discontinued development projects and severance charges.

(b)	Dividend income in fiscal 2007 and 2006 was related to a special dividend from a preferred stock investment.

(c)	Gain on sale of investments related to sale of the Masimo investment in fiscal 2008; in fiscal 2007 related to sale of an investment that was impaired in fiscal 2002.

(d)	Net (loss) earnings from discontinued operations relates to the PM and IP businesses.

(e)	Net gain on sale of discontinued operations relates to sale of the PM business in May 2008.

(f)	In fiscal 2008, the company declared a special dividend of $1.00 per share, or $15.4 million, paid on October 15, 2007 to stockholders of record as of October 1, 2007. In fiscal 2007, the Company declared a special dividend of $1.00 per share, or $15.3 million, paid on October 6, 2006 to stockholders of record as of September 28, 2006. In fiscal 2006, the Company declared a special dividend of $1.00 per share, or $14.9 million, which was paid on January 18, 2006 to holders of record on December 27, 2005. In fiscal 2005, the Company declared a special dividend of $2.00 per share, or $29.6 million, which was paid on October 8, 2004 to holders of record on September 30, 2004. In fiscal 2004, the Company declared a special dividend of $0.15 per share, or $2.2 million, which was paid on October 1, 2003 to holders of record on September 2, 2003.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Datascope Corp. is the global leader of intra-aortic balloon counterpulsation and a diversified medical device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology and radiology, cardiovascular and vascular surgery, and critical care. Our products are sold throughout the world through direct sales representatives and independent distributors. Our largest geographic markets are the United States, Europe and Japan.
     We have two reportable segments, Cardiac Assist Products and Vascular Products. The Cardiac Assist Products segment accounted for 82% of total sales in fiscal 2008. The Cardiac Assist Products segment sells intra-aortic balloon pumps and catheters, endoscopic vessel harvesting products and the Safeguard™ assisted pressure device. Our intra-aortic balloon pump system is used in the treatment of cardiac shock, acute heart failure, irregular heart rhythms, and for cardiac support in open-heart surgery, coronary angioplasty, and stenting. The balloon catheter serves as the pumping device within the patient’s aorta. The Vascular Products segment sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery, peripheral vascular stent products and stent grafts. The peripheral vascular products are used by vascular surgeons and interventional radiologists for the treatment of peripheral arterial disease.
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
     Effective May 1, 2008, we sold our PM business to Mindray Medical International Limited. The sale of the PM business allows us to focus our efforts on our Cardiac Assist Products and Vascular Products segments. We received approximately $209 million in cash at the closing and retained approximately $30 million of receivables generated by the PM business.
     On September 15, 2008 we reached an agreement in principle to sell the Company for $53.00 per share in cash. The agreement is expected to contain customary representations, warranties and conditions to closing. If and when the agreement is executed, we intend to file a current report on Form 8-K describing the transaction and attaching the agreement as an exhibit.

     In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products IP business. On August 6, 2008, we completed the sale of assets related to the VasoSeal, On-Site, and X-Site vascular closure devices, and our collagen operations, to St. Jude Medical, Inc. for $21.0 million in cash at closing and $3.0 million to be paid upon the expiration of an 18 month indemnification period. We plan to seek the sale or independent distribution of our ProLumen™ thrombectomy device for the interventional radiology market, although these plans are subject to the reversal of a verdict that is being appealed (see Special Items below for a discussion of litigation related to ProLumen). In February 2007, we completed the sale of our ProGuide™ chronic dialysis catheter and the associated assets for $3.0 million plus a royalty on future sales of the ProGuide catheter.
     In June 2008, we exercised our option to acquire the Peripheral Vascular Stent business of the Sorin Group of Milan. The acquisition follows our successful experience as exclusive distributor of the Sorin peripheral stent product line in Europe, during which sales have grown rapidly since the product launch in January 2007. With the acquisition, we now gain the opportunity to market the product line throughout the world. We estimate the worldwide market at $800 million annually, of which $200 million is in Europe, $500 million is in the United States and $40 million is in Japan.
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
     Due to the sale of the PM and IP businesses, which are classified as discontinued operations, the below Results of Operations relates to our continuing businesses, primarily Cardiac Assist and InterVascular.
Results of Operations
     Financial Summary
     The following table shows the comparison of net earnings and earnings per diluted share from continuing operations over the past three fiscal years.

	(Dollars in millions, except per share data)
	Year ended June 30,
	2008	2007	2006
Net earnings from continuing operations	$33.8	$18.3	$24.7
Earnings per share from continuing operations, diluted	$2.16	$1.19	$1.62

Net Earnings from Continuing Operations
     Net earnings from continuing operations were $33.8 million, or $2.16 per diluted share, in fiscal 2008 compared to $18.3 million, or $1.19 per diluted share, in fiscal 2007. Higher earnings in fiscal 2008 were primarily attributable to the higher after-tax gain on sale of investment this year ($6.5 million) and increased earnings in the Cardiac Assist Products segment ($4.7 million) due primarily to a higher gross profit ($15.2 million) from higher sales.
     Net earnings from continuing operations were $18.3 million, or $1.19 per diluted share, in fiscal 2007 compared to $24.7 million, or $1.62 per diluted share, in fiscal 2006. The decrease in net earnings from continuing operations and earnings per diluted share in fiscal 2007 compared to fiscal 2006 was primarily attributable to charges associated with workforce reductions ($4.7 million), Genisphere goodwill impairment ($2.3 million) and inquiry expenses ($1.7 million), increased selling and marketing expenses in the Cardiac Assist segment ($3.8 million) primarily associated with the introduction of new products, filling open positions and a full year of EVH selling expense, lower special dividend income ($4.3 million) in fiscal 2007 compared to fiscal 2006 and a higher tax rate of 27.9% compared to 21.6% in fiscal 2006. Partially offsetting the above was the higher gross profit ($10.6 million) on higher sales.
Net Loss from Discontinued Operations
Net (loss) earnings from discontinued operations of the PM and IP businesses were ($3.5 million) in fiscal 2008, ($0.8 million) in fiscal 2007 and $1.1 million in fiscal 2006.
Gain on sale of Discontinued Operations
     In the fourth quarter of fiscal 2008, we recognized a gain on sale of the PM business of $76.7 million, net of tax.
Comparison of Results (Continuing Operations) — Fiscal 2008 vs. Fiscal 2007
     Net Sales (Sales)
     The following table shows sales by reportable segment over the past three fiscal years.

	Sales by Product Line
	(Dollars in millions)
	Year ended June 30,
	2008	2007	2006

Cardiac Assist Products Segment	$189.3	$178.3	$164.8
% change from prior year	6%	8%	16%
% of total sales	82%	83%	83%

Vascular Products Segment	$40.3	$33.5	$30.1
% change from prior year	20%	11%	(15)%
% of total sales	17%	16%	16%

Corporate and Other
Genisphere	$1.3	$1.2	$1.6
% change from prior year	—	—	—
% of total sales	1%	1%	—
Total sales	$230.9	$213.0	$196.5
% change from prior year	8%	8%	10%

     Sales in fiscal 2008 of $230.9 million increased $17.9 million or 8% compared to $213.0 million in fiscal 2007. Favorable foreign exchange translation increased sales by $5.4 million, or 2% as a result of the weaker U.S. dollar relative to the Euro and the British Pound, the primary currencies in countries in which we have direct sales subsidiaries.
     Sales in the United States of $98.8 million, decreased $3.7 million or 4% compared to fiscal 2007, attributable to decreased sales in Cardiac Assist ($2.6 million) and Vascular Products ($1.2 million). Sales in international markets of $132.2 million increased $21.7 million or 20% compared to fiscal 2007. Favorable foreign exchange translation increased international sales by $5.4 million, or 4% due to increased sales in Cardiac Assist ($13.6 million) and Vascular products ($8.0 million).
     Cardiac Assist
     Sales of Cardiac Assist products in fiscal 2008 increased 6% to $189.3 million, primarily reflecting 18% growth in sales of intra-aortic balloons (“IABs”) in international markets and increased sales of IABs in the United States (3%), the first year-over-year increase in 8 years.
     We believe that renewed IAB sales growth in the United States stems from a reorganized and expanded direct sales force that is focused on the clinical benefits of IAB use, and has led to increasing use in cardiac catheterization and open-heart surgical procedures.
     International sales of IABs in fiscal 2008 benefited from an initial stocking order to our new distributor in Japan, which was partially offset by reduced shipments to the former distributor. At the end of December 2007, Datascope Japan K.K., a wholly-owned subsidiary of Datascope Corp., began management of Datascope’s Intra-Aortic Balloon Pump (IABP) business in Japan. Datascope Japan K.K. is responsible for import, product service, sales support and product surveillance of the IABP business. USCI Holdings Ltd., our new exclusive distributor is responsible for sales distribution throughout Japan.
     Sales of the Safeguard device, which grew 15% over last year, has also increased our presence in the cardiac catheterization lab and given our sales representatives additional opportunities to promote the use of IABs.
     Sales of balloon pumps grew 1% over last year, as increased sales in international markets (11%) was partially offset by reduced sales (9%) in the United States, due to record sales last year resulting from the introduction of the CS300™ balloon pump in March 2007.
     Favorable foreign exchange translation contributed $3.3 million to Cardiac Assist sales in fiscal 2008.
     Vascular Products
     Sales of vascular products in fiscal 2008 increased 20% to $40.3 million principally due to sales of peripheral vascular stent products, acquired from Sorin Group, of Milan, Italy. Vascular graft sales increased 11% due to an 18 % increase in sales to international markets as market share increased to offset continued growth of less invasive therapies and competitive pricing pressure in the European markets. Sales of grafts to our exclusive distributor in the United States decreased 25% due to an inventory reduction plan implemented by the distributor. Favorable foreign exchange translation contributed $2.1 million to vascular product sales in fiscal 2008.
     Genisphere

     Sales of Genisphere products of $1.3 million in fiscal 2008 increased $0.1 million or 7% compared to fiscal 2007. Genisphere continued to pursue its marketing strategy to develop products for use in newly developed protein and nucleic acid detection platforms.
Costs and Expenses
     Gross Profit (Net Sales Less Cost of Sales)
     Gross profit increased $12.1 million or 9% as a result of increased sales in the Cardiac Assist Products segment ($11.0 million) and the Vascular Products segment ($5.7 million). Gross margin was 65.3% for fiscal 2008 compared to 65.2% last year. The slightly higher gross margin in fiscal 2008 compared to fiscal 2007 was principally due to an improved mix of products as a result of increased sales of higher margin IABs and reduced sales of balloon pumps.
      Research and Development (R&D)
     R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $21.1 million in fiscal 2008, equivalent to 9.1% of sales, compared to $19.9 million or 9.3% of sales last year.
     R&D expense for the Cardiac Assist Products segment was $11.1 million in fiscal 2008 compared to $11.7 million last year, with the decrease primarily due to higher capitalization of balloon pump software development costs this year, which reduced R&D expenses compared to the prior year ($1.2 million) and lower new product development expenses ($0.4 million), partially offset by regulatory costs in our new subsidiary in Japan ($1.1 million).
     R&D expense for the Vascular Products segment was $5.4 million in fiscal 2008 compared to $4.4 million in the corresponding period last year, with the increase primarily attributable to higher product validation costs ($0.6 million) and unfavorable foreign currency translation ($0.5 million)
     The balance of consolidated R&D is in the Corporate and Other segment and amounted to $4.6 million in fiscal 2008 compared to $3.8 million in the corresponding period last year. Corporate and Other R&D includes corporate design, technology, regulatory and Genisphere R&D expenses.
      Selling, General and Administrative (SG&A)
     Total SG&A expense was $92.6 million in fiscal 2008 or 40.1% of sales, compared to $87.4 million or 41.0% of sales, last year.
     SG&A expense for the Cardiac Assist Products segment of $74.8 million, increased $6.1 million or 9% in fiscal 2008 primarily attributable to expenses associated with our new subsidiary in Japan ($2.1 million), higher corporate allocation ($2.0 million) and unfavorable foreign currency translation ($1.5 million). As a percentage of segment sales, SG&A expense was 39.5% in fiscal 2008 compared to 38.5% in the corresponding period last year.
     SG&A expense for the Vascular Products segment of $21.3 million, increased $0.2 million or 1% in fiscal 2008 primarily attributable to unfavorable foreign currency translation ($2.0 million) and higher selling and marketing expenses ($0.9 million), partially offset by lower corporate allocation ($2.7 million). As a percentage of segment sales, SG&A expense was 52.8% in fiscal 2008 compared to 63.0% in the corresponding period last year.
     Segment SG&A expense includes allocated corporate G&A charges.

     The weaker U.S. dollar compared to the Euro and the British Pound increased total SG&A expense by approximately $5.2 million in fiscal 2008.
      Special Charges
     Fiscal 2007
     Workforce Reductions in the European Sales Organization , Genisphere and Corporate
     In fiscal 2007, we reduced the workforce in the European sales organization, Genisphere and Corporate and recorded a charge of $4.7 million for severance, settlement and other termination benefits. The workforce reductions resulted primarily from the merger of the European sales organization and outsourcing the corporate legal and internal audit functions. All of the terminated employees left the Company by the end of fiscal 2007.
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
     As disclosed in our Form 8-K filings, based on the results of the investigations, the Audit Committee concluded that there was no evidence to support the allegations made in the ethics line reports. The Audit Committee, with the assistance of independent counsel and independent forensic accountants, also reviewed the matters raised by the Internal Audit Department and Legal Department concerning the Chairman and found the issues raised by them to be without merit.
     The special charges noted above were reflected in the Cardiac Assist Products segment ($1.1 million), the Vascular Products segment ($1.1 million) and Corporate and Other ($6.5 million).
Interest Income
     Interest income was $2.7 million in fiscal 2008 compared to $2.5 million last year with the increase primarily attributable to a higher average portfolio balance ($73.0 million vs. $50.6 million), partially offset by a decrease in the interest rate yield to 3.26% from 4.60%.
Other, Net
     Other, net increased $0.8 million in fiscal 2008 compared to the same period last year attributable primarily to higher foreign exchange losses on inter-company receivables.
Gain on Sale of Investments

     We had a preferred stock investment of $5.0 million in Masimo Corporation, a supplier to the PM business. On August 13, 2007, Masimo completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million in the first quarter of fiscal 2008.
Income Taxes
     In fiscal 2008, the consolidated effective tax rate for continuing operations was 34.1% compared to 29.5% last year. The higher tax rate in fiscal 2008 compared to last year was primarily attributable to the higher tax rate on the gain on sale of investment in the first quarter of fiscal 2008, expiration of the extraterritorial income exclusion on December 31, 2006 and a shift in the geographical mix of earnings to higher taxed jurisdictions. Our effective tax rate could be impacted by changes in the geographic mix of our earnings. Partially offsetting the above was favorable tax adjustments as a result of the expiration of federal and foreign statutes of limitations for fiscal 2004 and other tax benefits recognized due to the sale of the PM business.
Comparison of Results (Continuing Operations) — Fiscal 2007 vs. Fiscal 2006
     Sales
     Cardiac Assist
     Sales of Cardiac Assist Products in fiscal 2007 increased 8% to $178.3 million. Sales of balloon pumps increased 7% and sales of intra-aortic balloons (IABs) increased 2%. Sales of ClearGlide EVH products rose in the first full year of sales since it was acquired in January 2006. Favorable foreign exchange translation contributed $2.5 million to Cardiac Assist sales in fiscal 2007.
     Sales growth of balloon pumps reflects strong global demand for our new CS300™ balloon pump, launched in March 2007, and continued growth of replacements of older pump models from the large installed base of our balloon pumps in the United States (23%). Sales of IABs increased principally due to increased volume (3%) in international markets.
     The new generation CS300 balloon pump teams up with the new Sensation™ 7 Fr. fiber-optic balloon catheter to provide higher fidelity blood pressure monitoring while eliminating the need for an additional invasive arterial pressure line as required by conventional balloon pump systems. At 7 Fr. in diameter (2.3 mm or 0.093 inch), the Sensation is also the world’s smallest diameter IAB, a highly desirable feature. These new products underscore Datascope’s leadership in the worldwide market for counterpulsation therapy. The Sensation product began shipping in June 2007, and therefore made only a modest contribution to the 2007 increase in Cardiac Assist revenues.
      Vascular Products
     Sales of vascular products in fiscal 2007 increased 11% to $33.4 million principally due to sales of peripheral vascular stent products, acquired from Sorin Group, of Milan, Italy, in January 2007. Favorable foreign exchange translation contributed $1.3 million to vascular product sales in fiscal 2007.
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
      Costs and Expenses
     Gross Profit (Net Sales Less Cost of Sales)
     Gross profit increased $10.6 million or 8% as a result of increased sales in the Cardiac Assist Products segment ($13.5 million) and the Vascular Products segment ($3.3 million). Gross margin was 65.2% for fiscal 2007 and fiscal 2006.
      Research and Development (R&D)
     R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $19.9 million in fiscal 2007, equivalent to 9.3% of sales, compared to $19.1 million or 9.7% of sales last year.
     R&D expense for the Cardiac Assist Products segment was $11.7 million in fiscal 2007 compared to $12.2 million last year, with the decrease primarily due to lower expenses for new product development projects.
     R&D expense for the Vascular Products segment was $4.4 million in fiscal 2007 compared to $3.6 million last year, with the increase due primarily to new product development costs for vascular grafts.
     The balance of consolidated R&D is in the Corporate and Other segment and amounted to $3.8 million in fiscal 2007 compared to $3.3 million in the corresponding period last year. Corporate and Other R&D includes corporate design, technology, regulatory and Genisphere R&D expenses.
      Selling, General and Administrative (SG&A)
     Total SG&A expense of $87.4 million in fiscal 2007 or 41.0% of sales, compared to $81.2 million or 41.3% of sales, last year.
     SG&A expense for the Cardiac Assist Products segment of $68.7 million, increased $4.8 million or 7% in fiscal 2007. The increase was primarily attributable to higher expense associated with a full year of selling associated with the EVH business, which was acquired in January 2006 ($2.5 million), unfavorable foreign currency translation ($1.2 million) and increased expense due to filling open sales positions ($0.9 million). As a percentage of segment sales, SG&A expenses were 38.5% in fiscal 2007 compared to 38.8% in the corresponding period last year.
     SG&A expense for the Vascular Products segment of $21.1 million, increased $1.5 million or 8% in fiscal 2007. The increase was due primarily to unfavorable foreign currency translation ($1.0 million) and increased selling expenses ($0.5 million). As a percentage of segment sales, SG&A expenses were 63.0% in fiscal 2007 compared to 64.8% in the corresponding period last year.
     Segment SG&A expense includes allocated corporate G&A charges.

     The weaker U.S. dollar compared to the Euro and the British Pound increased total SG&A expense by approximately $3.2 million in fiscal 2007.
Special Charges
     Fiscal 2007
     Workforce Reductions in European Sales Organization, Corporate and Genisphere
     In fiscal 2007, we reduced the workforce in the European sales organization, Genisphere and Corporate and recorded a charge of $4.7 million for severance, settlement and other termination benefits. The workforce reductions resulted primarily from the merger of the European sales organization and outsourcing the corporate legal and internal audit functions. All of the terminated employees left the Company by the end of fiscal 2007.
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
     The special charges noted above were reflected in the Cardiac Assist Products segment ($1.1 million), the Vascular Products segment ($1.1 million) and Corporate and Other ($6.5 million).
      Fiscal 2006
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
      Dividend Income

     We had a preferred stock investment in Masimo Corporation. In December 2006, Masimo’s Board of Directors and stockholders approved an additional special dividend to all stockholders. The dividend of $0.2 million was paid in the third quarter of fiscal 2007.
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
      Income Taxes
     In fiscal 2007, the consolidated effective tax rate for continuing operations was 29.5% compared to 25.1% last year. The higher tax rate in fiscal 2007 was primarily attributable to the expiration of the extraterritorial income exclusion on December 31, 2006 and a shift in the geographical mix of earnings to higher taxed jurisdictions. These increases were partially offset by an increase in the U.S. research and development credit. Additionally, the tax rate was lower in fiscal 2006 attributable to a lower effective rate on the $4.5 million dividend income due to the U.S. dividends received deduction.
Liquidity and Capital Resources
     Fiscal 2008 vs. Fiscal 2007
     We consider our cash and cash equivalents, short-term investments and our available unsecured lines of credit to be our principal sources of liquidity.
     Cash and cash equivalents and short-term investments at June 30, 2008 were $250.2 million compared to $39.4 million at June 30, 2007. Long-term investments were $22.8 million and $14.3 million at June 30, 2008 and June 30, 2007, respectively. Working capital was $279.2 million compared to $147.3 million at the end of fiscal 2007 and the current ratio was 4.0:1 compared to 3.5:1 last year.
     The increase in working capital and the current ratio was primarily due to an increase in short-term investments ($204.4 million), partially offset by a decrease in inventories ($28.4 million) and accounts receivable ($20.4 million).
     The increase in short-term investments was primarily due to proceeds from the sale of the PM business. The decrease in accounts receivable was principally due to the partial collection of the $30.0 million of retained PM accounts receivable and reduced revenue as a result of the sale of the PM business, effective May 1, 2008. The decrease in inventories was primarily due to the sale of the PM business and the classification of inventories related to the IP business of $5.8 million reflected in current assets of discontinued operations.
     In fiscal 2008, we provided $33.3 million of net cash from operating activities compared to $26.2 million in the prior year with the increase primarily attributable to higher earnings from continuing operations ($15.4 million) and reduction of accounts receivable as a result of the partial collection of the PM business receivables.
     In fiscal 2008, we used a net $16.1 million of cash in investing activities. Net sales and maturities of investments yielded $249.2 million and proceeds from the sale of the PM business added $208.6 million of cash.

These $457.8 million of proceeds were spent on $449.2 million of investment purchases, $11.1 million for the acquisition of Sorin, $6.8 million of capital expenditures and technology and $6.9 million of capitalized software.
     In fiscal 2008, we used a net $9.6 million of cash in financing activities. We paid $23.2 million in dividends, comprising four quarterly dividends of $0.10 per share and a special dividend of $1.00 per share paid in the second quarter of fiscal 2008. Financing cash outlays were partially funded by $14.7 million of proceeds from the exercise of stock options and $1.3 million of excess tax benefits to be realized from stock-based awards.
     At June 30, 2008, we had available unsecured lines of credit totaling $100.2 million, with interest payable at LIBOR-based rates determined by the borrowing period. At June 30, 2008, we had no outstanding borrowings. Of the total available, $25 million expires in October 2008 and $50 million expires in March 2009. These lines are renewable annually at the option of the banks, and we plan to seek renewal. We also had $25.2 million in lines of credit with no expiration date.
     On September 15, 2008 we reached an agreement in principle to sell the Company for $53.00 per share in cash. The agreement is expected to contain customary representations, warranties and conditions to closing. If and when the agreement is executed, we intend to file a current report on Form 8-K describing the transaction and attaching the agreement as an exhibit.
     We purchased about 46,600 shares of our common stock for approximately $1.9 million during fiscal year 2008. We have a remaining balance of $1.1 million available under the stock repurchase program authorized by the Board of Directors on May 16, 2001.
     On September 15, 2006, the Board of Directors approved an additional stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market or in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company.
     We believe that our existing cash and investment balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of United States and European inflation over the past three fiscal years has not significantly affected the Company.
      Subsequent Event
     On August 6, 2008, we completed the sale of assets related to the VasoSeal, On-Site, and X-Site vascular closure devices, and our collagen operations, to St. Jude Medical, Inc. for $21.0 million in cash at closing and $3.0 million to be paid upon the expiration of an 18 month indemnification period.
      Fiscal 2007 vs. Fiscal 2006
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
     In fiscal 2007, we provided $26.2 million of net cash from operating activities compared to $29.0 million in the prior year with the decrease primarily attributable to lower net earnings, partially offset by a reduction in inventories.
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
     Presented below is a summary of our contractual obligations and other commitments as of June 30, 2008.

	Payments due by Period
	(Dollars in millions)
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$8.5	$3.5	$4.2	$0.8	$—
Purchase commitments (1)	4.7	4.7	—	—	—
Benefit plan payments (2)	53.6	2.3	10.9	11.0	29.4
Unrecognized tax benefits (3)	0.2	0.2	—	—	—
Other (4)	1.0	0.5	0.5	—	—

Total contractual obligations and other commitments	$68.0	$11.2	$15.6	$11.8	$29.4

(1)	These amounts include non-cancelable purchase commitments for inventory and capital expenditures that meet our projected requirements over the related terms and are in the normal course of business.

(2)	Represents expected benefit payments under the U.S and International defined benefit pension plans, the supplemental executive retirement plan and the post-retirement medical benefits plan.

(3)	Represents management’s estimate of the current portion of unrecognized tax benefits. This amount excludes the noncurrent portion of unrecognized tax benefits of $4.8 million, for which the period of cash settlement cannot be reasonably estimated.

(4)	Represents guaranteed milestone payments to X-Site.
Off-Balance Sheet Arrangements
     At June 30, 2008 we did not have any off-balance sheet financing arrangements.
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
     We operate within multiple taxing jurisdictions and are subject to routine corporate income tax audits in many of those jurisdictions. These audits can involve complex issues, including challenges regarding the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions. Our U.S. income tax returns for fiscal 1999 and prior years have been audited by the Internal Revenue Service (IRS) and are closed. The U.S. statutory period has expired for fiscal years though 2004, and is open for subsequent periods. The IRS has commenced an audit of our tax returns for fiscal years 2005 -2007. During fiscal 2007, we have closed audits in several state jurisdictions with immaterial adjustments. Statutory periods remain open in a number of foreign and state jurisdictions.
     We record our income tax provisions based on our knowledge of all relevant facts and circumstances, including existing tax laws and the status of current examinations. The Company’s unrecognized tax benefits determined in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) reflect accounting estimates that are subject to inherent uncertainties associated with the tax audit process. We believe that our accrual for income tax liabilities, including related interest, is adequate in relation to the potential for additional tax assessments. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a significant impact on our tax provision, net income and cash flows.
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
Recent Accounting Pronouncements
     On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing that a benefit cannot be recorded in the financial statements unless the tax position has a “more likely than not” chance of being sustained upon audit based solely on the technical merits of the position. Once the “more likely than not” standard is met, the benefit is measured by determining the amount that is greater than 50 percent likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 8 to the consolidated financial statements for additional information related to the impact of adopting FIN 48.
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
     On June 30, 2007, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires registrants to fully recognize an asset or liability for the overfunded or the underfunded status of their benefit plans on their consolidated balance sheet. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The benefit obligation is measured as the projected benefit obligation (“PBO”) for pension plans and as the accumulated postretirement benefit obligation for other postretirement benefit plans. At June 30, 2007, we had a PBO that was approximately $1.1 million higher than the fair value of the U.S. and International defined benefit pension plan assets. The supplemental executive retirement plans (“SERP”) had a PBO of approximately $18.3 million at June 30, 2007. There are no assets in the SERP plans. In addition, we are required to recognize as part of accumulated other comprehensive income (loss), net of taxes, gains and losses due to differences between our actuarial assumptions and actual experience (actuarial gains and losses) and any effects on prior service due to plan amendments (prior service costs or credits) that arise during the period and which are not yet recognized as net periodic benefit costs. At adoption date, we recognized $5.1 million within accumulated other comprehensive loss, net of tax, related to the previously unrecognized net actuarial losses, prior service credits and net transition amounts. We currently meet the SFAS 158 requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. SFAS 158 also includes additional disclosures in an entity’s annual financial statements. See Note 12 for additional information related to our retirement benefit plans.
     During the fourth quarter of fiscal 2007, we adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. During the second quarter of fiscal 2007 we identified a prior year misstatement that we considered to be immaterial under our current approach for evaluating the materiality of a misstatement. However, upon adoption of SAB 108 this misstatement was considered material to the financial statements and was corrected upon adoption during the fourth quarter of fiscal 2007 through a cumulative effect adjustment impacting beginning retained earnings and cumulative translation adjustments as of the beginning of fiscal 2007. The misstatement relates to a cumulative translation adjustment of approximately $1.1 million that was not written-off in fiscal 2002 when a European subsidiary was closed as part of a restructuring. This adjustment did not have an impact on total consolidated stockholders’ equity.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which is effective for fiscal years that begin after December 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 15, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Supplemental Benefits Plan for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a collateral assignment split-dollar agreement among Mr. Saper, the Company and a trust for the benefit of Mr. Saper’s family. The present value of the premium reimbursement pursuant to the split-dollar agreement at June 30, 2008 is approximately $3.5 million. Upon adoption, we will record a liability and a cumulative effect adjustment to retained earnings for the present value of the premium reimbursement at the date of adoption.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement provides an option to report selected financial assets and liabilities at fair value. In addition, SFAS 159 establishes presentation and disclosure requirements for those assets and liabilities which the registrant has chosen to measure at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We do not anticipate that the provisions of SFAS 159 will have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year 2010 beginning July 1, 2009). We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is during fiscal years beginning on or after December 15, 2008, the effective date of this statement. We will adopt SFAS 141(R) in the first quarter of our fiscal year 2010 beginning July 1, 2009.
     In March 2008, the FASB issued Statement No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities (“SFAS161”), which is effective for fiscal years beginning after November 15, 2008 (our fiscal year beginning July 1, 2009). Statement 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We are currently evaluating the impact of adopting SFAS 161, but do not anticipate that the provisions of SFAS 161 will have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued Statement No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are currently evaluating the impact of adopting SFAS 162, but do not anticipate that the provisions of SFAS 162 will have a material impact on our consolidated financial statements.
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
     None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the years ended June 30, 2008, 2007 and 2006.
     As of June 30, 2008, we had a notional amount of $17.0 million of foreign exchange forward contracts outstanding, all of which were in Euros and Japanese Yen. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30,

2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2008.
     Deloitte & Touche LLP , the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, as stated in their report which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Datascope Corp.
Montvale, New Jersey

We have audited the internal control over financial reporting of Datascope Corp. and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008 of the Company and our report dated September 15, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective June 30, 2007, the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective for the year ended June 30, 2007, and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective July 1, 2007.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 15, 2008

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Except for the information included in Item 4A of this report, the information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2008 pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2008 pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2008 pursuant to Regulation 14A of the Securities Exchange Act of 1934.
     The following table provides information as of June 30, 2008 about our common stock that may be issued under our existing equity compensation plans upon the exercise of stock options or otherwise:

			Number of securities
			remaining available for
	Number of securities to	Weighted average exercise	future issuance under equity
	be issued upon exercise	price of outstanding	compensation plans
	of outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Stock options	1,030,500	$31.87	716,317
Common stock (2)	64,687	—	1,126,135
Equity compensation plans not approved by security holders (3)
Stock options	15,000	$32.19	—

Total	1,110,187		1,842,452

(1)	See Note 10 to the Consolidated Financial Statements for a description of our stock-based plans.

(2)	Includes 4,597 shares of restricted stock granted to members of the Board of Directors in fiscal 2008 under the 2005 Equity Incentive Plan, pursuant to the Compensation Plan for Non-Employee Directors.

(3)	Includes grants of options to a member of the Board of Directors to purchase up to 15,000 shares of our common stock. These options have a term of 10 years with exercise prices ranging from $22.49 to $37.03.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2008 pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 2008 pursuant to Regulation 14A of the Securities Exchange Act of 1934.
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
      3. Exhibits

Exhibit No.	Document Description

2.1	Asset Purchase Agreement dated March 10, 2008, by and between Datascope Corp. and Mindray Medical International Limited, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 15, 2008.

3.1	Exhibit 3.1 Amended and Restated Bylaws of Datascope Corp., incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 21, 2007.

3.2	By-Laws, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated September 27, 2004.

4.1	Specimen of certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Form 8-B.

4.2	Form of Certificate of Designations of the Company’s Series A Preferred Stock, incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 8-A, filed with the Commission on May 31, 1991 (the “Form 8-A”).

4.3	Form of Rights Agreement, dated as of May 22, 1991, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2.1 to the Form 8-A.

Exhibit No.	Document Description

4.4	Form of Amendment to Rights Agreement, dated May 24, 2000, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 2 to the Form 8-A/A, filed with the Commission on June 1, 2000.

10.1	Datascope Corp. 1981 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2.1 to the Form 8-B.

10.2	Datascope Corp. 1995 Stock Option Plan, as amended, incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed by the Company on October 28, 2004.

10.3	Datascope Corp. 1997 Executive Bonus Plan, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (the “2Q 1997 10-Q”).

10.4	Datascope Corp. Annual Incentive Plan, incorporated by reference to Exhibit 10.3 to the 2Q 1997 10-Q.

10.5	Datascope Corp. Amended and Restated Compensation Plan for Non-Employee Directors, incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed by the Company on October 28, 2002.

10.6	Employment Agreement, dated July 1, 1996, by and between the Company and Lawrence Saper, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.7	Split-Dollar Agreement, dated July 25, 1994, by and among the Company, Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 (the “1996 10-K”).

10.8	Modification Agreement, dated July 25, 1994, by and among the Company, Lawrence Saper and Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94, incorporated by reference to Exhibit 10.16 to the 1996 10-K.

10.9	Assignment, dated July 25, 1994, by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Metropolitan Life Insurance Company Insurance Policy No. 940 750 122UM in favor of the Company, incorporated by reference to Exhibit 10.17 to the 1996 10-K.

10.10	Assignment made as of July 25, 1994 by Carol Saper, Daniel Brodsky and Helen Nash, Trustees of the Saper Family 1994 Trust UTA. dtd. 6/28/94 of Security Mutual Life Insurance Company of New York Insurance Policy No. 11047711 in favor of Datascope Corp., incorporated by reference to Exhibit 10.18 to the 1996 10-K.

10.11	Stock Option Agreement between the Company and William E. Cohn, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the Commission on June 20, 2000 (the “June 20, 2000 Form S-8”).

10.12	Stock Option Agreement between the Company and Thor W. Nilsen, incorporated by reference to Exhibit 4.2 of the June 20, 2000 Form S-8.

10.13	Stock Option Agreement between the Company and Robert Getts, Ph.D., incorporated by reference to Exhibit 4.3 of the June 20, 2000 Form S-8.

10.14	Stock Option Agreement between the Company and Robert Getts, Ph.D., James Kadushin and William Ohley, Ph.D., incorporated by reference to Exhibit 4.4 of the June 20, 2000 Form S-8.

10.15	Stock Option Agreement between the Company and Arno Nash and Alan Abramson, incorporated by reference to Exhibit 4.5 of the June 20, 2000 Form S-8.

10.16	Stock Option Agreement between the Company and David Altschiller, incorporated by reference to Exhibit 4.7 of the June 20, 2000 Form S-8.

10.17	Amendment to Employment Agreement, dated as of May 30, 2000, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2000.

Exhibit No.	Document Description

10.18	Series G Preferred Stock Purchase Agreement, dated as of September 14, 2001, by and between Masimo Corporation and Datascope Corp., incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 (the “2002 10-K”).

10.19	Second Amendment to Employment Agreement, dated as of October 31, 2001, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.20 of the 2002 10-K.

10.20	Stock Option Agreement between the Company and William L. Asmundson, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed with the Commission on December 19, 2001 (the “December 19, 2001 Form S-8”).

10.21	Stock Option Agreement between the Company and Jorgen K. Winther, incorporated by reference to Exhibit 10.2 of the December 19, 2001 Form S-8.

10.22	Third Amendment to Employment Agreement, dated as of March 13, 2002, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.23 of the 2002 10-K.

10.23	Fourth Amendment to Employment Agreement, dated as of October 1, 2002, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2004 (the “2004 10-K”).

10.24	Stock Option Agreement between the Company and David Altschiller, dated February 25, 2003 incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8, filed with the Commission on May 30, 2003 (the “May 30, 2003 Form S-8”).

10.25	Stock Option Agreement between the Company and Dr. Samuel Money, incorporated by reference to Exhibit 4.3 of the May 30, 2003 Form S-8.

10.26	Stock Option Agreement between the Company and Leonard Gottlieb, dated May 20, 2003, incorporated by reference to Exhibit 10.23 to the 2004 10-K.

10.27	Datascope Corp. 2004 Management Incentive Plan, incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed by the Company on October 28, 2003.

10.28	Fifth Amendment to Employment Agreement, dated as of April 1, 2005, by and between Datascope Corp. and Lawrence Saper, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2005.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASCOPE CORP.
Date: September 15, 2008	By:	/s/ Lawrence Saper
Lawrence Saper
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Saper Lawrence Saper	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 15, 2008

/s/ Antonino Laudani, M.D. Antonino Laudani, M.D.	Vice-President and Chief Operating Officer	September 15, 2008

/s/ Henry M. Scaramelli Henry M. Scaramelli	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	September 15, 2008

/s/ Fred Adelman Fred Adelman	Vice President, Chief Accounting Officer (Principal Accounting Officer) and Treasurer	September 15, 2008

/s/ Alan B. Abramson Alan B. Abramson	Director	September 15, 2008

/s/ David Altschiller David Altschiller	Director	September 15, 2008

/s/ David Dantzker, M.D. David Dantzker, M.D.	Director	September 15, 2008

/s/ James J. Loughlin James J. Loughlin	Director	September 15, 2008

/s/ Robert E. Klatell Robert E. Klatell	Director	September 15, 2008

/s/ William W. Wyman William W. Wyman	Director	September 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Datascope Corp.
Montvale, New Jersey
     We have audited the accompanying consolidated balance sheets of Datascope Corp. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datascope Corp. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective June 30, 2007, the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective for the year ended June 30, 2007, and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective July 1, 2007.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 15, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
September 15, 2008

DATASCOPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$22,106	$15,780
Short-term investments	228,106	23,681
Accounts receivable less allowance for doubtful accounts of $2,777 and $2,603	65,178	85,553
Inventories	31,030	59,455
Prepaid income taxes	—	2,293
Prepaid expenses and other current assets	16,425	11,167
Current deferred taxes	2,476	7,238
Current assets of discontinued operations	5,773	—

Total current assets	371,094	205,167

Property, plant and equipment, net	49,710	82,812
Long-term investments	22,846	14,346
Intangible assets, net	15,873	26,074
Goodwill	4,575	12,860
Other assets	43,974	34,897
Noncurrent assets of discontinued operations	15,666	—

	$523,738	$376,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,951	$18,386
Accrued expenses	13,833	17,661
Accrued compensation	14,377	17,422
Deferred revenue	2,728	4,380
Income taxes payable	43,504	—
Current liabilities of discontinued operations	500	—

Total current liabilities	91,893	57,849

Other liabilities	25,836	25,220
Other liabilities of discontinued operations	459	—

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $0.01 per share:
Authorized, 45,000 shares;
Issued, 19,401 and 18,867 shares	194	189
Additional paid-in capital	126,805	109,384
Treasury stock at cost, 3,567 and 3,521 shares	(108,897)	(107,037)
Retained earnings	377,194	294,765
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	10,043	1,899
Benefit plan adjustments	(55)	(5,827)
Unrealized gain (loss) on available-for-sale securities	266	(286)

Total stockholders’ equity	405,550	293,087

	$523,738	$376,156

See notes to consolidated financial statements

DATASCOPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Year Ended June 30,
	2008	2007	2006
Net sales	$230,915	$212,991	$196,516
Cost of sales	80,013	74,148	68,320

Gross profit	150,902	138,843	128,196

Operating expenses:
Research and development expenses	21,079	19,901	19,129
Selling, general and administrative expenses	92,617	87,424	81,152
Special charges	—	8,737	—

	113,696	116,062	100,281

Operating earnings	37,206	22,781	27,915

Other (income) expense:
Interest income	(2,698)	(2,479)	(2,225)
Interest expense	84	36	228
Dividend income	—	(196)	(4,523)
Gain on sale of investments	(13,173)	(1,273)	—
Other, net	1,727	737	1,414

	(14,060)	(3,175)	(5,106)

Earnings from continuing operations before income taxes	51,266	25,956	33,021
Income taxes	17,488	7,662	8,289

Net earnings from continuing operations	33,778	18,294	24,732
Net (loss) earnings from discontinued operations	(3,544)	(829)	1,111
Net gain on sale of discontinued operations	76,672	—	—

Net earnings	$106,906	$17,465	$25,843

Net earnings (loss) per share, basic:
Continuing operations	$2.19	$1.20	$1.65
Discontinued operations	(0.23)	(0.05)	0.08
Net gain on sale of discontinued operations	4.96	—	—

Net earnings	$6.92	$1.15	$1.73

Weighted average number of common shares outstanding, basic	15,441	15,244	14,974

Net earnings (loss) per share, diluted:
Continuing operations	$2.16	$1.19	$1.62
Discontinued operations	(0.22)	(0.05)	0.07
Net gain on sale of discontinued operations	4.91	—	—

Net earnings	$6.85	$1.14	$1.69

Weighted average number of common shares outstanding, diluted	15,617	15,387	15,296

See notes to consolidated financial statements

DATASCOPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

							Accumulated
							Other Com-
	Common Stock		Additional	Treasury Stock			prehensive
		Par	Paid-in			Retained	Income
	Shares	Value	Capital	Shares	Cost	Earnings	(Loss)	Total
Balance, June 30, 2005	18,256	$183	$88,773	(3,460)	$(105,175)	$292,524	$(10,440)	$265,865

Net earnings						25,843		25,843
Minimum pension liability adjustments, net of tax of ($3,498)							5,066	5,066
Foreign currency translation							1,413	1,413
Unrealized loss on available-for-sale securities, net of tax of $98							(152)	(152)

Total comprehensive income								32,170

Common stock transactions	475	4	13,821	(24)	(838)			12,987
Restricted stock awards	14							—
Stock-based compensation			558					558
Tax benefit relating to stock-based awards			1,414					1,414
Cancellation of treasury stock	(24)		(838)	24	838			—
Common stock repurchased				(5)	(144)			(144)
Cash dividends declared on common stock ($1.28 per share)						(19,112)		(19,112)

Balance, June 30, 2006	18,721	187	103,728	(3,465)	(105,319)	299,255	(4,113)	293,738
Net earnings						17,465		17,465
Minimum pension liability adjustments, net of tax of ($1,164)							1,686	1,686
Foreign currency translation							2,127	2,127
Unrealized gain on available-for-sale securities, net of tax of ($47)							90	90

Total comprehensive income								21,368

Cumulative effect of SFAS 158 adoption, net of tax of $3,618							(5,076)	(5,076)
Cumulative effect of SAB 108 adoption						(1,072)	1,072	—
Common stock transactions	156	2	4,661					4,663
Restricted stock awards	4							—
Stock-based compensation			695					695
Tax benefit relating to stock-based awards			300					300
Cancellation of restricted stock awards	(14)							—
Common stock repurchased				(56)	(1,718)			(1,718)
Cash dividends declared on common stock ($1.37 per share)						(20,883)		(20,883)

Balance, June 30, 2007	18,867	189	109,384	(3,521)	(107,037)	294,765	(4,214)	293,087

Net earnings						106,906		106,906
Benefit plan adjustments, net of tax of ($3,828)							5,772	5,772
Foreign currency translation							8,144	8,144
Unrealized gain on available- for-sale securities, net of tax of $325							552	552

Total comprehensive income								121,374

Cumulative effect of FIN 48 adoption						(2,815)		(2,815)
Common stock transactions	469	5	14,835					14,840
Restricted stock awards	75							—
Stock-based compensation			1,341					1,341
Tax benefit relating to stock-based awards			1,245					1,245
Cancellation of restricted stock awards	(10)							—
Common stock repurchased				(46)	(1,860)			(1,860)
Cash dividends declared on common stock ($1.40 per share)						(21,662)		(21,662)

Balance, June 30, 2008	19,401	$194	$126,805	(3,567)	$(108,897)	$377,194	$10,254	$405,550

See notes to consolidated financial statements

DATASCOPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended June 30,
	2008	2007	2006
Operating Activities:
Net earnings	$106,906	$17,465	$25,843
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,852	15,209	15,162
Amortization	5,056	6,279	5,371
Provision for supplemental pension and post-retirement medical	1,371	1,284	1,164
Provision for losses on accounts receivable	609	456	461
Cash surrender value of officers life insurance	(249)	(248)	(308)
Net gain on sale of discontinued operations	(76,672)	—	—
Gains on asset sales	—	(2,235)	(810)
Realized (gains) losses on sale of investments	(13,173)	(1,268)	853
Stock-based compensation expense	1,341	695	558
Excess tax benefits from stock-based compensation	(1,279)	(350)	(1,406)
Deferred income tax expense (benefit)	(169)	(199)	320
Special charges asset write-offs and impairments	841	2,648	1,614
Purchased in-process research and development	—	440	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	21,602	(4,892)	(3,353)
Inventories	(7,480)	(6,116)	(11,084)
Prepaid expenses and other assets	(10,632)	(2,263)	(4,710)
Accounts payable	2,628	(2,800)	627
Accrued and other liabilities	(9,354)	2,102	(1,301)
Income taxes payable	(943)	—	—

Net cash provided by operating activities	33,255	26,207	29,001

Investing Activities:
Capital expenditures	(6,763)	(5,885)	(6,255)
Proceeds from asset sales	—	3,000	2,653
Purchases of investments	(449,172)	(73,960)	(72,010)
Proceeds from investment maturities	230,797	70,035	30,596
Proceeds from investment sales	18,363	32,103	28,065
Capitalized software	(6,876)	(7,458)	(4,059)
Purchased technology and licenses	(13)	(2,157)	(459)
Proceeds from sale of discontinued operations, net of cash divested	208,603	—	—
Business acquisition payment, net of cash acquired	(11,056)	(16,423)	—
Other	—	(88)	(88)

Net cash used in investing activities	(16,117)	(833)	(21,557)

Financing Activities:
Short-term borrowings	—	—	15,200
Repayments of short-term borrowings	—	—	(19,200)
Exercise of stock options	14,660	3,988	12,987
Treasury shares acquired under repurchase programs	(1,860)	(1,718)	(144)
Excess tax benefits from stock-based compensation	1,279	350	1,406
Cash dividends paid	(23,155)	(20,389)	(19,079)
Guaranteed milestone payments	(500)	(500)	(500)

Net cash used in financing activities	(9,576)	(18,269)	(9,330)

Effect of exchange rates on cash	(1,236)	(804)	(823)

Increase (decrease) in cash and cash equivalents	6,326	6,301	(2,709)
Cash and cash equivalents, beginning of year	15,780	9,479	12,188

Cash and cash equivalents, end of year	$22,106	$15,780	$9,479

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$87	$41	$246

Income taxes paid	$15,984	$11,370	$8,857

Income taxes refunded	$3,772	$3,538	$3,192

Non-cash investing and financing activities:
Net transfers of inventory to fixed assets for use as demonstration equipment	$4,989	$6,809	$6,518

Dividends declared, not paid	$70	$1,563	$1,069

Capitalized software and property, plant & equipment acquired, not paid	$493	$128	$477

Cancellation of treasury stock	$—	$—	$838

Proceeds due from broker — common stock transactions	$617	$441	$—

Issuance of deferred shares	$4	$234	$—

See notes to consolidated financial statements

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
     Company Overview
     Datascope Corp. (the “Company,” which may be referred to as our, us or we) is the global leader of intra-aortic balloon counterpulsation and a diversified cardiovascular device company that develops, manufactures and markets proprietary products for clinical health care markets in interventional cardiology, cardiovascular and vascular surgery, and critical care. Our products are sold throughout the world through direct sales representatives and independent distributors. Our two reportable segments are Cardiac Assist Products and Vascular Products. The Cardiac Assist Products segment accounted for 82% of total sales in fiscal 2008. The Cardiac Assist Products segment sells intra-aortic balloon pumps and catheters, endoscopic vessel harvesting products that provide a less-invasive alternative to surgical harvesting of blood vessels for use in coronary bypass and the Safeguard™ assisted pressure device. Our intra-aortic balloon pump system is used in the treatment of cardiac shock, acute heart failure, irregular heart rhythms, and for cardiac support in open-heart surgery, coronary angioplasty, and stenting. The balloon catheter serves as the pumping device within the patient’s aorta. The Vascular Products segment sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery, peripheral vascular stent products and stent grafts.
     Effective May 1, 2008, we sold our Patient Monitoring (“PM”) business to Mindray Medical International Limited.
     In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (“IP”) business. Effective August 6, 2008, we completed the sale of assets related to the VasoSeal, On-Site, and X-Site vascular closure devices, and our collagen operations, to St. Jude Medical, Inc.
      Principles of Consolidation
     The consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries. All intercompany balances and transactions have been eliminated.
      Reclassifications
     We have reclassified our consolidated statements of earnings to reflect the results of discontinued operations for all fiscal years presented.
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

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
      Foreign Currency Translation
     For each of our foreign subsidiaries, the local currency is the functional currency. Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
      Taxes on Income
     We utilize the asset and liability method for accounting for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. We have elected to retain our existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continue to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of our income tax provision or benefit as well as our outstanding income tax assets and liabilities. See Recently Adopted Accounting Pronouncements and Note 8 for additional information related to the impact of adopting FIN 48.
      Cash and Cash Equivalents
     Cash and cash equivalents consist primarily of highly liquid investments which have maturities when purchased of less than 90 days. We maintain overdraft facilities with certain banks. Book overdraft positions at the end of each reporting period are reclassified to accounts payable within the consolidated balance sheet.
      Investments
     Investments in debt and equity securities are classified as available-for-sale and are reported at fair market value based on quoted market prices. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. On an ongoing basis we evaluate our investments to determine if a decline in fair value is other-than-temporary. Realized gains and losses on investments are included in Other, net, or separately to the extent material. All other investments are initially recorded at cost and charged against income when a decline in the fair market value of an individual security is determined to be other-than-temporary.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
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
      Inventories
     We value our inventories at the lower of cost or market. Cost is determined by the “first-in, first-out” (“FIFO”) method. Inventory is reported at its estimated fair market value based upon our historical experience with inventory becoming obsolete due to age, changes in technology and other factors. Inventories consist of the following:

	June 30,
	2008	2007
Materials	$9,999	$20,189
Work in process	8,628	11,253
Finished goods	12,403	28,013

	$31,030	$59,455

      Property, Plant and Equipment
     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Asset and accumulated depreciation accounts are relieved for dispositions, with resulting gains or losses reflected in earnings. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the various assets, or for leasehold improvements, over the term of the lease, if shorter. Certain products used as sales demonstration and service loaner equipment are transferred from inventory to machinery and equipment and depreciated over 3 to 5 years.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     The major categories of property, plant and equipment consist of the following:

	June 30,
	2008	2007
Land	$4,251	$9,248
Buildings	37,836	57,061
Machinery, furniture and equipment	80,624	116,787
Leasehold improvements	562	476

	123,273	183,572
Less accumulated depreciation and amortization	(73,563)	(100,760)

	$49,710	$82,812

     Depreciation expense was $12.9 million in fiscal 2008 and $15.2 million in fiscal 2007 and 2006. We estimate the useful life of machinery and equipment at 3 to 5 years, furniture at 8 years and buildings at 40 years.
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

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Intangible Assets
     We capitalize payments for purchased technology, licenses and other intangible assets when it is considered probable that the product will be brought to market in the near future and the anticipated profitability is such that it can support recovery of the investment. Satisfaction of the above conditions requires that there be no significant uncertainty about attaining marketability and the remaining open issues necessary to have a saleable product are reasonably predictable. Purchased technology and licenses are amortized through cost of sales on a straight-line basis, over the remaining estimated economic or legal life of the product, generally 5 to 13 years. Other intangible assets consist of customer relationships, a non-compete agreement and a trademark and are amortized on a straight-line basis using lives ranging from 5 to 7 years. The straight-line basis is used for intangible assets when the pattern of consumption of the economic benefits of the intangible asset is not determinable.
     Goodwill
     Goodwill represents the excess of cost over the fair value of net assets acquired. On an annual basis, or when management determines that the carrying value of goodwill may not be recoverable based upon the existence of certain indicators of impairment, we calculate the fair value of a reporting unit, which is based on a discounted cash flow analysis, and compare it to the reporting unit’s carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the difference. There was no impairment of goodwill based on our testing and analysis in fiscal 2008 and 2006. We recorded a pretax goodwill impairment charge of $2.3 million in fiscal 2007 related to Genisphere. The impairment charge is included in the Corporate and Other segment.
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
     Stock-Based Compensation

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     In accordance with SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, we establish the fair value for our equity awards to determine their cost and recognize the related stock-based compensation expense over the appropriate vesting period. See Note 10 for additional information related to stock-based compensation expense.
     Recently Adopted Accounting Pronouncements
     On July 1, 2007, we adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing that a benefit cannot be recorded in the financial statements unless the tax position has a “more likely than not” chance of being sustained upon audit based solely on the technical merits of the position. Once the “more likely than not” standard is met, the benefit is measured by determining the amount that is greater than 50 percent likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 8 for additional information related to the impact of adopting FIN 48.
     On June 30, 2007, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires registrants to fully recognize an asset or liability for the overfunded or the underfunded status of their benefit plans on their consolidated balance sheet. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The benefit obligation is measured as the projected benefit obligation (“PBO”) for pension plans and as the accumulated postretirement benefit obligation for other postretirement benefit plans. At June 30, 2007, we had a PBO that was approximately $1.1 million higher than the fair value of the U.S. and International defined benefit pension plan assets. The supplemental executive retirement plans (“SERP”) had a PBO of approximately $18.3 million at June 30, 2007. There are no assets in the SERP plans. In addition, we are required to recognize as part of accumulated other comprehensive income (loss), net of taxes, gains and losses due to differences between our actuarial assumptions and actual experience (actuarial gains and losses) and any effects on prior service due to plan amendments (prior service costs or credits) that arise during the period and which are not yet recognized as net periodic benefit costs. At adoption date, we recognized $5.1 million within accumulated other comprehensive loss, net of tax, related to the previously unrecognized net actuarial losses, prior service credits and net transition amounts. We currently meet the SFAS 158 requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. SFAS 158 also includes additional disclosures in an entity’s annual financial statements. See Note 12 for additional information related to our retirement benefit plans.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     During the fourth quarter of fiscal 2007, we adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material. SAB 108 also contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (based on the appropriate use of the registrant’s prior approach) now are considered material based on the approach in SAB 108, the registrant need not restate prior period financial statements. During the second quarter of fiscal 2007 we identified a prior year misstatement that we considered to be immaterial under our current approach for evaluating the materiality of a misstatement. However, upon adoption of SAB 108 this misstatement was considered material to the financial statements and was corrected upon adoption during the fourth quarter of fiscal 2007 through a cumulative effect adjustment impacting beginning retained earnings and cumulative translation adjustments as of the beginning of fiscal 2007. The misstatement relates to a cumulative translation adjustment of approximately $1.1 million that was not written-off in fiscal 2002 when a European subsidiary was closed as part of a restructuring. This adjustment did not have an impact on total consolidated stockholders’ equity.
     Recent Accounting Pronouncements, Not Required to be Adopted as of June 30, 2008
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the provisions of SFAS 157 relating to nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (our fiscal year 2010 beginning July 1, 2009). SFAS 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which is effective for fiscal years that begin after December 15, 2007 (our fiscal year 2009 beginning July 1, 2008). The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Supplemental Benefits Plan for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a collateral assignment split-dollar agreement among Mr. Saper, the Company and a trust for the benefit of Mr. Saper’s family. The present value of the premium reimbursement pursuant to the split-dollar agreement at June 30, 2008 was approximately $3.5 million. Upon adoption, we will record a liability and a cumulative effect adjustment to retained earnings for the present value of the premium reimbursement at the date of adoption.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement provides an option to report selected financial assets and liabilities at fair value. In addition, SFAS 159 establishes presentation and disclosure requirements for those assets and liabilities which the registrant has chosen to measure at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year 2010 beginning July 1, 2009). We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is during fiscal years beginning on or after December 15, 2008, the effective date of this statement. We will adopt SFAS 141(R) in the first quarter of our fiscal year 2010 beginning July 1, 2009.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS161”), which is effective for fiscal years beginning after November 15, 2008 (our fiscal year beginning July 1, 2009). Statement 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We are currently evaluating the impact of adopting SFAS 161, but do not anticipate that the provisions of SFAS 161 will have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are currently evaluating the impact of adopting SFAS 162, but do not anticipate that the provisions of SFAS 162 will have a material impact on our consolidated financial statements.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
2. Financial Instruments and Investments
     The fair value of accounts receivable and accounts payable approximate their carrying value because of their short maturity. Our short- and long-term marketable investments are primarily held in U.S. treasury securities, AAA-Rated U.S. government guaranteed agency securities and AAA—Rated corporate notes. Fair values of short- and long-term investments are based upon quoted market prices, including accrued interest. We do not hold any auction rate securities.
     As of June 30, 2008, investments were classified as follows:

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term
U.S. treasury and agency securities	$205,232	$97	$7	$205,322
Foreign government treasury securities	7,967	—	—	7,967
Guaranteed Euro deposits	14,611	—	—	14,611
Corporate equity security	26	180	—	206

Short-term total	$227,836	$277	$7	$228,106

Long-term
U.S. treasury and agency securities	$20,645	$173	$79	$20,739
AAA—Rated corporate notes	2,031	76	—	2,107

Long-term total	$22,676	$249	$79	$22,846

Totals	$250,512	$526	$86	$250,952

     We had 2 securities with a fair market value of $3.1 million and unrealized losses of $22 thousand at June 30, 2008 that had a continuous loss position for more than 12 months. We had 10 securities with a fair market value of $31.9 million and unrealized losses of $64 thousand at June 30, 2008 that had a continuous loss position for less than 12 months. Unrealized losses from these investments are primarily attributable to interest rate changes.
     A realized gain of $13.2 million was recorded in net earnings related to our sale of the Masimo investment (cost basis of $5.0 million) in fiscal 2008. The realized gain is included in gain on sale of investments in the consolidated statement of earnings. The pretax change in unrealized gain on available-for-sale securities that has been included as a separate component of stockholders’ equity was a gain of $877 thousand in fiscal 2008. No losses were reclassified from stockholders’ equity to the statement of earnings in fiscal 2008.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     As of June 30, 2007, investments were classified as follows:

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term
U.S. treasury and agency securities	$23,942	$2	$263	$23,681

Long-term
U.S. treasury and agency securities	$6,105	$—	$201	$5,904
AAA—Rated corporate notes	2,062	26	—	2,088
Preferred stock	5,000	—	—	5,000
Call option	1,354	—	—	1,354

Long-term total	$14,521	$26	$201	$14,346

Totals	$38,463	$28	$464	$38,027

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
     We have determined that the gross unrealized losses on our investment securities at June 30, 2008 and 2007 were temporary in nature. We review our investments for indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
     Contractual maturities of debt securities as of June 30, 2008 are as follows:

Available-for-Sale	Fair Value
Due within one year	$227,900
Due after one year through five years	22,846

$250,746

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
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
     We recorded net losses related to these contracts of $2.7 million in fiscal 2008, $0.9 million in fiscal 2007 and $1.0 million in fiscal 2006. These amounts, included within other, net, in our consolidated statements of earnings, consist of gains and losses from contracts settled during fiscal 2008, 2007 and 2006 as well as contracts outstanding at June 30, 2008, 2007 and 2006 that are recorded at fair value.
     As of June 30, 2008, we had a notional amount of $17.0 million of foreign currency forward exchange contracts outstanding, all of which were in Euros and Japanese Yen. As of June 30, 2007, we had a notional $16.3 million of foreign currency forward exchange contracts outstanding, all of which were in Euros and British Pounds. The foreign currency forward exchange contracts generally have maturities that do not exceed 12 months and require that we exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts. The foreign currency forward exchange contracts are with large international financial institutions.
     None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive income (loss) during fiscal 2008, 2007 and 2006.
3. Discontinued Operations
     Effective May 1, 2008, we sold our Patient Monitoring (“PM”) business to Mindray Medical International Limited. We received approximately $209 million in cash at the closing and retained approximately $30 million of receivables generated by the PM business. The sale of the PM business allows us to focus our efforts on our continuing businesses, primarily Cardiac Assist Products and Vascular Products segments. The sale of the PM business resulted in a gain of approximately $76.7 million, net of $47.4 million income tax expense, or $4.91 per diluted share. Patient Monitoring was formerly part of the Cardiac Assist / Monitoring Products segment.
     In October 2006, we announced a plan to exit the vascular closure market and phase out the Interventional Products (“IP”) business. Effective August 6, 2008, we completed the sale of IP assets related to the VasoSeal, On-Site, and X-Site vascular closure devices, and our collagen operations, to St. Jude Medical, Inc. for $21.0 million in cash at closing and $3.0 million to be paid upon the expiration of an 18 month indemnification period. At June 30, 2008, we determined that the Interventional Products (“IP”) business met the criteria to be accounted for as a discontinued operation, and have reflected the IP financial results as discontinued operations in the consolidated statements of earnings for fiscal 2008, 2007 and 2006. Interventional Products was formerly part of the Inteventional / Vascular Products segment.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Net sales and pretax (loss) earnings from discontinued operations for fiscal 2008, 2007 and 2006 are shown below.

	Year Ending June 30,
	2008	2007	2006
Net sales:
Patient Monitoring business	$134,160	$156,501	$159,402
Interventional Products business	4,163	9,308	17,082

Net sales from discontinued operations	$138,323	$165,809	$176,484

Pretax (loss) earnings:
Patient Monitoring business	$(5,772)	$3,562	$11,815
Interventional Products business	506	(4,915)	(10,347)

Pretax (loss) earnings from discontinued operations	$(5,266)	$(1,353)	$1,468

     The assets and liabilities classified as discontinued operations as of June 30, 2008 are as follows:

Inventories (current assets of discontinued operations)	$5,773

Property, plant and equipment, net of accumulated depreciation of $2,813	$2,253
Intangible assets, net	13,413

Noncurrent assets of discontinued operations	$15,666

Accrued expenses (current liabilities of discontinued operations)	$500

Other liabilities of discontinued operations	$459

4. Acquisitions
     On June 11, 2008, we exercised our option to acquire the peripheral vascular stent business of the Sorin Group of Milan, Italy. We had been the exclusive distributor of the Sorin peripheral stent product line in Europe since January 2007. The acquisition allows us to gain the opportunity to market the product line throughout the world. The peripheral vascular products are used by vascular surgeons and interventional radiologists for the treatment of peripheral arterial disease.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     The total cost of the acquisition was approximately $14.3 million in cash, including acquisition-related expenses, of which $11.1 million was paid in June 2008 and the remaining balance of $3.2 million was paid in January 2007 for the initial purchase option and distribution license agreement. The acquired stent business was assigned entirely to the Vascular Products segment. The following table summarizes the preliminary allocation of the purchase price of the acquisition:

		Weighted Average
		Amortization
	Cost	Period
Intangible assets:
Purchased technology	$8,886	9.8 years
Customer relationships and other	2,124	6.6 years
Trademark	529	7.0 years
Goodwill	2,762	—

Total assets acquired	$14,301

     The weighted average amortization period for all acquired intangible assets subject to amortization is 9.1 years.
     In June 2007, we acquired all of the outstanding stock of Artema Medical AB, a privately held Swedish manufacturer of proprietary gas analyzers, which identify and measure the concentration of anesthetic agents used during surgery. The cost of the Artema acquisition was approximately $16.4 million in cash, including acquisition related expenses, less $0.1 million cash acquired. Artema was sold as part of the sale of the PM business in May 2008.
5. Intangible Assets

	June 30,
	2008	2007
Amortized intangible assets:
Purchased technology	$14,612	$22,176
Licenses	390	5,272
Customer relationships and other	2,685	1,077

Subtotal	17,687	28,525

Accumulated amortization:
Purchased technology	(1,540)	(1,300)
Licenses	(265)	(1,512)
Customer relationships and other	(9)	(12)

Subtotal	(1,814)	(2,824)

Amortized intangible assets, net	$15,873	$25,701

Indefinite-lived intangible assets:
Trade name	$—	$373

     The components of intangible assets primarily represent the fair value of intangibles assets acquired for the peripheral vascular stent business, purchased technology for the ClearGlide endoscopic vessel harvesting device and purchased technology for the ProLumen thrombectomy device.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Amortization expense for fiscal 2008 and 2007 was $1.6 million and $1.3 million, respectively.
     Expected future amortization expense for intangible assets subject to amortization for fiscal 2009 through 2013 is as follows:

	Year Ending June 30,
	2009	2010	2011	2012	2013
Amortization expense	$1,773	$1,773	$1,773	$1,773	$1,759
     The remaining weighted average amortization period for intangible assets is approximately 9.6 years.
6. Goodwill
     Goodwill as of June 30, 2008 and 2007 was $4.6 million and $12.9 million, respectively. We acquired $2.8 million of goodwill as a result of the acquisition of the Sorin vascular peripheral stent business in fiscal 2008. In connection with the sale of the PM business, $11.1 million of goodwill that was acquired through the acquisition of Artema Medical in fiscal 2007 was sold in fiscal 2008. All of the goodwill is included within the Vascular Products segment at June 30, 2008.
     Our annual impairment test is performed during the fourth quarter of our fiscal year. There was no goodwill impairment in fiscal 2008. In fiscal 2007, we recorded a pretax goodwill impairment charge of $2.3 million related to Genisphere. Slower growth in Genisphere’s markets primarily attributable to increased competition in the DNA microarray market had a negative impact on Genisphere’s operating results and resulted in lower growth expectations. As a result, the Genisphere goodwill was determined to be completely impaired.
7. Other Assets

	June 30,
	2008	2007
Capitalized software, net of accumulated amortization of $5,391 and $20,975	$11,830	$20,173
Cash surrender value of officers’ life insurance	12,402	12,153
Non-current pension asset	17,127	1,261
Non-current deferred tax assets	1,251	249
Other non-current assets	1,364	1,061

	$43,974	$34,897

     Amortization of capitalized software costs was $3.5 million in fiscal 2008, $5.0 million in fiscal 2007 and $4.5 million in fiscal 2006.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
8. Income Taxes
     Earnings from continuing operations before income taxes consists of the following:

	Year Ended June 30,
	2008	2007	2006
U.S.	$43,498	$10,842	$18,775
Foreign	7,768	15,114	14,246

Earnings before income taxes	$51,266	$25,956	$33,021

     The related provision for income taxes for continuing operations consists of the following:

	Year Ended June 30,
	2008	2007	2006
Current income taxes:
Federal	$9,167	$4,175	$5,802
State	1,491	1,797	1,736
Foreign	2,247	1,913	585

Total current	12,905	7,885	8,123

Deferred income taxes:
Federal	4,490	235	(242)
State	(601)	(48)	320
Foreign	694	(410)	88

Total deferred	4,583	(223)	166

Total income taxes	$17,488	$7,662	$8,289

     Amounts are reflected in the preceding table based on the location of the taxing authorities.
     Included in the change in deferred tax assets (liabilities) are certain items that have been recorded as components of accumulated other comprehensive income (loss). These amounts resulted in a $0.7 million increase in deferred tax assets in fiscal 2008, $2.6 million increase in deferred tax assets in fiscal 2007 and a $3.4 million decrease in deferred tax assets in fiscal 2006.
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
     At June 30, 2008, the cumulative amount of undistributed foreign earnings was approximately $48.3 million. Income taxes have not been provided on this undistributed income because we intend to reinvest these earnings in our overseas operations. It is not practicable to estimate the amount of income taxes payable on the earnings that are permanently reinvested in foreign operations.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Reconciliation of the U.S. statutory income tax rate on continuing operations to our effective tax rate is shown below:

	Year Ended June 30,
	2008		2007		2006
		Effective		Effective		Effective
	Amount	Rate	Amount	Rate	Amount	Rate
Tax computed at Federal statutory rate	$17,943	35.0%	$9,085	35.0%	$11,557	35.0%
(Decrease) increase resulting from:
Benefit from extraterritorial income exclusion	—	—	(373)	(1.4)	(1,173)	(3.5)
State income taxes, net of Federal income tax benefit	780	1.5	1,018	3.9	1,055	3.2
Rate differential on foreign income	(487)	(1.0)	(1,237)	(4.7)	(1,973)	(6.0)
Domestic manufacturing deduction	(622)	(1.2)	(146)	(0.6)	(93)	(0.3)
Research and development credit, net	(169)	(0.3)	(355)	(1.4)	(248)	(1.0)
Repatriation of foreign earnings	—	—	—	—	175	0.8
Special dividend income	(67)	(0.1)	(48)	(0.2)	(1,108)	(3.4)
Other	110	0.2	(282)	(1.1)	97	0.3

Total income taxes	$17,488	34.1%	$7,662	29.5%	$8,289	25.1%

     The adjustment reflected in the above table for the special dividend income in fiscal 2008, 2007 and 2006 reflects the favorable effect of the Federal dividends received deduction.
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

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     The tax effects of the major items recorded as deferred tax assets and liabilities are:

	June 30,
	2008	2007
Deferred Tax Assets:
Inventories	$2,966	$5,044
Accounts receivable	552	623
Foreign and state tax credits	2,229	2,585
Unrealized foreign exchange losses	455	140
Supplemental executive retirement plan	6,979	7,385
Tax loss carryforwards	6,300	3,765
Benefit plan adjustments	5,268	4,138
Asset write-downs	1,792	1,865
Accrued expenses	546	1,545
Unrealized losses on available-for-sale securities	—	178
Other	1,453	957

Deferred tax assets before valuation allowance	28,540	28,225
Valuation allowance	(4,446)	(4,855)

Deferred tax assets after valuation allowance	24,094	23,370

Deferred Tax Liabilities:
Accelerated depreciation	11,942	10,780
Unrealized gains on available-for-sale securities	167	—
Acquisition intangibles	—	1,024
State income taxes	—	261
Accrued insurance	966	1,064
Defined benefit plans	6,849	2,780
Other	2,188	1,108

Deferred tax liabilities	22,112	17,017

Net deferred tax assets	$1,982	$6,353

      Our consolidated balance sheet at June 30, 2008 includes the following deferred tax balances: current deferred tax asset of $2.5 million; noncurrent deferred tax asset of $1.3 million (reflected in other assets); current deferred tax liability of $0.3 million (reflected in accrued expenses); and noncurrent deferred tax liability of $1.4 million (reflected in other liabilities).
     At June 30, 2008, we had total net operating loss carryforwards of $78.0 million ($7.8 million foreign and $70.2 million state tax net operating loss carryforwards). The tax effect of the operating loss carryforwards was $6.3 million ($2.6 million foreign and $3.7 million state). Most of the foreign tax loss carryforwards may be carried forward indefinitely ($3.0 million expire during the 2016 through 2023 time period). The benefits from state tax carryforwards expire during the period 2009 through 2026. An insignificant amount of these carryforwards expire in the next 3 years. We also have $3.4 million of gross credit carryforwards of state research and development tax credits as of June 30, 2008. The benefits of the state credits expire during the period 2011 through 2015.
     We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. We recorded a valuation allowance at June 30, 2008 and 2007 of $4.4 million and $4.9 million, respectively, against the foreign and state tax net operating loss carryforwards and for 2007 a portion of the state research and development tax credits.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     The valuation allowance decreased by $0.5 million during fiscal 2008, due to a net increase in foreign and state tax net operating loss carryforwards and a decrease in the portion of state tax credits that are more likely than not to expire before utilization. The valuation allowance increased by $1.5 million during fiscal 2007, due to the net increase in foreign and state tax net operating loss carryforwards and the portion of state research and development tax credits that are more likely than not to expire before utilization.
     At June 30, 2008, the total amount of unrecognized tax benefits was $10.9 million. Of this total, $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $0.9 million at June 30, 2008 and $1.1 million at July 1, 2007. The total amount of interest and penalties recognized in our consolidated statements of earnings during fiscal 2008, 2007 and 2006 was $0.4 million, $10 thousand and $2 thousand, respectively.
     Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48. We have elected to retain our existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continue to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of our income tax provision or benefit.
     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of June 30, 2008 was as follows:

Balance at July 1, 2007	$7,643
Additions based on tax positions related to the current year	4,319
Additions for tax positions of prior years	2,189
Reductions for tax positions of prior years	(489)
Reductions due to lapse of applicable statute of limitations	(2,748)
Audit settlements paid during fiscal 2008	—

Balance at June 30, 2008	10,914
Interest and penalties	923

Total balance at June 30, 2008	$11,837

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

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     The U.S. statutory period has expired for the fiscal years through 2004, and is open for subsequent periods. Currently, our tax returns are being examined by the Internal Revenue Service for fiscal 2005 through 2007 and the State of New Jersey for fiscal 2001 through 2006. In four other state jurisdictions, we have been notified of an intent to audit. For the remaining states, our fiscal 2004 through 2007 tax returns remain open for examination by the tax authorities under a general four year statue of limitations. Our foreign tax returns generally remain open for examination from fiscal 2005 through 2007 under a general three year statute of limitations.
     Currently we do not expect the total amount of unrecognized tax benefits will significantly increase or decrease within the next year.
9. Other Liabilities

	June 30,
	2008	2007
Noncurrent benefit plans liabilities	$17,807	$20,714
Noncurrent FIN 48 income tax liability	4,786	—
Noncurrent deferred income	649	1,152
Noncurrent deferred taxes	1,399	1,134
Other noncurrent liabilities	1,195	2,220

	$25,836	$25,220

10. Stock-Based Awards
     We maintain the following equity incentive plans:
•	The 2005 Equity Incentive Plan (“2005 Plan”), approved by stockholders in December 2005, authorized 1,200,000 shares covering several different types of awards, including stock options, performance shares, performance units, stock appreciation rights, restricted shares and deferred shares.
•	The Amended and Restated 1995 Employee Stock Option Plan covering 4,150,000 shares of common stock.

•	The Amended and Restated Non-Employee Director Plan covering 150,000 shares of common stock. Under the provisions of SFAS 123(R), members of the Board of Directors are considered employees.
     The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of the Board of Directors, and must be exercised within ten years from date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period based on fair values, generally four years.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Stock-based compensation expense in fiscal 2008, 2007 and 2006 was recorded in the consolidated statements of earnings as follows:

	Year Ended June 30,
	2008	2007	2006
Continuing operations
Cost of sales	$24	$5	$3
Research and development expense	108	71	45
Selling, general and administrative expense	862	411	373

Total stock-based compensation expense	$994	$487	$421

Total stock-based compensation expense, net of tax	$594	$288	$249

Discontinued operations
Net (loss) earnings from discontinued operations	$668	$123	$81

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

	Year Ended June 30,
	2008	2007	2006
Expected dividend yield	*	4.00%	2.22%
Expected volatility	*	27%	29%
Risk-free interest rate	*	4.62%	4.63%
Expected life	*	4.8 Years	4.9 Years

*	Not applicable. There were no stock options granted during fiscal 2008.
      Stock Options
     On May 5, 2008, in connection with the sale of the PM business, the Board of Directors approved the accelerated vesting of all unvested stock options outstanding for those employees who would be transferred upon the sale closing. Options to purchase 62,600 shares became exercisable immediately. In addition, the Board of Directors approved a plan for the net cash settlement of all stock options outstanding and exercisable for the PM employees. The net cash settlement of options to purchase 159,300 shares was $770 thousand, of which $342 thousand was recognized as an incremental expense to the Black-Scholes grant date fair value cost for those options. The additional compensation expense, net of tax, is reflected in net loss from discontinued operations on our consolidated statement of earnings for fiscal 2008.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Changes in our stock options were as follows:

	Year Ended June 30,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at July 1	1,741,161	$32.47	2,040,626	$32.47	2,477,153	$31.73
Granted	—	—	167,250	33.91	176,100	35.85
Exercised	(459,510)	32.28	(152,861)	28.97	(475,095)	29.10
Settled	(159,300)	35.67	—	—	—	—
Forfeited/Expired	(76,851)	35.00	(313,854)	34.93	(137,532)	35.13

Outstanding at June 30	1,045,500	$31.87	1,741,161	$32.47	2,040,626	$32.47

Vested and expected to vest at June 30	1,038,681	$31.85	1,700,212	$32.41	2,017,132	$32.43

Exercisable at June 30	996,063	$31.69	1,534,136	$32.17	1,876,484	$32.22

     At June 30, 2008, there were 1,761,817 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares. We anticipate that shares repurchased will offset shares to be issued for the stock-based awards and reduce the dilutive impact of the share-based activity. However, since the timing and amount of future repurchases is not known, we cannot estimate the number of shares expected to be repurchased during fiscal 2009.
     The weighted average remaining contractual term was approximately 4.3 years for stock options outstanding, approximately 4.1 years for stock options exercisable and 4.3 years for stock options vested and expected to vest as of June 30, 2008. The weighted average fair value of options granted was $6.89 in fiscal 2007 and $9.64 in fiscal 2006. As noted above, there were no stock options granted during fiscal 2008.
     The total intrinsic value (the excess of the market price over the exercise price) was approximately $15.8 million for stock options outstanding, $15.2 million for stock options exercisable and $15.7 million for stock options vested and expected to vest as of June 30, 2008. The total intrinsic value for stock options exercised was approximately $4.0 million in fiscal 2008, $1.1 million in fiscal 2007 and $3.9 million in fiscal 2006.
     The amount of cash received from the exercise of stock options was approximately $14.7 million and the related tax benefit was approximately $1.2 million in fiscal 2008.
     SFAS 123(R) requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, we classified $1.3 million, $0.4 million and $1.4 million of excess tax benefits as financing cash flows in fiscal 2008, 2007 and 2006, respectively.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2008.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Options	Contractual Life	Price	Options	Price
$22.49 — $28.53	43,850	5.03	$26.97	43,850	$26.97
$28.67	500,000	3.64	$28.67	500,000	$28.67
$28.80 — $41.58	501,650	4.90	$35.50	452,213	$35.49

	1,045,500	4.30	$31.87	996,063	$31.69

     As of June 30, 2008, unrecognized stock-based compensation expense related to stock options was approximately $0.8 million and is expected to be recognized over a weighted average period of 2.0 years.
      Restricted Stock
     The following table summarizes restricted stock activity under the 2005 Plan during fiscal 2008, 2007 and 2006.

	Year Ended June 30,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price
Nonvested at July 1	3,908	$35.84	13,937	$35.88	—	$—
Granted	79,917	33.91	3,908	35.84	13,937	35.88
Vested	(9,178)	34.19	—	—	—	—
Forfeited	(9,960)	33.22	(13,937)	35.88	—	—

Nonvested at June 30	64,687	$34.09	3,908	$35.84	13,937	$35.88
     As of June 30, 2008, unrecognized stock-based compensation expense related to nonvested awards was approximately $1.7 million and is expected to be recognized over a weighted average period of 3.1 years.
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

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
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
      Stock Repurchase Programs
     On September 12, 2006, the Board of Directors approved the adoption of a stock repurchase program authorizing an additional $40 million for future purchases of our common stock. Through June 30, 2008, there were no stock repurchases under this program. Currently, we have $1.1 million remaining and available from the stock repurchase program authorized by the Board of Directors on May 16, 2001. Under this previous program, we have acquired 1,017,105 shares through June 30, 2008 at a cost of $38.9 million. There is no expiration date on the current programs.
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
11. Segment Information
     We develop, manufacture and sell medical devices in two reportable segments, Cardiac Assist Products and Vascular Products.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     The Cardiac Assist Products segment includes intra-aortic balloon pumps and catheters that are used in the treatment of cardiovascular disease, endoscopic vessel harvesting products that provide a less-invasive alternative to surgical harvesting of blood vessels for use in coronary bypass and the Safeguard assisted pressure device.
     The Vascular Products segment sells a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery, peripheral vascular stent products and stent grafts. The peripheral vascular products are used by vascular surgeons and interventional radiologists for the treatment of peripheral arterial disease.
     Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue.

	Cardiac		Corporate
	Assist	Vascular	and
	Products	Products	Other (a)	Consolidated
Year ended June 30, 2008
Net sales to external customers	$189,316	$40,333	$1,266	$230,915
Operating earnings (loss)	$38,350	$(224)	$(920)	$37,206
Assets	$127,303	$83,537	$312,898	$523,738
Long-lived asset expenditures	$4,959	$2,080	$6,447	$13,486
Depreciation and amortization	$7,672	$1,779	$8,457	$17,908

Year ended June 30, 2007
Net sales to external customers	$178,321	$33,484	$1,186	$212,991
Operating earnings (loss) (b)	$33,576	$(2,878)	$(7,917)	$22,781
Assets	$126,825	$62,103	$187,228	$376,156
Long-lived asset expenditures	$2,360	$3,682	$9,197	$15,239
Depreciation and amortization	$7,526	$1,482	$12,480	$21,488

Year ended June 30, 2006
Net sales to external customers	$164,782	$30,147	$1,587	$196,516
Operating earnings (loss)	$29,405	$(1,107)	$(383)	$27,915
Assets	$112,188	$60,309	$203,183	$375,680
Long-lived asset expenditures	$3,536	$1,944	$5,858	$11,338
Depreciation and amortization	$7,585	$1,166	$11,782	$20,533

(a)	Net sales of life science products by Genisphere are included within Corporate and Other. Assets within Corporate and Other include cash, investments, property, plant and equipment, net, including the corporate headquarters, cash surrender value of officers’ life insurance and assets related to the PM and IP discontinued businesses. Corporate and Other includes long-lived asset expenditures and depreciation and amortization expense for the PM and IP discontinued businesses. Segment SG&A expenses include fixed corporate G&A allocated charges.

(b)	Operating earnings for the Cardiac Assist Products segment includes special charges of $1.1 million in fiscal 2007. Operating loss for the Vascular Products segment includes special charges of $1.1 million in fiscal 2007. Operating loss for Corporate and Other includes special charges of $6.5 million in fiscal 2007.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Reconciliation to earnings from continuing operations before income taxes:

	Year Ended June 30,
	2008	2007	2006
Consolidated operating earnings	$37,206	$22,781	$27,915
Interest income, net	2,614	2,443	1,997
Dividend income	—	196	4,523
Gain on sale of investments	13,173	1,273	—
Other, net	(1,727)	(737)	(1,414)

Earnings from continuing operations before income taxes	$51,266	$25,956	$33,021

     The following table presents net sales by segment for continuing operations:

	Year Ended June 30,
	2008	2007	2006
Cardiac Assist Products	$189,316	$178,321	$164,782
Vascular Products	40,333	33,484	30,147
Genisphere	1,266	1,186	1,587

Total	$230,915	$212,991	$196,516

     The following table presents net sales from continuing operations based on the geographic location of the external customer. No individual foreign country accounted for more than 10% of our worldwide sales in fiscal 2008, 2007 and 2006.

	Year Ended June 30,
	2008	2007	2006
United States	$98,758	$102,503	$96,586
Foreign countries	132,157	110,488	99,930

Total	$230,915	$212,991	$196,516

     The following table presents long-lived assets for continuing operations by geographic location:

	June 30,
	2008	2007	2006
United States	$83,076	$68,131	$70,657
Foreign countries	29,805	13,076	7,728

Total	$112,881	$81,207	$78,385

     12. Retirement Benefit Plans
     We have various retirement benefit plans covering substantially all U.S. and international employees. Total expense for the domestic and international retirement plans was $6.9 million in fiscal 2008, $6.8 million in fiscal 2007 and $7.6 million in fiscal 2006. Below is a further description of our retirement benefit plans.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
      Defined Benefit Pension Plans — U.S. and International
     We have a defined benefit pension plan designed to provide retirement benefits to eligible U.S. employees. U.S. pension benefits are based on years of service, compensation and the primary social security benefits. Funding for the U.S. plan is within the range prescribed under the Employee Retirement Income Security Act of 1974. Retirement benefits for the international plans are based on years of service, final average earnings and social security benefits. Funding policies for the international plans are based on local statutes and any assets are invested in guaranteed insurance contracts.
     Supplemental Executive Retirement Plans (SERP)
     We have noncontributory, unfunded supplemental defined benefit retirement plans (“SERP”) for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, and certain former key officers. Life insurance has been purchased to recover a portion of the net after tax cost for these SERPs. Under SFAS 87, Employers’ Accounting for Pensions, the life insurance policies do not qualify as plan assets. Accordingly, the cash surrender values of the policies are not considered when determining the funded status of these SERPs. The assumptions used to develop the supplemental pension cost and the actuarial present value of the projected benefit obligation are reviewed annually.
     A summary of Mr. Saper’s SERP, as amended, is as follows:
•	Mr. Saper is entitled to receive a lifetime pension of up to 60% of his average earnings for the three-year period in which Mr. Saper’s compensation was greatest of the ten years immediately preceding his retirement.

•	The SERP will not be less than the value of the benefit that would have been payable had his retirement occurred at age 65.

•	The expected annual SERP payment to Mr. Saper commencing at a presumed retirement age of 81, based on the above plan would be $3.1 million.

•	The plan provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a split-dollar agreement between us, Mr. Saper and a trust for the benefit of Mr. Saper’s family.
     The SERP expense for Mr. Saper recognized in the consolidated financial statements was $1.2 million in fiscal 2008, $1.1 million in fiscal 2007 and $0.9 million in fiscal 2006.
     The SERP covering certain former key officers provides a pension at age 65, for up to 15 years, based on a predetermined earnings level for the five-year period prior to retirement. The SERP for one former officer provides a lifetime retirement benefit. The SERP expense for these executives recognized in the consolidated financial statements was $0.1 million in fiscal 2008, $0.2 million in fiscal 2007 and $0.3 million in fiscal 2006.
     Post-Retirement Medical Benefits Plan
     In addition to the SERP, we have a noncontributory, unfunded post-retirement medical benefits plan for Mr. Saper. The post-retirement medical plan provides certain lifetime medical benefits to Mr. Saper and his wife upon the termination of Mr. Saper’s employment with us. The expense recognized in the consolidated financial statements was $22 thousand in fiscal 2008 and $18 thousand in fiscal 2007 and 2006.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Defined Contribution Plans
     We have defined contribution savings and supplemental retirement plans for U.S. employees and certain international employees. The plans provide an incentive to employees to save and invest regularly for their retirement. In the U.S. we maintain a 401(k) savings and supplemental retirement plan for eligible U.S. employees. The contributions are based on matching 50% of participating employees’ contributions up to a maximum of 6% of compensation. The provisions for the international defined contribution plans vary by local country. The total expense under these plans was $1.9 million for fiscal 2008 and 2007 and $1.7 million for fiscal 2006.
     Adoption of New Accounting Standard
     On June 30, 2007, we adopted the provisions of SFAS 158. The incremental impact of applying SFAS 158 to our consolidated balance sheet as of June 30, 2007, was to reduce our total stockholders’ equity by $5.1 million, primarily due to the recognition of previously unrecognized actuarial losses that are now required to be recognized within accumulated other comprehensive loss, net of tax. The following table sets forth the incremental effect of applying SFAS 158 to individual line items in our consolidated balance sheet as of June 30, 2007.

		SFAS 87/88
	Before	Minimum		After
	SFAS 87/88/158	Pension Liability	SFAS 158	SFAS 87/88/158
	Adjustments	Adjustments	Adjustments	Adjustments
Prepaid expenses and other current assets	$18,809	$—	$(7,642)	$11,167
Other assets, including non-current deferred taxes	31,398	(1,332)	4,831	34,897
Accrued expenses	17,612	—	49	17,661
Other liabilities	26,022	(3,018)	2,216	25,220
Accumulated other comprehensive loss	(824)	1,686	(5,076)	(4,214)

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Net Periodic Benefit Costs
     The components of net periodic benefit costs of the U.S. and International defined benefit pension plans, the SERP and the post-retirement medical benefits plan include the following:

	Year Ended June 30,
	2008	2007	2006	2008	2007	2006
	U.S. and International			SERP
Net Periodic Benefit Costs
Service cost	$2,531	$2,700	$3,240	$376	$350	$387
Interest cost	4,415	4,069	3,714	1,057	1,000	829
Expected return on assets	(4,269)	(3,697)	(3,326)	—	—	—
Amortization of:
Net loss	301	521	1,168	12	9	23
Unrecognized prior service cost	(43)	12	13	(95)	(75)	(75)
Special termination benefits (a)	551	—	—	—	—	—
Curtailment loss (b)	83	14	—	—	—	—

Net periodic benefit costs	$3,569	$3,619	$4,809	$1,350	$1,284	$1,164

(a)	In the fourth quarter of fiscal 2008, we recognized a special termination benefits expense related to U.S. workforce reductions as a result of the sale of the PM business.

(b)	In the fourth quarter of fiscal 2008, we recognized a curtailment loss related to U.S. and International workforce reductions as a result of the sale of the PM business. In the second quarter of fiscal 2007, we recognized a curtailment loss related to U.S. workforce reductions in the Interventional Products and Patient Monitoring businesses.

	Year Ended June 30,
	2008	2007	2006
	Post-Retirement Medical
Net Periodic Benefit Costs
Service cost	$—	$—	$—
Interest cost	15	12	11
Expected return on assets	—	—	—
Amortization of:
Net loss	3	1	2
Unrecognized prior service cost	4	5	5

Net periodic benefit costs	$22	$18	$18

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Obligations and Funded Status
     The following table shows the changes in fiscal 2008 and 2007 in the projected benefit obligation, plan assets and funded status of the U.S. and International defined benefit pension plans, the SERP and the post-retirement medical benefits plan:

	Year Ended June 30,
	2008	2007	2008	2007
	U.S. and International		SERP
Change in Projected Benefit Obligation
Pension benefit obligation at beginning of year	$67,655	$62,084	$18,306	$16,113
Service cost	2,531	2,700	376	350
Interest cost	4,415	4,069	1,057	1,000
Foreign exchange impact	499	171	—	—
Employee contributions	64	48	—	—
Plan amendments	—	(1,186)	—	—
Special termination benefits	551	—	—	—
Curtailment	(2,151)	(388)	—	—
Actuarial (gain) loss	(4,309)	1,406	(1,835)	1,078
Benefits paid	(1,400)	(1,249)	(234)	(235)

Pension benefit obligation at end of year	$67,855	$67,655	$17,670	$18,306

Accumulated benefit obligation at end of year	$64,563	$61,601	$17,670	$18,306

Change in Plan Assets
Fair value of plan assets at beginning of year	$66,513	$56,179	*	*
Actual return on assets	5,468	3,952	*	*
Foreign exchange impact	751	231	*	*
Employer contributions	13,423	7,352	*	*
Employee contributions	64	48	*	*
Benefits paid	(1,400)	(1,249)	*	*

Fair value of plan assets at end of year	$84,819	$66,513	*	*

*	Not applicable.

	Year Ended June 30,
	2008	2007	2008	2007
	U.S. and International		SERP
Funded Status at June 30,
Fair value of plan assets	$84,819	$66,513	$—	$—
Pension benefit obligation	67,855	67,655	17,670	18,306

Funded status-plan assets less than benefit obligation	$16,964	$(1,142)	$(17,670)	$(18,306)

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

	Year Ended June 30,
	2008	2007
	Post-Retirement Medical
Change in Projected-Benefit Obligation
Benefit obligation at beginning of year	$232	$191
Service cost
Interest cost	15	12
Plan amendments	—	—
Actuarial (gain) loss	(38)	29

Benefit obligation at end of year	$209	$232

Accumulated benefit obligation at end of year	$209	$232

Funded Status at June 30,
Benefit obligation	$209	$232
Fair value of plan assets	—	—

Funded status-plan assets less than benefit obligation	$(209)	$(232)

     The favorable change in the funded status of our U.S. and International defined benefit pension plans in the aggregate as of June 30, 2008 was primarily due to higher employer contributions, the curtailment resulting from the sale of the PM business, the increase in the discount rate used to calculate the net periodic benefit cost and the higher actual return on plan assets earned in fiscal 2008 as compared to fiscal 2007.
     The following are recognized in the consolidated balance sheets:

	Year Ended June 30,
	2008	2007	2008	2007
	U.S. and International		SERP
Current benefit liability	$—	$—	$(235)	$(227)
Non-current benefit liability	(163)	(2,403)	(17,435)	(18,079)
Non-current pension asset	17,127	1,261	—	—

Funded status	$16,964	$(1,142)	$(17,670)	$(18,306)

	2008	2007
	Post-Retirement Medical
Current benefit liability	$—	$—
Non-current benefit liability	(209)	(232)
Non-current pension asset	—	—

Funded status	$(209)	$(232)

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     The components of the amount recognized in accumulated other comprehensive loss (income) in the consolidated balance sheet at June 30, 2008 were as follows:

	U.S. and		Post-Retirement
	International	SERP	Medical
Net actuarial loss (gain)	$1,447	$(26)	$65
Prior service (credit) cost	(1,121)	(26)	26

Accumulated other comprehensive loss (income), gross	$326	$(52)	$91

Accumulated other comprehensive loss (income), net of tax	$32	$(31)	$54

     The following table presents the amount in accumulated other comprehensive loss (income) expected to be amortized into net periodic benefit costs for fiscal 2009.

	U.S. and		Post-Retirement
	International	SERP	Medical
Net actuarial (gain) loss	$(3)	$11	$1
Prior service (credit) cost	(52)	(28)	4

Total	$(55)	$(17)	$5

Plan Assumptions
     Weighted average assumptions used in developing the benefit obligations and net periodic benefit cost for the U.S. and International defined benefit pension plans were as follows:

	2008	2007	2006
Benefit Obligation
Discount rate	7.18%	6.43%	6.50%
Rate of compensation increase	4.47%	4.50%	4.50%
Expected return on plan assets	5.58%	6.04%	6.30%

	2008	2007	2006
Net Periodic Benefit Cost
Discount rate	6.53%	6.18%	5.50%
Rate of compensation increase	4.49%	4.50%	4.50%
Expected return on plan assets	6.15%	6.40%	6.50%
     The measurement date for the defined benefit pension plans and the SERP is June 30, the end of the fiscal year.
     The healthcare cost trend rate for our post-retirement medical benefit plan was 8.00% at June 30, 2008. The trend rate is expected to decline to 4.75% by the year 2013. A one-percentage-point change in assumed healthcare cost trend rates would not have a material effect on our financial statements.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     U.S. Plan Asset Allocation and Investment Guidelines
     The percentages of the fair value of plan assets allocated at June 30, 2008 and 2007 by asset category and the weighted average target allocations for fiscal 2009 for the U.S. defined pension plan are as follows:

	June 30,
	2009	2008	2007
Asset Category	Target Allocation	Percentage of Plan Assets
Small Capitalization Equities (a)	10.0%	7.7%	8.1%
Fixed Income Bonds — Corporate	15.0%	11.7%	14.6%
Fixed Income Bonds — Government	75.0%	73.6%	75.7%
Cash	0.0%	7.0%	1.6%

	100.0%	100.0%	100.0%

(a)	Represents investment in our common stock of $6.2 million and $5.0 million (131,000 shares) at June 30, 2008 and 2007, respectively.
     The expected long-term rate of return of 5.7% for the U.S. plan is calculated by using the target allocation and expected returns for each asset class in the table above.
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
     Expected benefit payments under the U.S. and International defined benefit pension plans, the SERP and the post-retirement medical benefits plan over future years are as follows:

	U.S. and		Post-Retirement
Fiscal Year	International	SERP	Medical
2009	$2,107	$242	$—
2010	2,336	3,114	22
2011	2,511	2,919	24
2012	2,732	2,714	25
2013	2,993	2,502	26
2014 — 2018	20,007	9,228	72

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     The expected employer contribution to the U.S. defined benefit pension plan in fiscal 2009 is between $0 million (minimum regulatory requirement) and $40.0 million (maximum contribution). No decision has been made at this time on the fiscal 2009 contribution.
13. Commitments and Contingencies
     Leases
     Future minimum rental commitments under non-cancelable operating leases are as follows:

Fiscal Year
2009	$3,529
2010	2,708
2011	1,452
2012	535
2013	297
Thereafter	—

Total future minimum rental payments	$8,521

     Total rent expense was approximately $4.1 million in fiscal 2008, $4.6 million in fiscal 2007 and $4.2 million in fiscal 2006. Certain of our leases contain purchase and/or renewal options.
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
     The Public Prosecutor’s Office in Darmstadt, Germany is conducting an investigation of current and former employees of one of our German subsidiaries. The investigation concerns marketing practices prior to February 2003 under which benefits were provided to customers of the subsidiary. We cooperated with the police portion of the investigation that has now been concluded with the filing of a report of the findings with the prosecutor’s office in April 2007. The prosecutor is reviewing the report to determine how he will proceed. We cannot predict at this time what the outcome of the prosecutor’s review will be, although we do not believe that it will have a material adverse effect on our business or consolidated financial statements.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     On March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They allege that our ProLumen Rotational Thrombectomy System infringes one or more claims of their U.S. patents 5,766,191 and 6,824,551. We have filed an answer denying such infringement and discovery has been completed. On October 13, 2006, Johns Hopkins and Arrow filed a second complaint based upon their newly issued U.S. patent 7,108,704 claiming our ProLumen device infringes one or more claims of this patent. The parties have agreed that this matter should be consolidated with the first case and the consolidation has taken place. A jury trial took place in late June 2007 that resulted in a finding that the ProLumen product infringed one or more claims of each of the three patents, that we owed approximately $690 thousand in damages to the plaintiffs and an injunction was issued precluding us from further selling the ProLumen product. We have filed a Notice of Appeal regarding the lower court’s decision. The appeal has been briefed and was argued before the United States Court of Appeals for the Federal Circuit on April 8, 2008, and we are awaiting a decision. We believe we will be successful on appeal in overturning the lower court’s findings and, therefore, an accrual for the royalty liability has not been recorded and no impairment of the assets related to ProLumen has been taken.
      Credit Arrangements
     We had available unsecured lines of credit at June 30, 2008 totaling $100.2 million, with interest payable at LIBOR-based rates determined by the borrowing period. At June 30, 2008, we had no outstanding borrowings. Of the total available, $25 million expires in October 2008 and $50 million expires in March 2009. These lines are renewable annually at the option of the banks, and we plan to seek renewal. We also had $25.2 million in lines of credit with no expiration date. At June 30, 2007, we had available unsecured lines of credit totaling $99.5 million, with interest payable at LIBOR-based rates determined by the borrowing period.
      Purchase Commitments
     We had $4.7 million in non-cancelable purchase commitments as of June 30, 2008. This amount includes commitments for inventory and capital expenditures that meet our projected requirements and are in the normal course of business.
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

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Changes in accrued warranty for the years ended June 30, 2008, 2007 and 2006 were as follows:

	Year Ended June 30,
	2008	2007	2006
Warranty reserve at the beginning of the year	$250	$350	$300
Warranties for discontinued operations divested during the year	(225)	—	—
Warranties accrued during the year	50	79	389
Warranties settled during the year	(35)	(179)	(339)

Warranty reserve at the end of the year	$40	$250	$350

     The warranty reserve at June 30, 2008 is included in accrued expenses on our consolidated balance sheet.
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
14. Special Charges
     Fiscal 2007
     Workforce Reductions in the European Sales Organization, Corporate and Genisphere
          In fiscal 2007, we reduced the workforce in the European sales organization, Genisphere and Corporate and recorded a charge of $4.7 million for severance, settlement and other termination benefits. The workforce reductions resulted primarily from the merger of the European sales organization and outsourcing the corporate legal and internal audit functions. All of the terminated employees left the Company by the end of fiscal 2007.
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

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
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
     The special charges in fiscal 2007 for the continuing operations are reflected in the following segments:

Cardiac Assist Products	$1.1 million
Vascular Products	$1.1 million
Corporate and Other	$6.5 million
15. Quarterly Financial Data (Unaudited)

	Year Ended June 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$48,015	$59,234	$60,331	$63,335	$230,915

Gross profit	$31,298	$38,375	$39,898	$41,331	$150,902

Net earnings from continuing operations	$11,869	$5,353	$8,976	$7,580	$33,778

Net (loss) earnings from discontinued operations	$(77)	$1,736	$113	$(5,316)	$(3,544)

Net gain on sale of discontinued operations	$—	$—	$—	$76,672	$76,672

Net earnings	$11,792	$7,089	$9,089	$78,936	$106,906

Net earnings per share from continuing operations, basic	$0.77	$0.35	$0.58	$0.48	$2.19

Net earnings per share from continuing operations, diluted	$0.76	$0.35	$0.58	$0.48	$2.16

	Year Ended June 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$49,591	$50,984	$55,826	$56,590	$212,991

Gross profit	$32,879	$33,079	$35,749	$37,136	$138,843

Net earnings from continuing operations	$5,527	$5,289	$5,589	$1,889	$18,294

Net (loss) earnings from discontinued operations	$(994)	$(1,954)	$2,272	$(153)	$(829)

Net earnings	$4,533	$3,335	$7,861	$1,736	$17,465

Net earnings per share from continuing operations, basic	$0.36	$0.35	$0.37	$0.12	$1.20

Net earnings per share from continuing operations, diluted	$0.35	$0.34	$0.36	$0.12	$1.19

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
     Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.
16. Earnings Per Share
     The computation of basic and diluted net earnings per share is shown in the table below.

	Year Ended June 30,
	2008	2007	2006

Net earnings	$106,906	$17,465	$25,843

Weighted average number of common shares outstanding, basic	15,441	15,244	14,974
Effect of dilutive stock awards	176	143	322

Weighted average number of common shares outstanding, diluted	15,617	15,387	15,296

Net earnings per share, basic	$6.92	$1.15	$1.73

Net earnings per share, diluted	$6.85	$1.14	$1.69

     At June 30, 2008, 2007 and 2006, common shares related to options outstanding under the Company’s stock option plans amounting to 344 thousand, 646 thousand and 766 thousand, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.
17. Related Party Transactions
     At June 30, 2007, we had a preferred stock investment of $5.0 million in Masimo Corporation, a supplier to our Patient Monitoring business. We purchased $11.6 million of product from Masimo Corporation during fiscal 2007 and $10.0 million in fiscal 2006. On August 13, 2007, Masimo Corporation completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million.
     In fiscal 2002, we advanced Mr. Saper $260 thousand for payment of a club membership deposit. Mr. Saper will repay such amount upon the termination of Mr. Saper’s membership in the club or, if earlier, upon the termination of Mr. Saper’s employment with the Company.
     In fiscal 2000, we loaned $200 thousand to Boris Leschinsky, Vice President of Technology. The promissory note requires annual payments of $20 thousand plus interest, based on an annual rate of eight percent with the final payment due on June 8, 2010. The principal balance at June 30, 2008 was $40 thousand.

DATASCOPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)
18. Subsequent Event
     On August 6, 2008. we completed the sale of assets of our vascular closure business, including assets related to our VasoSeal®, On-Site™ and X-Site® devices and our collagen operation to St. Jude Medical, Inc. We received $21.0 million at closing and will receive an additional $3.0 million upon the expiration of an 18 month indemnification period.

DATASCOPE CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
		Charged to	Charged to	Deductions
	Balance at	Costs	Other	from		Balance at
	Beginning	and	Accounts	Reserves-		Close of
Description	of Period	Expenses	Describe	Describe		Period
	(Dollars in thousands)

Year Ended June 30, 2008
Allowance for doubtful accounts	$2,603	$609	$—	$435	(A)	$2,777

Year Ended June 30, 2007
Allowance for doubtful accounts	$2,301	$456	$—	$154	(A)	$2,603

Year Ended June 30, 2006
Allowance for doubtful accounts	$2,279	$461	$—	$439	(A)	$2,301

(A)	Write-offs

S-1