Form 10-K/A
period 2008-06-30
DATASCOPE CORP
filed 2008-10-28
CIK 27096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2007 was approximately $472 million. As of October 21, 2008, there were 15,900,677 outstanding shares of the registrant’s common stock.

Explanatory Note
     Datascope Corp. (the “Company” or “Datascope”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended June 30, 2008, as originally filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2008 (the “Original Form 10-K”), to provide the information required in Part III of the Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Form 10-K/A amends and restates, in their entirety, Items 10 through 14 of Part III and Item 15 of Part IV, of the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, except as described above, does not modify or update our previously reported financial results or other disclosures in the Original Form 10-K.
     The information in Part III referred to above was to be incorporated into our Original Form 10-K by reference to our definitive proxy statement. Our proxy statement will not, however, be filed with the SEC within 120 days after the end of our fiscal year, June 30, 2008, and we are therefore filing this Form 10-K/A so that such information is incorporated within the required time period.
     We are also revising Item 15 to incorporate by reference the exhibits we filed with our Original Form 10-K and to include Exhibits 31.1, 31.2 and 32.1, the certifications of our principal executive officer and principal financial officer, which, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, are filed as exhibits to this Form 10-K/A.
DATASCOPE CORP.
FORM 10-K/A (Amendment No. 1)

PART III
Item 10. Directors and Executive Officers of the Registrant
DIRECTORS OF THE COMPANY
     Set forth below are the name, age and principal occupation or employment of each director of Datascope:

Name	Age	Principal Occupation or Employment
Alan B. Abramson (1)	62	Attorney and President of Abramson Brothers, Inc.
David Altschiller (2)	67	Chief Executive Officer of Altschiller Assoc., LLC.
David R. Dantzker, M.D. (3)	65	Partner of Wheatley Partners, L.P.
Robert E. Klatell (4)	62	Director
James. J. Loughlin (5)	65	Director
Lawrence Saper	80	Chairman of the Board and CEO of Datascope Corp.
William W. Wyman (6)	70	Independent Management Consultant

(1)	Mr. Abramson has served as President of Abramson Brothers, Inc. since 1972.

(2)	Mr. Altschiller has served as a consultant to the Company since 1998. Mr. Altschiller ran various advertising agencies as Chief Creative Officer, Chairman and CEO, including Altschiller, Reitzfeld, Inc., Altschiller & Co, and Hill Holliday/Altschiller. Since January 2001, Mr. Altschiller has been the Chief Executive Officer of Altschiller Assoc., LLC.

(3)	Dr. Dantzker has served as a partner at Wheatley Partners, L.P., a New York-based venture capital firm, since January 2001. Prior to serving with Wheatley, Dr. Dantzker served as Chief Executive Officer of Redox Pharmaceuticals Corporation from November 2000 until October 2001. Dr. Dantzker served as President of Long Island Jewish Medical Center from July 1993 to October 1997 and President of North Shore—LIJ Health System from October 1997 until May 2000. Dr. Dantzker was chairman of the board of directors of Versamed, Inc., a private medical supply company and is presently chairman of Oligomerix, a private biopharmaceutical company. He is also a director of Visionsense, Ltd., a private medical technology company, Advanced Biohealing Inc., a private specialty biotechnology company, NoraRay Inc., a private medical technology company, Neuro-Hitech, Inc. (NASD: NHPI), an early stage pharmaceutical company and Comprehensive Neurosciences, a psychiatric care and drug testing company.

(4)	Mr. Klatell served as Chief Executive Officer of DICOM Group plc from December 2005 until his retirement in December 2007. Mr. Klatell served as Executive Vice President of Arrow Electronics, Inc. from July 1995 until December 2003 and served on the Board of Directors of Arrow Electronics, Inc. from May 1989 to December 2003. Mr. Klatell is also Chairman of the Board of Directors and Chairman of the Nominating and Corporate Governance Committee of TTM Technologies, Inc.

(5)	Mr. Loughlin served nearly 40 years with KPMG LLP until his retirement in 2003. From 1995 to 2003, Mr. Loughlin served as a Global Lead Partner in KPMG’s Healthcare Practice. Mr. Loughlin also served as a member of the Board of Directors of KPMG and as chairman of the Pension and Investment Committee of the KPMG Board from 1995 to 2000. He served as a non-Board member of the Pension and Investment Committee thereafter until 2003. Mr. Loughlin is also a member of the Board of Directors of Celgene Corporation and Alfacell Corporation.

(6)	Mr. Wyman has served as an independent management consultant since 1995. Mr. Wyman was a founding partner in the consulting firm, Oliver, Wyman & Company, where he served from 1984 to 1995. Previously, he served as President of the Management Consulting Group at Booz, Allen & Hamilton in a career that began there in 1965. He has served as a director of 13 corporations, and is currently a director of Pegasystems Inc., Allston Holding, LLC, and Dice, Inc.

EXECUTIVE OFFICERS OF THE COMPANY
     The following table sets forth the names, ages and all positions and offices held by Datascope’s present executive officers. Unless otherwise indicated below, each person has held the office indicated for more than five years:

Name	Age	Positions and Offices Presently Held
Lawrence Saper	80	Chairman of the Board of Directors and Chief Executive Officer
Henry M. Scaramelli	55	Vice President, Finance and Chief Financial Officer (1)
Fred Adelman	55	Vice President, Chief Accounting Officer and Treasurer (2)
Nicholas E. Barker	50	Vice President, Corporate Design (3)
Robert O. Cathcart	48	Vice President; President, Interventional Products Division (4)
Timothy J. Krauskopf	47	Vice President, Regulatory and Clinical Affairs (5)
Antonino Laudani	49	Vice President and Chief Operating Officer (6)
Boris Leschinsky	43	Vice President, Technology (7)

(1)	Mr. Scaramelli has been employed by Datascope as Vice President, Finance and Chief Financial Officer since August 2007. From September 2003 to August 2007, Mr. Scaramelli served as Vice President, Corporate Controller and also served as Acting Chief Financial Officer from April 2007 to August 2007. From June 2004 to the present, Mr. Scaramelli served as Acting Vice President of Finance for the Interventional Products Division and InterVascular, Inc. From July 2002 to August 2003, Mr. Scaramelli served as Group Vice President, Finance for the Cardiac Assist Division and InterVascular, Inc. From October 1996 to June 2002, Mr. Scaramelli served as Vice President, Finance for the Cardiac Assist Division.

(2)	Mr. Adelman has been employed by Datascope as Vice President, Chief Accounting Officer since July 2002 and Treasurer since May 22, 2008. From October 1999 to June 2002, he served as Corporate Controller. From July 1983 to October 1999, Mr. Adelman was employed by Datascope as Director of Corporate Accounting.

(3)	Mr. Barker has been employed by Datascope as Vice President, Corporate Design since December 1997.

(4)	Mr. Cathcart has been employed by Datascope as Vice President; President, Interventional Products Division since May 2005. Effective November 8, 2007, Mr. Cathcart has also been serving as Vice President Sales, Cardiac Assist Division (Acting). From November 2004 to April 2005, he served as Vice President; President, Interventional Products/InterVascular Group. From July 2004 to October 2004, Mr. Cathcart served as Group Vice President of Sales for Cardiac Assist, InterVascular and Interventional Products. From October 2001 to June 2004, Mr. Cathcart served as Vice President, Sales for the Cardiac Assist Division.

(5)	Mr. Krauskopf has been employed by Datascope as Vice President, Regulatory and Clinical Affairs since February 2006. Prior to joining Datascope, he served as Senior Vice President for Regulatory and Clinical Affairs for Cardiac Assist, Inc. from March 2002 to December 2005.

(6)	Mr. Laudani has been employed by Datascope as Vice President and Chief Operating Officer since October 21, 2007. He served as Vice President; President of Cardiac Assist and InterVascular from June 2007 to October 20, 2007. From September 2006 to June 2007, he served as President of InterVascular, Inc. and Group Vice President of Cardiac Assist, Interventional Products and Patient Monitoring for Europe, the Middle East and Africa (“EMEA”). From July 2005 to September 2006, he served as President of InterVascular, Inc. and Group Vice President of Cardiac Assist and Interventional Products for EMEA. From February 2005 to June 2005, Mr. Laudani served as Group Vice President for Cardiac Assist, InterVascular and Interventional Products for EMEA. Mr. Laudani served as Group Vice President of Sales for Cardiac Assist, InterVascular and Interventional Products for EMEA from June 2004 to January 2005. From June 2002 to May 2004, Mr. Laudani served as Vice President, Cardiac Assist for EMEA.

(7)	Mr. Leschinsky has been employed by Datascope as Vice President, Technology since July 2005. From August 1990 until June 2005, he served in various engineering positions in the Research and Development Department of the Cardiac Assist Division.
THE BOARD OF DIRECTORS AND BOARD COMMITTEES
          As of the date of this Form 10-K/A, the Board of Directors of Datascope (the “Datascope Board”) has seven directors and maintains an audit committee, a compensation committee and a nominations and corporate governance committee. The current membership and the function of each of these committees are described below. Other than Messrs. Altschiller and Saper, each of our directors is “independent” as defined under the National Association of Securities Dealers, Inc.’s listing standards. Mr. Loughlin is the Lead Independent Director of the Datascope Board.
          During the fiscal year ended June 30, 2008 (“Fiscal 2008”), the Datascope Board held 15 meetings. Each of the directors attended 75% or more of the aggregate number of meetings of the Datascope Board and committees on which he served. Directors are encouraged to attend the Annual Meeting of Stockholders, and all members of the Datascope Board attended Datascope’s Annual Meeting of Stockholders in December 2007. There were also two consents executed outside of the Datascope Board and committee meetings during Fiscal 2008.
          The Datascope Board has an audit committee (the “Audit Committee”) comprised of Messrs. Klatell, Loughlin, Wyman and Dantzker. Each of the members of the Audit Committee is “independent” as defined under the National Association of Securities Dealers, Inc.’s listing standards. The primary functions of the Audit Committee are to monitor the quality and integrity of the audits of Datascope’s financial statements, to monitor the financial reporting process and systems of internal controls regarding finance, accounting and legal and regulatory compliance, to monitor the independence, qualification and performance of Datascope’s independent registered public accounting firm and to provide an avenue of communication between the independent registered public accounting firm, management and the Datascope Board. The Audit Committee also receives information generated by Datascope’s anonymous system for reporting violations of its ethics and business practice policies. The Audit Committee held nine meetings during Fiscal 2008. The Datascope Board has determined that Mr. Loughlin is a financial expert and independent as defined under applicable SEC rules.
          The Datascope Board has a compensation committee (the “Compensation Committee”) comprised of Messrs. Abramson, Klatell and Loughlin. Each of the members of the Compensation Committee is “independent” as defined under applicable National Association of Securities Dealers, Inc.’s listing standards. The primary responsibilities of the Compensation Committee are to discharge the Datascope Board’s responsibilities relating to compensation of executive officers, to produce an annual report on executive compensation for inclusion in Datascope’s proxy statement and to oversee, review and advise the Datascope Board on the adoption of policies that govern Datascope’s compensation, equity and employee benefit plans and programs. The Compensation Committee held ten meetings during Fiscal 2008.
          The Datascope Board has a nominations and corporate governance committee (the “Nominating Committee”) comprised of Messrs. Abramson, Klatell and Wyman. Each of the members of the Nominating Committee is “independent” as defined under applicable National Association of Securities Dealers, Inc.’s listing standards. The primary objectives of the Nominating Committee are to develop and recommend to the Datascope Board a set of effective corporate governance policies and procedures applicable to the Datascope Board, to identify individuals qualified to become members of the Datascope Board and its committees and to recommend to the Datascope Board the nominees to stand for election as directors and to review and recommend compensation of the members of the Datascope Board and its committees. The Nominating Committee recommends candidates based on their business experience, diversity and personal skills in technology, finance, marketing, financial reporting and other areas that are expected to contribute to an effective board of directors. The Nominating Committee employs several methods to identify candidates, which include obtaining recommendations for candidates from members of the Datascope Board and management. The Nominating Committee held three meetings during Fiscal 2008. The Nominating Committee will consider stockholder recommendations for director sent to the Nominating Committee, Datascope Corp., 14 Philips Parkway, Montvale, New Jersey 07645, Attention: Secretary. Any recommendation from a stockholder should include the name, background and qualifications of such candidate and should be accompanied by evidence of such stockholder’s ownership of Datascope’s common stock (the “Common Stock”).
          The charters of the Audit Committee, the Compensation Committee and the Nominating Committee are posted on Datascope’s website at www.datascope.com. The Business Conduct Policy Guide of Datascope, which covers all employees of Datascope, is also posted on Datascope’s website.

          Stockholders who wish to contact an individual director, the Datascope Board or a committee of the Datascope Board should send their correspondence to Datascope Corp., 14 Philips Parkway, Montvale, New Jersey 07645, Attention: Board of Directors. Each communication should specify the applicable addressee or addressees to be contacted as well as the general topic of the communication. Datascope will initially receive and process communications before forwarding them to the addressee. Datascope generally will not forward to the directors a stockholder communication that it determines to be primarily commercial in nature or relates to an improper or irrelevant topic or that requests general information about Datascope.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Section 16(a) of the Exchange Act requires Datascope’s directors and executive officers and persons who beneficially own more than 10% of a registered class of Datascope’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission on a timely basis. Reporting Persons are required to furnish Datascope with copies of all such forms that they file. Based solely on its review of such forms, Datascope believes that all filing requirements applicable to Reporting Persons during and with respect to fiscal year 2008 were complied with on a timely basis other than as follows: (i) on September 11, 2007, Antonino Laudani filed a late Form 4 reporting the grant of 30,000 restricted stock shares on August 22, 2007; (ii) on September 11, 2007, Henry Saramelli filed a late Form 4 reporting the grant of 10,000 restricted stock shares on August 22, 2007; (iii) on January 9, 2008, David Dantzker filed a late Form 4 reporting the receipt of 689 deferred shares that were granted on January 3, 2008; and (iv) on September 18, 2008, Timothy Krauskopf filed a late Form 4 reporting the issuance, on August 4, 2007, of 214 shares of Common Stock in his 401(k) plan and the subsequent sale, on October 4, 2007, of 220 shares of Common Stock.
Item 11. Executive Compensation
The Compensation Committee
          Alan Abramson, Robert Klatell and James Loughlin are the members of the Compensation Committee. Mr. Abramson, who has served on the Compensation Committee for eleven years, is the chairperson of the Compensation Committee. Each member of the Compensation Committee is an independent director as defined under applicable National Association of Securities Dealers, Inc.’s listing standards as well as the charter of the Compensation Committee. The Compensation Committee is appointed by the Datascope Board and is governed by a written charter adopted by the Datascope Board. A copy of the charter is available on Datascope’s website at www.datascope.com.
          The primary responsibility of the Compensation Committee is to review, approve and administer Datascope’s compensation programs and to review and approve the compensation of the executive officers of Datascope, including base salary, annual cash bonus, long-term cash incentives, equity-based incentive compensation, change-in-control benefits, perquisites and general benefits.
          As set forth in its charter, the Compensation Committee determines which employees are “executive officers” whose compensation is subject to its review and approval. The Compensation Committee has determined that the “executive officers” for this purpose are the Chief Executive Officer (the “CEO”), each of the CEO’s direct reports and the head of each division. All of the named executive officers are “executive officers” as determined by the Compensation Committee. In addition, the Compensation Committee also reviewed the compensation and termination package of Adam Saper, former Director of Business Development, Patient Monitoring Division, who is the son of Lawrence Saper, the CEO.
Compensation Committee Interlocks and Insider Participation
          No person who served as a member of the Compensation Committee during Fiscal 2008 was a current or former officer or employee of Datascope or engaged in certain transactions with Datascope required to be disclosed by regulations of the SEC. Additionally, there were no Compensation Committee “interlocks” during Fiscal 2008, which generally means that no executive officer of Datascope served as a director or member of the Compensation Committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee.
The Compensation Committee Process
          Datascope’s compensation process for executive officers involves both the Compensation Committee and certain members of senior management, principally the CEO, the Chief Financial Officer, the Chief Operating Officer and the Vice President, Human Resources. These members of management principally assist the Compensation Committee in establishing business performance targets and objectives, evaluating the performance of employees and recommending salary levels, cash incentive awards and equity awards for executive officers.

They present the Compensation Committee with historical breakdowns of the components of compensation for each executive officer, as well as the total compensation earned, and make recommendations for each executive officer’s overall compensation package for the following fiscal year. The CEO provides an evaluation of the performance of the senior executive officers, including the named executive officers but excluding himself. The Compensation Committee reviews the recommendations of the CEO carefully in light of his working relationship with the other executives and his direct knowledge of their contributions to and goals for continuing achievement with Datascope. In evaluating the performance of the executive officers, the Compensation Committee does not rely solely on predetermined formulas or a limited set of criteria and may accord different weight at different times to different factors for each executive officer.
          Pursuant to the charter of the Compensation Committee, the Compensation Committee has the authority to select and retain consultants. The Compensation Committee engaged Pearl Meyer & Partners (“PM&P”), an independent consulting firm, as its compensation consultant beginning in 2006 to assist the Compensation Committee in considering future executive compensation. Under the terms of its engagement, PM&P reports to, and may only accept assignments approved by, the Compensation Committee. The Compensation Committee has from time to time requested PM&P to identify specific peer groups of companies, to provide research regarding compensation programs and compensation levels among the companies in the peer groups, to perform market benchmarking compensation studies, to assist the Compensation Committee in evaluating the design of the compensation programs and to provide ongoing advice with respect to the compensation programs for the executive officers and non-employee directors. In May 2007 (for Fiscal 2008), PM&P conducted a competitive market review of the CEO’s compensation. In May 2006 (for the fiscal year ended June 30, 2007 (“Fiscal 2007”)), PM&P conducted a competitive market review of the compensation for the CEO and each of the other named executive officers based on analysis of the compensation practices of general industry peer companies and CEO Founders Data (defined below), as well as several broad-based general industry compensation surveys. At the direction of the Compensation Committee, PM&P meets with management to receive and review the information received from management.
          The Compensation Committee’s process for determining compensation for the executive officers generally begins with management presenting to the Compensation Committee its compensation proposal. The Compensation Committee evaluates the proposal in light of the information provided by PM&P and may discuss the proposal with PM&P to obtain its input. If the proposal is acceptable to the Compensation Committee it will then approve it, with such adjustments to the terms of the proposal to the extent the Compensation Committee deems advisable. If applicable, the Compensation Committee will then submit the proposal, as so adjusted with any changes deemed advisable by the Compensation Committee, to the Datascope Board and, if required or advisable, to the stockholders of Datascope for their approval.
          The Compensation Committee meets as often as needed to perform its responsibilities. In Fiscal 2008, Compensation Committee held ten meetings. The Compensation Committee communicates with management to develop the meeting agenda in advance of each meeting and members of management are often invited by the Compensation Committee to participate in meetings. The Compensation Committee also meets with Dechert LLP, outside counsel to Datascope, and PM&P. The Compensation Committee periodically meets in executive sessions without management.
          Although many compensation decisions are made in the first quarter of the fiscal year, the compensation planning process continues throughout the year. Business planning, evaluation of management performance and of compensation programs, consideration of the business environment and monitoring of compensation programs offered by comparable companies and companies in our industry are performed throughout the fiscal year as the Compensation Committee determines is necessary.
Information Provided by Compensation Consultants
          The Compensation Committee, together with PM&P, reviews from time to time benchmarking data with regard to its executive officer positions and annually reviews such data with regard to the compensation of its CEO. In May 2007 (for Fiscal 2008), PM&P conducted a competitive market review of the CEO’s compensation. In May 2006 (for Fiscal 2007), PM&P conducted a competitive market review of the compensation for the CEO and each of the other named executive officers based on analysis of the compensation practices of general industry peer companies and CEO Founders Data (defined below), as well as several broad-based general industry compensation surveys. In reviewing the broad-based compensation survey data, the Compensation Committee does not consider the specific survey participants to be material to its compensation determination process.
          On September 15, 2008, Datascope entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Getinge AB, a Swedish aktiebolag (“Parent”) and DaVinci Merger Sub Inc., a Delaware corporation (“Purchaser”) and a wholly-owned, indirect subsidiary of Parent. Pursuant to the Merger Agreement, subject to certain conditions and as more fully described in the Merger Agreement, (1) Parent will cause Purchaser to commence a cash tender offer (the “Offer”) for all outstanding shares of Common Stock at a price of $53.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes (or such other amount per share as may be paid pursuant to the Offer) (the “Offer Price”), and (2) Purchaser will be merged with and into Datascope (the “Merger”). If the Offer and the Merger are completed, Datascope will become a wholly-owned indirect subsidiary of Parent.
          In light of Datascope’s proposed transaction with Purchaser and Parent, salaries of executive officers have not yet been adjusted from their salaries in Fiscal 2008, and PM&P has not been asked to conduct a competitive market review in 2008 (for the fiscal year ended June 30, 2009 (“Fiscal 2009”)), although PM&P did provide some competitive market data in connection with the Compensation Committee’s approval of Mr. Laudani’s compensation package during Fiscal 2008. The Compensation Committee considers the competitiveness of our overall compensation arrangements in relation to a peer group of comparable medical device companies identified by PM&P. The Compensation Committee reviews compensation levels for our named executive officers, including the CEO, compared to executive compensation levels at the peer group companies. The Compensation Committee, with the assistance of PM&P, regularly reviews the composition of the peer group. During Fiscal 2008, the peer group consisted of the following companies:
•	Arrow International, Inc.

•	ArthroCare Corporation

•	Biomet, Inc.

•	Biosite Incorporated (this company has since been acquired)

•	C.R. Bard, Inc.

•	CONMED Corporation

•	Haemonetics Corporation

•	Integra LifeSciences Holdings

•	Mentor Corporation

•	Thoratec Corporation

•	Viasys Healthcare Inc.

•	Wright Medical Group, Inc.
     These peer companies have been selected to represent Datascope’s competitive market based on their industry focus, business mix, sales size and number of employees. Although some larger direct competitors have been included, Datascope is comparable in sales size with the peer group median.
          For Fiscal 2007, PM&P has also provided the Compensation Committee with reports regarding two supplemental reference groups that were similar to Datascope in terms of sales and market capitalization: (1) a “comparator” group of general industry companies; and (2) a group of companies in which the founding CEO held at least 5% beneficial ownership of each company’s equity (“CEO Founders Data”).
          Although the Compensation Committee reviews data pertaining to the above-described peer group, the Compensation Committee recognizes the difficulty in choosing a group of publicly-traded companies that has market capitalization, size and business mix that all closely match that of Datascope. Therefore, although the Compensation Committee reviews data pertaining to our identified peer group, the Compensation Committee does not believe that it is appropriate to establish compensation levels primarily based on benchmarking. Furthermore, the Compensation Committee does not target a certain percentile or the median for each compensation element shown in our peer group, but rather considers the total compensation of our executive officers. Nonetheless, the Compensation Committee recognizes that Datascope’s compensation practices must be competitive in the marketplace to attract and retain highly qualified key executive officers. Therefore, this marketplace information is one of the many factors that the Compensation Committee considers in assessing the reasonableness of compensation. In addition to compensation data for its peer group, the Compensation Committee also considers information from other sources, such as compensation survey data, individual performance, CEO Founders Data (especially with respect to long-term compensation), data from the comparator group, compensation data for executives at larger competitors in the medical devices industry, year-to-year financial and stock performance, progress towards strategic objectives of Datascope and the individual’s compensation levels relative to that of other executives of Datascope. With regard to the compensation level of our CEO, the Compensation Committee also considers the unique contributions of a founding CEO, his status as a founder and his holdings of Common Stock.
Compensation Discussion and Analysis
Compensation Objectives
          The objective of the Compensation Committee in setting Datascope’s compensation policy is to provide compensation packages that will allow Datascope to:
•	attract, motivate and retain highly qualified executive officers;

•	align the financial interests of each executive officer with the interests of the stockholders by focusing on annual and long-term performance factors that drive stockholder value;

•	reward executive officers for attaining desired levels of profit and stockholder value; and

•	reinforce each executive officer’s stake in Datascope’s long-term performance and success.
What Our Compensation Program is Designed to Reward
          Overall, the compensation program is designed to reward individual, divisional and company short-term and long-term performance. A portion of the compensation opportunity for the executive officers is comprised of a combination of annual cash bonuses, which reward annual executive, divisional and company performance, and long-term cash incentives and, in certain cases, restricted stock awards, which reward long-term growth in company net earnings performance. The Compensation Committee believes that by weighting total compensation in favor of the performance-based components of the total compensation program, the Compensation Committee appropriately rewards individual achievement while at the same time providing incentives to promote company performance (see “Compensation of the CEO” below for a discussion of the weighting of CEO compensation). Because the Committee has established aggressive targets for its bonus program, bonuses have been small in recent years and a significant portion of compensation has been in the form of salary.
          The Compensation Committee does not use fixed percentages to determine the mix of base salary, bonus and long-term incentive components. Instead, it sets cash compensation, including base salaries at levels that are competitive with peer group companies and with the medical device industry. The Compensation Committee then offers annual bonus and long-term incentive opportunities based on factors such as the individual’s position and responsibilities, specific divisional and performance goals tied to the individual’s position and the historic compensation of executive officers of Datascope.
          In recent years, the Compensation Committee has made two significant changes to its compensation philosophy. First, the Compensation Committee, after consultation with senior management, determined that those members of management who have the ability to have the most meaningful impact on Datascope’s operations and growth should participate in incentive programs. This change was effected in order to provide meaningful potential incentives while assuring that the appropriate portion of earnings is retained for the benefit of Datascope and its stockholders. To this end, the breadth of employee participation in Datascope’s incentive programs was reduced (though the participation of the executive officers in these programs was not significantly affected). Second, the Compensation Committee has reduced the number and size of stock option awards in favor of cash bonuses, restricted stock grants and performance-based cash long term incentive plans. For many years, stock options were the principal form of long-term incentives awarded to employees. The Compensation Committee has concluded that stock options are not currently an effective method of promoting long-term equity ownership in Datascope because option holders have tended to sell the shares underlying the options immediately upon exercise. Recent accounting changes also require the cost of stock options to be expensed, decreasing the relative accounting benefits of stock options as compared to restricted stock awards. In addition, Datascope believes that it can achieve the same benefits by granting fewer restricted shares than options, as well as by using performance-based cash long-term incentive plans, thereby reducing the dilution to stockholders and strengthening the link between pay and long-term performance.
Proposed Merger with Getinge AB
          Pursuant to the Merger Agreement, Datascope agreed to certain restrictive covenants as to the activities of Datascope and its subsidiaries during the period from the date of the Merger Agreement to the earlier of (1) Purchaser’s acceptance for payment and payment for any shares of Common Stock tendered and not withdrawn pursuant to the Offer and (2) the termination of the Merger Agreement. These covenants provide that, subject to certain exceptions, Datascope will not take certain actions without the prior written consent of Parent, including, among other things: (1) issuing, granting or awarding any right to acquire shares of Common Stock, or any options, warrants, convertible securities or any other rights to acquire or receive any shares of its Common Stock; (2) issuing any additional shares of Common Stock except pursuant to the exercise of stock options or other awards outstanding on the date of the Merger Agreement under Datascope’s plans; (3) increasing the compensation (including increasing any bonus opportunities) or benefits of any of Datascope’s director and officers; (4) paying or granting any pension, severance, termination or retirement benefits not required by any existing plan or agreement, except with respect to such benefits provided to new hires of Datascope in the ordinary course of business; and (5) establishing, amending in any material respect, entering into or terminating any material plan except as reasonably determined by Datascope to be appropriate to comply with applicable laws or as may be provided to new hires consistent with past practice. In light of Datascope’s proposed transaction with Purchaser and Parent, the Compensation Committee has deferred certain decisions with respect to determining compensation for executive officers for Fiscal 2009 until further clarity on the timing for the consummation of the transaction is known. It is anticipated that any compensation decisions, once made, will be made in accordance with the provisions of the Merger Agreement.
Elements of Executive Compensation
          The compensation program for executive officers consists of the following elements of compensation, each described in greater depth below:
•	base salaries;

•	annual cash bonuses;

•	long-term cash incentives;

•	equity-based incentive compensation;

•	change-in-control benefits;

•	perquisites; and

•	general benefits.
          As noted above, a significant portion of executive compensation is determined based on the Compensation Committee’s evaluation of Datascope’s and each executive officer’s annual and long-term performance. Datascope provides few personal benefits to executive officers, such as a monthly allowance for automobile expenses or a company-leased automobile. Datascope also provides change-in-control benefits as a recruitment and retention mechanism. Finally, other than an executive medical plan available to executive officers, executive officers participate in Datascope benefit plans that are offered to all employees, including Datascope’s 401(k) savings plan and health and benefit plans, and are entitled to vacation and paid time off based on Datascope’s general vacation policies.
          Base Salary
          Base salaries are a critical element of executive compensation because they are essential to recruiting and retaining qualified employees and provide executive officers with a base level of monthly income. Base salaries are initially set by the Compensation Committee with management’s input. In determining base salary levels, the Compensation Committee considers the executive officer’s position with Datascope, his or her qualifications and experience, past performance, scope of responsibilities, goals and objectives set for the executive officer and whether or not the base salary would be tax deductible. The Compensation Committee also considers salary levels for similar positions at comparable companies. With regard to hiring executive officers, Datascope competes with many companies that are significantly larger in size and which have greater resources, and, therefore, the Compensation Committee seeks to offer competitive base salaries to attract and hire highly qualified executive officers.
          Thereafter, the Compensation Committee reviews salary levels in the first quarter of each fiscal year and considers potential increases in base salary each year based on its subjective assessment of Datascope’s overall performance over the preceding year, as well as executive officer performance and experience, length of service and changes in responsibilities. As part of its review, the Compensation Committee receives reports from the CEO regarding recommendations in salary adjustments for executive officers. When conducting its review, the Compensation Committee obtains market information from PM&P about compensation levels for executives. In light of Datascope’s proposed transaction with Purchaser and Parent, salaries for executive officers have not been adjusted from their salaries in Fiscal 2008, other than upon Mr. Laudani’s promotion, and PM&P has not been asked to obtain market information for positions other than the CEO and positions similar to Mr. Laudani’s. Also included in the subjective determination is the Compensation Committee’s evaluation of the development and execution of strategic plans, the exercise of leadership and involvement in industry groups. For example, Mr. Laudani represents Datascope in the European Association of Medical Devices Manufacturers, Mr. Barker is a member of the Industrial Design Association of America and Mr. Leschinsky is a member of the American Society for Artificial Internal Organs. The weight given such factors by the Compensation Committee may vary from one executive officer to another.
          See “Compensation of the CEO” below for a discussion of the base salary of the CEO.
          Salary increases for the executive officers are typically determined in August of each fiscal year and become effective in October for such fiscal year. The Compensation Committee reviews the base salaries of executive officers holding positions of similar levels within the peer group selected by PM&P, as well as the performance of their respective divisions. In light of Datascope’s proposed transaction with Purchaser and Parent, the salaries of the named executive officers have not yet been adjusted from their salaries in Fiscal 2008, although such an increase may occur based on the Committee’s consideration of the performance of the respective divisions that these officers lead. Additionally, PM&P has not been asked to review peer group compensation data (other than for Mr. Laudani) in Fiscal 2008 (for Fiscal 2009).
          2004 Management Incentive Plan
          To support Datascope’s goals of rewarding the performance of executive officers and aligning the interest of executive officers with those of Datascope’s stockholders, the Compensation Committee awards cash bonuses to named executive officers under the Datascope Corp. 2004 Management Incentive Plan, which was approved by stockholders in December 2003 (the “Incentive Plan”). Awards are based on the attainment of overall corporate and division financial thresholds and targets and certain subjective individual criteria. In the case of Mr. Saper, the threshold and targets are limited to objective financial criteria, historically earnings per share of Datascope. The Compensation Committee has determined that operating results, such as earnings per share, are the best measures of executive performance, because these types of metrics motivate the executive officers to focus their efforts on improving Datascope’s overall performance. To ensure that the objectives of the CEO and senior management are aligned, the corporate financial thresholds and targets use earnings per share as the performance metric and the thresholds and targets are the same for both the CEO and senior management.
          The thresholds and targets are generally established within the first 25% of the measurement period by the Compensation Committee. The thresholds, targets and formulas for calculation of whether the thresholds and targets are achieved are submitted by management, which the Compensation Committee considers, adjusts in its discretion and subsequently approves, subject to any adjustments deemed advisable by the Compensation Committee. Bonuses are granted to participants if the thresholds are achieved, and the size of the executive officer’s bonus increases with the level of achievement up to a certain maximum level of bonus. However, the Compensation Committee has the discretion to (i) decrease or eliminate the award payable to any executive (such as Mr. Saper) who is covered by Section 162(m) of the Internal Revenue Code (the “Code”), or (ii) increase, decrease or eliminate the award payable to any executive officer to reflect the individual performance and contribution of, and other factors relating to, such executive officer. At the end of the fiscal year, the Compensation Committee reviews Datascope’s performance to determine whether the thresholds and targets have been met and ensures that the Incentive Plan is appropriately administered. The Compensation Committee determines in its discretion whether and how much cash bonus to pay each executive officer based on its review of company and individual performance. As a result of the pending acquisition of Datascope, the Compensation Committee has not yet determined thresholds, targets and formulas for Fiscal 2009.
          If the overall performance targets are not met in any given measurement period, the Compensation Committee, in consultation with the CEO, has the discretionary authority to approve bonus awards outside of the 2004 Management Incentive Plan for executive officers who have made substantial contributions during such period. The aggregate amounts of these discretionary bonus awards are typically lower than the amounts that would have been granted to officers if Datascope had met its performance targets. Depending on the Compensation Committee’s assessment, bonuses may be equal to, more or less than the previously established target amounts.
          Performance targets are based on the operating results of Datascope’s core business and generally exclude special items of income and expense that, in the judgment of the Compensation Committee, are less relevant to the creation of long-term value for Datascope’s stockholders. The Compensation Committee establishes targets at levels that it believes would require superior performance from each executive officer.
          In Fiscal 2008, Datascope met its performance targets and bonuses were awarded pursuant to the Incentive Plan. In Fiscal 2008, Datascope recognized gains in connection with the sale of the Patient Monitoring business that would have resulted in maximum bonuses being paid. The Compensation Committee adjusted the targets for Fiscal 2008 to eliminate these gains and to reflect the changes in Datascope’s operations resulting from the sale of the Patient Monitoring business during Fiscal 2008. Based on Fiscal 2008 performance, the following named executive officers were granted bonuses: Lawrence Saper $496,495, Antonino Laudani $250,000, Henry A. Scaramelli $85,000, and Boris Leschinsky $65,000. These bonuses were awarded based on the superior performance of the respective divisions as well as the overall performance of Datascope. Mr. Laudani’s bonus was awarded based on his compensation plan when he assumed the position of

Chief Operating Officer in October 2007. All awards for executive officers are recommended by management and individually reviewed and approved by the Compensation Committee.
          Based on its evaluation of individual performance, the Compensation Committee also reviewed and approved certain bonuses in addition to those awarded under the Incentive Plan for two named executive officers. Mr. Laudani also received a bonus of $189,240 related to the sale of the Patient Monitoring business and a bonus of $52,608 paid in Fiscal 2008 based on commercial results of Datascope’s Europe, Middle East and Africa business. Mr. Scaramelli also received a discretionary bonus of $91,000 in recognition of the additional work required during the sale of the Patient Monitoring business.
          Long-Term Incentive Plan
          The Long-Term Incentive Plan, approved by the Datascope Board on September 12, 2006 (the “Long-Term Incentive Plan”), allows for cash awards to designated executives and senior managers whose positions enable them to manage, invest, develop or negotiate opportunities that contribute directly to the growth of Datascope’s earnings. Datascope and the Compensation Committee believe that this plan appropriately rewards executive officers who contribute to the strategic growth, financial strength and long-term success of Datascope. The initial implementation of the plan measures results from Datascope’s fiscal years 2007 through 2009. An additional three-year award measures results from Datascope’s fiscal years 2008 through 2010. Although a new three-year measurement period will generally commence in each subsequent year thereafter, in light of Datascope’s proposed transaction with Purchaser and Parent, the Datascope Board has not yet approved a Long-Term Incentive Plan for fiscal years 2009 through 2011. Datascope’s performance objectives under the Long-Term Incentive Plan for the three-year period ending June 30, 2009 and the three-year period ending June 30, 2010 are specified levels for the compound annual growth rate (“CAGR”) of consolidated net earnings, excluding special items. The Long-Term Incentive Plan specifies threshold, target and maximum levels of CAGR that will determine the cash amount payable under the plan. The Compensation Committee assigned participants a target amount, a percentage of base pay used to calculate benefits under the plan, which ranged from 30% to 40% of base pay. Under the Long-Term Incentive Plan, a participant can receive from 0% to 200% of the applicable target amount, depending on Datascope’s actual CAGR of consolidated net earnings, excluding special items. To date, the CEO has not participated in the Long-Term Incentive Plan. Each of the other named executive officers participates in the Long-Term Incentive Plan for the three-year period ending June 30, 2009 and the three-year period ending June 30, 2010.
          Equity Compensation
          The Compensation Committee believes that, in addition to compensating executive officers for the long-term performance of Datascope, the periodic grant of equity-based compensation helps align the interest of the executive officers with those of Datascope’s stockholders, thereby ensuring that such officers have a continuing stake in our long-term success.
          The Datascope Corp. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) allows for awards to executives, certain types of which are based on the attainment of performance objectives specified in the grant. The performance objectives may be based on company-wide objectives or objectives that are related to the performance of the executive or the department or function within Datascope in which the executive is employed. These objectives may be measured on an absolute basis or a relative basis, which is measured in relation to a group of peer companies or a financial market index. These grants may specify a minimum level below which no payment will be made and may set forth a formula for determining the amount of any payment to be made if performance is above the minimum acceptable level. The Compensation Committee may also grant stock appreciation rights, restricted shares, deferred shares and stock options under the 2005 Equity Incentive Plan. In light of Datascope’s proposed transaction with Purchaser and Parent and pursuant to the terms of the Merger Agreement, Datascope has agreed not to make new equity awards pending the consummation of the Merger.
          Datascope has recently used restricted stock rather than stock options as an equity incentive. When restricted stock or stock options are granted, they are generally granted at regularly scheduled meetings of the Compensation Committee. A grant of 30,000 shares of restricted stock was made to Mr. Laudani in August 2007 in recognition of his performance as Vice President and Group President, Cardiac Assist and InterVascular, which position he had assumed in June 2007. A grant of 10,000 shares of restricted stock was made to Mr. Scaramelli in August 2007 in recognition of his promotion to Vice President, Finance and Chief Financial Officer in August 2007. Datascope does not have a program, plan or practice to time option grants in coordination with the release of material, non-public information, nor does Datascope plan to time, nor has it timed, its release of material, non-public information for the purpose of affecting the value of executive compensation.
          Change-in-Control Benefits
          When a change-in-control is contemplated, named executive officers may face an uncertain future with Datascope after a change-in-control of Datascope. Datascope has entered into certain change-in-control agreements in order to diminish the extent to which the possibility of a change-in-control would otherwise distract these employees and allow the executive officers to provide effective management and continuity during a period in which a change-in-control is contemplated. The material terms of Datascope’s change-in-control benefits are described in the narrative section under the caption “Potential Payments Upon Termination or Change-in-Control”.
          Perquisites
          In 2008, Datascope provided executive officers with perquisites and other personal benefits that the Compensation Committee believed to be reasonable and consistent with the objective of allowing Datascope to attract and retain highly qualified officers. The cost to Datascope of the perquisites received by our named executive officers in Fiscal 2008 is included in the Summary Compensation Table below and described in the respective footnotes.
          Named executive officers have the option of receiving a monthly allowance for expenses related to their automobiles or receiving a company-leased automobile. The value of this perquisite is included in the Summary Compensation Table below. We believe that this type of perquisite is important as part of a total compensation package when recruiting executive officers.
          Datascope reimburses Mr. Saper for the cost of annual country club membership dues. Datascope provides an automobile and a driver for use by Mr. Saper for business purposes. Datascope paid for the costs of tax and estate planning advice received by Mr. Saper in Fiscal 2007 and the Compensation Committee discontinued this perquisite for Fiscal 2008.
Compensation of the CEO
          The compensation arrangement with Mr. Saper reflects what the Compensation Committee believes to be his unique history with, role in, and contribution to, Datascope. Mr. Saper founded Datascope and continues to be its largest stockholder. He is responsible for, or has contributed to the development of, most of Datascope’s principal products, for which Mr. Saper neither receives royalties nor special compensation. As is discussed in greater detail below, because of his age and length of service with Datascope, if Mr. Saper elected to retire, his fully vested retirement benefits would substantially exceed his compensation. Datascope has entered into an employment agreement with Mr. Saper, dated as of July 1, 1996 (as amended, the “Saper Employment Agreement”). The Saper Employment Agreement is for a term of five years and automatically renews unless either party gives notice of intent not to continue to extend the term. The Saper Employment Agreement provides for an annual base salary and increases to the base salary as determined by the Datascope Board or the Compensation Committee. On September 22, 1999, the Compensation Committee determined to set Mr. Saper’s annual base salary at $1,000,000, and the Compensation Committee has maintained Mr. Saper’s annual base salary at this level. In consultation with PM&P, the Compensation Committee determined that the total compensation package provided an appropriate value for Mr. Saper’s contribution to, and role in, Datascope. Mr. Saper’s total compensation is heavily weighted toward salary and annual bonuses when, and if, earned under the Incentive Plan because the Compensation Committee determined that Mr. Saper’s significant stock ownership in Datascope creates compelling long-term incentives, rendering other long-term incentives unnecessary. Mr. Saper was not granted a bonus in connection with the sale of the Patient Monitoring business and is not expected to be granted a bonus in connection with the Merger.
          Mr. Saper’s compensation for Fiscal 2008 was determined pursuant to the Saper Employment Agreement. Also under the Saper Employment Agreement, Mr. Saper will be required to pay Datascope $260,000, which represents the amount that Datascope advanced to Mr. Saper in March 2002 for payment of a membership deposit to a country club, upon the termination of Mr. Saper’s membership in the country club or, if earlier, upon the termination of Mr. Saper’s employment with Datascope; this amount may be offset against amounts that Datascope owes to Mr. Saper and any imputed interest on such advance is treated as compensation. Mr. Saper may terminate the Saper Employment Agreement for good reason, including a significant breach by the Company of its obligations thereunder or certain changes in control of the Company.
          The overall compensation included in the employment agreement paid to Mr. Saper was determined in a manner the Compensation Committee believes is reflective of Datascope’s operating results, the growth in Datascope’s business and the value of Datascope’s equity, and recognizes the key role in, and contributions of Mr. Saper to, the success of Datascope and its performance.
          Mr. Saper is also entitled to certain retirement benefits. See “Potential Payments upon Termination or Change-in-Control.” Since Mr. Saper has not historically received long-term incentive compensation, the Compensation Committee believes that it is appropriate for Mr. Saper to receive retirement benefits, which it considers another form of compensation, in light of his role and contributions to Datascope. Mr. Saper’s retirement benefits were established by the Compensation Committee on May 20, 1997 and the Compensation Committee has not made any increases to the retirement benefits since that time.

Financial Restatement
          It is the Datascope Board’s policy that the Compensation Committee will, to the extent permitted by applicable law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, Datascope will seek to recover any amount determined to have been inappropriately received by the individual executive officer.
Tax and Accounting Considerations
          Datascope generally seeks to maximize the deductibility for tax purposes of all elements of compensation. Section 162(m) of the Code generally disallows a tax deduction for compensation over $1,000,000 paid to Datascope’s CEO and certain other highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Incentive Plan was approved by stockholders and contains the provisions necessary so that amounts payable to Mr. Saper and the named executive officers under the Incentive Plan will not be subject to the deduction limitations of Section 162(m) of the Code. The Compensation Committee reviews compensation plans in light of applicable tax provisions and may recommend amendments to compensation plans to maximize tax deductibility. However, the Compensation Committee may approve compensation that does not qualify for deductibility when the Compensation Committee deems it to be in the best interests of Datascope and its stockholders.
          The Compensation Committee also considers the effect of certain accounting rules on the various compensation programs that it offers to executive officers. The Committee balances potential accounting effects with the flexibility it needs to retain in order to take any compensation actions that it determines are in the best interests of Datascope and its stockholders.
Compensation Committee Report
          The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on its review and discussion with management, the Compensation Committee has recommended to the Datascope Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Compensation Committee:
Alan Abramson, Chairperson
Robert E. Klatell
James J. Loughlin

SUMMARY COMPENSATION TABLE
          The following table sets forth for Fiscal 2007 and Fiscal 2008, the compensation paid to or earned by (i) our principal executive officer, (ii) our principal financial officer, (iii) the other three most highly compensated executive officers of Datascope who were serving as executive officers as of June 30, 2008 and (iv) an executive officer who left Datascope during Fiscal 2008 who was among the most highly compensated executive employees in Fiscal 2008 (collectively, the “Named Executive Officers”):

								Change in
								Pension Value
								and
								Nonqualified
							Non-Equity	Deferred
						Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary			Stock	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	Bonus ($)		Awards ($)	($)	($)	($)	($) (1)	($)
Lawrence Saper	2008	1,000,000	496,495		—	—	—	189,320 (2)	514,505	2,200,320
Chairman of the
Board of Directors	2007	1,000,000	—		—	—	—	1,067,621 (2)	503,154	2,570,775
and Chief Executive
Officer

Antonino Laudani (3)	2008	530,630	491,848	(4)	171,261	—	—	—	111,101	1,304,840
VP and Chief
Operating Officer	2007	371,596	183,165	(5)	—	—	—	—	60,957	615,718

Henry M. Scaramelli	2008	257,500	176,000	(6)	57,087	—	—	10,800	22,930	524,317
VP; Finance and
Chief Financial	2007	230,000	60,000		—	—	—	35,254	17,016	342,270
Officer

Timothy J. Krauskopf	2008	259,250	62,000		—	42,900		19,706	48,844	432,700
VP; Regulatory and
Clinical Affairs	2007	217,500	45,000	(7)	—	44,500		—	85,450	392,450

Boris Leschinsky VP,	2008	226,250	65,000		—	43,100	—	443	81,533	416,326
Technology
	2007	211,250	25,000		—	43,158	—	17,097	85,469	381,974

David A. Gibson	2008	257,500	90,000	(9)	—	199,798	—	822	83,950	632,070
VP; President,
Patient	2007	260,000	20,000		66,508	—	—	6,843	84,102	437,453
Monitoring and
Technology Services
Division (former) (8)

(1)	Amounts shown in “All Other Compensation” include the following:
•	Mr. Saper: auto allowance, $54,877 in 2008, $53,539 in 2007; auto maintenance, $18,294 in 2008, $18,414 in 2007; personal commuting expenses, $10,000 in 2008, $10,000 in 2007; payment of personal tax and estate planning services, $0 in 2008, $36,970 in 2007; annual club dues and imputed interest on loan for club membership, $21,262 in 2008, $21,262 in 2007; reimbursement for executive portion of split-dollar life insurance, $164,820 in 2008, $135,000 in 2007; tax gross-ups, $189,894 in 2008, $180,563 in 2007; 401(k) Plan matching contribution, $6,900 in 2008, $7,584 in 2007; company paid premiums for term-life insurance and long-term disability insurance, $877 in 2008, $877 in 2007; and executive medical plan reimbursements, $47,581 in 2008, $38,945 in 2007.

•	Mr. Laudani: payments for auto, $74,800 in 2008, $58,513 in 2007; premium for executive medical plan $2,295 in 2008, $2,444 in 2007, payments for rent and utilities for an apartment used by Mr. Laudani while he is in the United States of $33,340 in 2008. All other benefits for Mr. Laudani are covered under the Italian government’s statutory benefit plans.

•	Mr. Scaramelli: personal auto, $6,065 in 2008, $4,660 in 2007; tax gross-up, $3,998 in 2008, $3,072 in 2007; 401(k) Plan matching contribution, $10,625 in 2008, $6,600 in 2007; company paid premiums for term-life insurance and long-term disability insurance, $1,016 in 2008, $1,016 in 2007; and executive medical plan reimbursements, $1,226 in 2008, $1,668 in 2007.

•	Mr. Krauskopf: personal auto, $4,999 in 2008, $4,048 in 2007; tax gross-up, $13,182 in 2008, $28,087 in 2007; 401(k) Plan matching contribution, $9,208 in 2008, $2,750 in 2007; company paid premiums for term-life insurance and long-term disability insurance, $1,016 in 2008, $1,016 in 2007; executive medical plan reimbursements, $4,848 in 2008, $9,464 in 2007 and personal living and relocation expenses, $15,591 in 2008, $40,085 in 2007.

•	Mr. Leschinsky: personal auto, $10,586 in 2008, $10,580 in 2007; tax gross-up, $23,718 in 2008, $24,733 in 2007; 401(k) Plan matching contribution, $8,163 in 2008, $6,825 in 2007; company paid premiums for term-life insurance and long-term disability insurance, $1,016 in 2008, $1,016 in 2007; relocation loan and interest forgiveness $26,400 in 2008, $28,000 in 2007; and executive medical plan reimbursements, $11,650 in 2008, $14,309 in 2007.

•	Mr. Gibson: personal auto, $456 in 2008, $4,500 in 2007; tax gross-up, $24,772 in 2008, $26,404 in 2007; 401(k) Plan matching contribution, $9,176 in 2008, $6,600 in 2007; company paid premiums for term-life insurance and long-term disability insurance, $883 in 2008, $1,016 in 2007; executive medical plan reimbursements, $10,072 in 2008, $8,621 in 2007; and reimbursement of personal living and relocation expenses, $38,591 in 2008, $36,961 in 2007.

(2)	The net change in post-employment benefit values in Fiscal 2008 and Fiscal 2007, respectively, for Mr. Saper is comprised of the following:

Datascope Corp. Pension Plan — $130,134 and $18,549
SERP — $340,779 and $1,058,476
Post-Retirement Medical Plan — $21,325 and $27,694

(3)	Mr. Laudani is an Italian citizen and his compensation is paid in Euros. Dollar amounts in this Form 10-K/A with respect to Mr. Laudani have been calculated using an average exchange rate of 1 Euro to 1.461320 and 1.308311 U.S. dollars in Fiscal 2008 and Fiscal 2007, respectively.

(4)	Includes discretionary bonus of $189,240 paid in Fiscal 2008 related to the sale of the Patient Monitoring business, $52,608 bonus paid in Fiscal 2008 pursuant to the Fiscal 2007 bonus plan for EMEA and $250,000 earned in Fiscal 2008 under the Executive Bonus Plan.

(5)	Includes discretionary bonus of $104,665 earned in Fiscal 2007 under the Executive Bonus Plan and $78,500 bonus earned pursuant to the Fiscal 2007 bonus plan for EMEA.

(6)	Includes discretionary bonus of $91,000 paid in Fiscal 2008 related to the sale of the Patient Monitoring business and $85,000 earned in Fiscal 2008 under the Executive Bonus Plan.

(7)	Includes a sign-on bonus of $25,000 paid in Fiscal 2007. Mr. Krauskopf began his employment with Datascope in February 2006.

(8)	Mr. Gibson’s employment with Datascope terminated on May 1, 2008, the effective date of the sale of the Patient Monitoring business.

(9)	Consists of discretionary closing bonus paid in Fiscal 2008 related to the sale of the Patient Monitoring business.

GRANTS OF PLAN-BASED AWARDS
          The following table provides information regarding option awards to the Named Executive Officers during fiscal year 2008.

All
Other
								Stock	All Other		Grant
		Estimated Future						Awards:	Option		Date
		Payouts Under Non-			Estimated Future			Number	Awards:		Fair
		Equity Incentive Plan			Payouts Under Equity			of	Number of	Exercise or	Value
		Awards			Incentive Plan Awards			Shares of	Securities	Base Price	of Stock
								Stock or	Underlying	of Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	Awards
Lawrence Saper
Antonino Laudani	8/22/07								30,000 (1)	—	973,200
Henry M. Scaramelli	8/22/07								10,000 (1)	—	324,400
Timothy J. Krauskopf									—	—
Boris Leschinsky
David A. Gibson									—	—

(1)	The restricted stock vests in four equal annual installments of 25% on the anniversary of the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     The following table provides information regarding the equity awards held by the Named Executive Officers that are outstanding as of June 30, 2008.

							Stock Awards
										Equity
										Incentive
										Plan
									Equity	Awards:
	Option Awards								Incentive	Market or
			Equity						Plan	Payout
			Incentive						Awards:	Value of
			Plan				Number	Market	Number of	Unearned
			Awards:				of	Value of	Unearned	hares, Units
		Number of	Number of				Shares	Shares or	Shares,	or
	Number of	Securities	Securities				or	Units of	Units or	Other
	Securities	Underlying	Underlying				Units of	Stock	Other	Rights
	Underlying	Unexercised	Unexercised	Option			Stock That	That	Rights	That Have
	Unexercised	Options	Unearned	Exercise		Option	Have Not	Have Not	That Have	Not
	Options (#)	(#)	Options	Price		Expiration	Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)		Date	(#)	($)	(#)	($)
Lawrence Saper	500,000	—	—	28.665		2/18/12	—	—	—
Antonino Laudani	5,000	—	—	28.87		6/2/12	—	—	—
	3,900	—	—	28.80		5/19/13
	1,500	—	—	32.86		5/17/14
	20,000	—	—	38.145	(1)	2/14/15
	10,000	—	—	28.525	(2)	5/16/15
							30,000	1,410,000
Henry M. Scaramelli	3,500	—	—	37.032		5/15/10	—	—	—
	4,000	—	—	39.45		5/14/11
	2,200	—	—	30.275		5/15/12
	7,500	—	—	32.765	(3)	9/22/13
	2,500	—	—	32.86		5/17/14
							10,000	470,000
Timothy J. Krauskopf	10,000	10,000	—	38.415	(4)	2/22/16	—	—	—
Boris Leschinsky	2,000	—	—	26.938		5/25/09	—	—	—
	2,000	—	—	28.80		5/19/13
	2,000	—	—	30.275		5/15/12
	600	—	—	32.86		5/17/14
	11,250	3,750	—	35.235	(5)	7/25/15
	2,000	—	—	37.032		5/15/10
	2,000	—	—	39.45		5/14/11
David A. Gibson	—	—	—	—		—	—	—	—

(1)	Prior to the fifth anniversary of the grant date, the option is exercisable only if the average of the high and low sale prices of Datascope’s Common Stock as quoted on the NASDAQ Global Select Market on the trading day immediately preceding the exercise date is equal to or greater than $43.00 (the “threshold price”). After the fifth anniversary of the grant date, the option is fully exercisable, without any regard to the price of the Common Stock.

(2)	Same provision as (1) above with a threshold price of $38.525.

(3)	Same provision as (1) above with a threshold price of $38.00.

(4)	Same provision as (1) above with a threshold price of $43.50.

(5)	Same provision as (1) above with a threshold price of $40.25.

OPTION EXERCISES AND STOCK VESTED
     The following table provides additional information regarding the value realized by the Named Executive Officers on option award exercises and stock award vesting during Fiscal 2008.

Stock Awards
	Option Awards		Number of
	Number of Shares		Shares	Value
	Acquired on	Value Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Lawrence Saper	—	—	—	—
Antonino Laudani	—	—	—	—
Henry M. Scaramelli	—	—	—	—
Timothy J. Krauskopf	—	—	—	—
Boris Leschinsky	10,000	109,260	—	—
David A. Gibson	64,000	333,414	—	—
PENSION BENEFITS
          The following table summarizes pension benefits of the Named Executive Officers.

	Number of
	Years	Present Value of	Payments During
	Credited	Accumulated Benefit	Last Fiscal Year
Name	Service (#)	($)	($)
Datascope Corp. Pension Plan
Lawrence Saper	44.00	1,177,502	103,839
Antonino Laudani (1)	—	—	—
Henry M. Scaramelli	17.50	244,716	—
Timothy J. Krauskopf	2.42	19,706	—
Boris Leschinsky	17.50	91,757	—
David A. Gibson	5.00	23,529	—

SERP
Lawrence Saper	44.00	16,999,814	—

Post Retirement Medical
Lawrence Saper	44.00	229,129	—

(1)	Mr. Laudani’s pension benefits are covered under the Italian government’s pension program.
     Potential Payments Upon Termination or Change-in-Control
          Each of Datascope’s executive officers, other than Mr. Saper, is currently a party to an agreement with Datascope which, in general, provides that if such executive officer’s employment is terminated in connection with a change-in-control of Datascope, such officer may be entitled to receive severance payments and other benefits. Mr. Saper is party to an employment agreement with Datascope that may entitle Mr. Saper to payments and other benefits in the event of the termination of his employment. The material provisions of these agreements that relate to potential payments in connection with a change-in-control of Datascope, including the approximate amount of such payments, are described in detail below. For purposes of determining the potential payments, January 31, 2009 was used as the hypothetical date upon which the change-in-control event occurs; however the actual date could be earlier or later, which would affect the amount of payments to be made. January 31, 2009 was used instead of June 30, 2008 (the end of Datascope’s fiscal year) because the approximate amount of payments to be made in the event of a change-in-control as of January 31, 2009, is a more accurate reflection of Datascope’s costs in light of the Offer and proposed Merger.
          Lawrence Saper. Datascope and Mr. Saper executed an employment agreement on July 1, 1996, which has subsequently been amended. The term of Mr. Saper’s employment is for a period of five years and automatically renews each day for an additional day so there is always five years remaining in his employment term. This agreement may entitle Mr. Saper to payment, if Datascope terminates Mr.

Saper’s employment without “cause” (as defined in his employment agreement) or if Mr. Saper terminates his employment for “good reason” (as defined in his employment agreement). The consummation of this Offer will constitute “good reason” under the agreement. Upon such a termination, Mr. Saper may be entitled to receive his bonus compensation accrued through the date of termination and a lump-sum cash payment equal to the present value of the product of (i) the sum of the weighted average for the three years prior to such termination of (A) his annual base salary over such three-year period and (B) all bonus compensation paid or payable to him over such three-year period, multiplied by (ii) five. If Mr. Saper’s employment is terminated by Datascope without “cause” or by Mr. Saper for “good reason” on January 31, 2009, then this payment will equal approximately $5,747,118. Upon such a termination of employment, Mr. Saper is also entitled to receive the retirement benefits described below.
          In addition to the payments described related to certain termination events in the preceding paragraph, upon any termination without “cause,” including retirement, Mr. Saper is entitled to receive compensation for all benefits which he would have received under Datascope’s employee benefit plans for the full five year remaining term of employment. If Mr. Saper’s employment is terminated by Datascope in breach of his employment agreement on January 31, 2009, Mr. Saper will receive approximately $765,523 in connection with the payments described in this paragraph.
          Following any termination of his employment, Mr. Saper and his spouse at the time of such termination will also receive reimbursement for all medical expenses incurred by them during their lifetime that are not covered by Medicare. If Mr. Saper’s employment is terminated on January 31, 2009, the actuarial present value of the benefits described in this paragraph will be approximately $229,129.
          In addition to the benefits described in the preceding paragraphs, upon Mr. Saper’s termination of employment, Mr. Saper will receive, on a monthly basis for the remainder of his life, the greater of (1) the “retirement benefit” (as defined in his employment agreement) payable under the supplemental executive retirement program (excluding all benefits payable under Datascope’s qualified pension plan) and (2) the “minimum retirement benefit” (as defined in his employment agreement). If Mr. Saper’s employment is terminated on January 31, 2009, the actuarial present value of this benefit will be approximately $17,318,387. In addition, in the event of Mr. Saper’s death, a trust created for the benefit of Mr. Saper’s spouse and children will receive $10,000,000 pursuant to a split dollar agreement between Mr. Saper, Datascope and the trust. In addition, Datascope will, for a period of five years after a termination of Mr. Saper’s employment in breach of his employment agreement, reimburse Mr. Saper for a portion of the premiums under such split dollar agreement, as well as taxes incurred by Mr. Saper in connection with such split dollar agreement. If Mr. Saper’s employment is terminated on January 31, 2009, the actuarial present value of these benefits will be approximately $3,575,377.
          Upon the effective time of the Merger, Mr. Saper will also be entitled to receive a payment in exchange for the cancellation of his then outstanding options, as set forth in the table on page 21.
          Other Executive Officers. Datascope has entered into executive severance agreements with certain executive officers of Datascope including each of Messrs. Adelman, Barker, Cathcart, Krauskopf, Laudani, Leschinsky and Scaramelli. Each of these agreements have substantially similar terms and provide that, if any such executive officer’s employment is terminated within two years following the occurrence of a “change-in-control” (as defined in the severance agreement), either by Datascope without “cause” (as defined in the severance agreement) or by the executive officer following an event constituting a “constructive dismissal” (as defined in the severance agreement), then such executive officer may be entitled to receive, in a lump-sum cash payment within thirty days after such termination, the following: (I) a payment equal to the product of (A) 2.99 and (B) the sum of (i) the executive’s base salary then in effect and (ii) the greater of (a) the amount of the bonus payable to the executive for the fiscal year preceding the fiscal year in which the “notice of termination” (as defined in the severance agreement) is provided or (b) the average of the bonuses payable to the executive in each of the three fiscal years (or such shorter number of fiscal years during which the executive was employed) preceding the fiscal year in which the “notice of termination” was provided, (II) a pro-rated bonus based on the number of days elapsed in the fiscal year of termination, assuming 100% of the targeted performance under any relevant performance metric, and (III) the value of any long-term performance plan awards at the end of the month preceding termination on the basis of an equitable pro-rating of the performance period, performance targets and award amount. The payments described in the preceding sentence are referred to herein as the “Severance Payments.” The consummation of the Offer is expected to constitute a “change-in-control” under each of the executive severance agreements. The approximate value of the Severance Payments that each executive could receive upon a termination of employment following the Offer is set forth in the table below.
          Following a termination of employment described in the preceding paragraph and for a period of two years thereafter, each such executive officer (and his dependents) may be entitled to receive (a) medical and health benefits at the levels of such benefits in effect prior to such termination and (b) a monthly payment equal to the economic value of the pension, retirement, life insurance, accident, disability, welfare, savings, and compensation benefits at the levels of such benefits in effect prior to such termination. The benefits described in this paragraph are referred to herein as the “Plan Benefits.” The approximate value of the Plan Benefits that each executive could receive upon a termination of employment following the Offer is set forth in the table below.
          Additionally, under the terms of each executive severance agreement, if an executive would be subject to the excise tax imposed under Section 4999 of the Code, then Datascope will reduce the total payments (collectively, the “Parachute Payments”) to such executive by the amount necessary to make such payments $1.00 below the safe harbor amount under Section 280G of the Code, but only if the total Parachute Payments exceed the safe harbor by less than $100,000. However, if the total Parachute Payments exceed the safe harbor by at least

$100,000, then Datascope will pay to the executive an amount such that the executive will be in the same position as if no excise taxes under Section 4999 of the Code had been imposed. The payment described in the preceding sentence is referred to herein as the “Gross-Up Payment.” The approximate value of the Gross-Up Payment that each executive could receive upon a termination of employment following the Offer is set forth in the table below.
          In addition to the payments described above, certain of the executive officers may receive additional payments in connection with the Offer. Mr. Leschinsky previously received a relocation loan from Datascope, the repayment of which may be forgiven in the event of his termination of employment. Additionally, Messrs. Scaramelli and Leschinsky are parties to restrictive covenant agreements which provide that the executive will not solicit Datascope employees or compete against Datascope during the one-year period following such executive’s termination of employment. During this restrictive covenant period, Datascope will provide the executive with one year of base salary continuation, provided such executive does not violate the non-compete or non-solicitation or other provisions of the restrictive covenant agreement. Any payments under these agreements will be paid in accordance with Datascope’s normal payroll practices and such payments may be terminated if the executive obtains employment during the restrictive covenant period. The approximate value of these payments (calculated without reference to any potential offset) is set forth in the table below.
          The following table sets forth the approximate value of the payments that Messrs. Adelman, Barker, Cathcart, Krauskopf, Laudani, Leschinsky and Scaramelli could receive assuming the Offer is consummated (and constitutes a “change-in-control” under their severance agreements) and their employment is terminated either without “cause” or as the result of a “constructive dismissal” on January 31, 2009.

	Severance	Plan	Gross Up	Non-Compete	Tax	Total
Executive	Payments	Benefits	Payments	Payments	Reimbursements	Payments
Fred Adelman	$1,178,680	$58,488	$535,081	$0	$0	$1,772,249
Nicholas Barker	$1,122,657	$80,852	$0	$0	$0	$1,203,509
Robert Cathcart	$1,170,422	$92,810	$530,050	$0	$0	$1,793,282
Antonino Laudani	$3,407,156	$36,321	$834,228	$0	*	$4,277,705 **
Boris Leschinsky	$1,056,119	$75,786	$600,459	$230,000	$0	$1,962,364
Timothy Krauskopf	$1,122,882	$84,603	$531,333	$0	$0	$1,738,818
Henry Scaramelli	$1,496,057	$84,268	$894,899	$260,000	$0	$2,735,224
Total Payments	$10,553,973	$513,128	$3,926,050	$490,000	$0	$15,483,151

*	Due to his relocation to the United States in October 2007, Mr. Laudani may be subject to duplicate taxation in the United States and Italy for income received from Datascope since October 2007. Datascope may pay, on Mr. Laudani’s behalf, any taxes assessed in the United States for income to Mr. Laudani from Datascope since October 2007.

**	Excludes the effect of any taxes which may be paid by Datascope on Mr. Laudani’s behalf.
          In addition to the payments described above, at the effective time of the Merger (i.e. upon the consummation of the Merger), each outstanding and unvested option held by each executive will vest in full and will be cancelled in exchange for a payment equal to the product of (1) the excess, if any, of the Offer Price over the exercise price per share of such option, multiplied by (2) the total number of shares of Common Stock underlying such option. Each share of restricted stock held by the executive will vest in full and become free from any forfeiture restrictions at the effective time of the Merger. The approximate value of the cash payments that each executive will receive in exchange for the cancellation of such options (assuming that each such officer does not otherwise exercise any outstanding and vested Options prior to the consummation of the Offer) and the removal of forfeiture restrictions on shares of restricted stock is set forth in the table below. This information is based on the officers’ options and restricted stock ownership as of September 12, 2008 and such amounts are pre-tax amounts.

		Shares of Restricted
Executive	Options Outstanding	Stock Outstanding	Total Equity Payments
Lawrence Saper	500,000	0	$12,167,500
Fred Adelman	21,700	0	$413,064
Nicholas Barker	45,000	0	$794,518
Robert Cathcart	54,000	0	$890,460
Timothy Krauskopf	20,000	0	$291,700
Antonino Laudani	40,400	22,500	$1,979,590
Boris Leschinsky	25,600	0	$483,569
Henry Scaramelli	19,700	7,500	$759,696
Total Payments			$17,780,097
          Grantor Trust. Under the terms of the Grantor Trust Agreement, dated as of September 4, 2001, by and between Datascope and Wachovia Bank, N.A., and certain other related agreements between Datascope and the executive officers, certain of the amounts described above were required to be funded and contributed to the Grantor Trust within thirty days after the occurrence of a “potential change-in-control” and “change-in-control” (as both terms are defined in the Grantor Trust Agreement). No additional compensation or benefits are provided to the executive officers under the Grantor Trust. Amounts contributed to the Grantor Trust are merely used to satisfy certain amounts due to the executive officers (and certain other current and former employees), which were contingent upon the change-in-control and/or the termination of such individual’s employment with Datascope. The approval by the Board and the execution of the Merger Agreement constituted a “potential change-in-control;” accordingly within thirty days after the execution of the Merger Agreement, Datascope was required to contribute to the Grantor Trust an amount equal to the total payments the executive officers (and certain other current and former employees) could have been entitled to receive, assuming that the change-in-control event (and other events upon which payment of such amount was contingent) had occurred on the first business day of the calendar year. Accordingly, Datascope contributed $45,180,879 to the Grantor Trust on October 15, 2008. Under the terms of the Grantor Trust Agreement, after the occurrence of a “change-in-control,” such as the consummation of the Offer, the funding of the Grantor Trust must be recalculated annually to ensure sufficient funding is available to provide any required, remaining change-in-control or termination benefits or payments left to be provided to the executive officers.
          Loan to Officer.
          On June 9, 2000, Boris Leschinsky, Vice President of Technology, received a loan from Datascope with a principal amount of $200,000. The promissory note requires annual payments of $20,000 plus interest, based on an annual rate of 8% with the final payment due on June 8, 2010. The current principal balance is $40,000. The largest aggregated amount outstanding at any time during the fiscal year ended June 30, 2008 was $64,800 and the amount outstanding as of September 12, 2008 was $40,833. In the event that Mr. Leschinsky’s employment is terminated due to a change of control of Datascope occurring before June 9, 2010, then the balance of the note will be forgiven.
NON-EMPLOYEE DIRECTOR COMPENSATION
          Datascope’s current non-employee director compensation program became effective on July 1, 2006. Effective January 1, 2007, the annual retainer for each non-employee director of Datascope was increased to $25,000. Payment of the annual retainer occurs at the beginning of the next succeeding calendar year. A director may elect to receive deferred stock units or restricted stock pursuant to the 2005 Equity Incentive Plan in lieu of the annual cash retainer; provided, however, that pursuant to the Merger Agreement, Datascope agreed not to issue any additional deferred stock units or restricted stock pending consummation of the Offer and the Merger. The first awards pursuant to such elections were granted on January 1, 2007 in lieu of annual retainer fees for the 2007 calendar year. If elected, deferred stock units vest pro-rata over the twelve-month period following the grant date, becoming fully vested on the first anniversary of the grant date, and are paid either on the first business day on or after an anniversary of the grant date or on the first business day of the calendar year following the director’s termination of service as a director, at the election of the director. Restricted stock vests in monthly installments over the twelve-month period following the grant date, becoming fully vested on the first anniversary of the grant date.
          Beginning January 1, 2007, each director (except Mr. Saper) also receives restricted shares worth $70,000, with one-year vesting restrictions, pursuant to the 2005 Equity Incentive Plan. A director may elect to defer receipt of compensation, in which case the award will be paid entirely in deferred stock units.

          In addition to the annual retainer described above, the chairman of the Audit Committee receives an annual retainer of $10,000, each chairman of the Compensation Committee and the Nominating Committee receives an annual retainer of $7,500 and each member (other than the chairman) of the Audit Committee, Compensation Committee and Nominating Committee receives an annual retainer of $3,000. Each non-employee director of Datascope also receives a fee of $2,000 for each meeting of the Datascope Board which such director attended in person, $1,000 for each meeting of the Datascope Board for each telephonic meeting of the Datascope Board, $1,000 for each committee meeting which such director attended in person and $500 for each telephonic committee meeting. In Fiscal 2008, Mr. Loughlin was named as Lead Independent Director and was granted an additional $15,000 per year compensation for his service in that role.
          From time to time, Datascope has granted options to directors to purchase shares of Common Stock. These options remain exercisable in full until the earlier of ten years after the date of grant or the termination of status as a director of Datascope, and are not transferable except that each of the options may be exercised by an executor or administrator within one year after an optionee’s death or disability but not beyond the option’s normal expiration date. Each option provides that the optionee may pay for any shares acquired pursuant to the exercise of such option by cash or check or by transfer to Datascope of a number of shares of Common Stock with an aggregate market value equal to the aggregate option exercise price. Such options do not qualify as incentive stock options under the Code. For federal income tax purposes, an optionee will realize taxable income on the date of exercise of an option, and Datascope will then be allowed a deduction from income, equal to the excess of (a) the aggregate market value, on the date of exercise, of the shares so acquired over (b) the aggregate option exercise price for such shares.
          Transactions with respect to stock options granted to directors who are officers of Datascope pursuant to the 1981 Stock Option Plan, the 1995 Stock Option Plan, the 2005 Equity Incentive Plan and with respect to certain director options which have been approved by the stockholders of Datascope are exempt from the short-swing trading liability provisions of Section 16(b) of the Exchange Act, pursuant to Rule 16b-3 of the Exchange Act. The 1981 Stock Option Plan and the 1995 Stock Option Plan do not cover grants to directors who are not employees or officers of Datascope. The Datascope Corp. 2005 Equity Incentive Plan covers grants to directors who are not employees or officers of Datascope.
          Mr. Altschiller has been engaged as a consultant to Datascope since September 1998, providing advice and counsel in the area of advertising. In consideration for these services, Datascope paid Mr. Altschiller a consulting fee of $200,000 during Fiscal 2008.

2008 Director Compensation Table
     The following table shows compensation for Fiscal 2008 for our non-employee directors.

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Alan B. Abramson	53,000	82,530	—	—	—	—	135,530
David Altschiller	17,000	95,038	—	—	—	200,288 (1)	312,326
William L. Asmundson(2)	19,000	47,596	—	—	—	—	66,596
David Dantzker, M.D. (3)	15,000	12,439					27,439
Robert E. Klatell	51,500	95,038	—	—	—	—	146,538
James J. Loughlin	56,000	95,038	—	—	—	—	151,038
William W. Wyman	55,000	82,538	—	—	—	—	137,530

(1)	Of the $200,288 set forth in the table, $288 represents the cash portion of a deferred share distribution and $200,000 represents the amount paid to Mr. Altschiller as a consultant to Datascope for advice and counsel in the area of advertising in Fiscal 2008.

(2)	Mr. Asmundson left the Datascope Board on January 3, 2008, and was a director for only a portion of Fiscal 2008.

(3)	Dr. Dantzker joined the Datascope Board on January 3, 2008, and was a director for only a part of Fiscal 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN STOCKHOLDERS
          The following table provides information as to each person who is known to Datascope to be the beneficial owner of more than 5% of Datascope’s voting securities as of September 12, 2008 (unless otherwise indicated):

	Amount and Nature
Name and Address of Beneficial	of Beneficial		Percent of
Owner (1)	Ownership (1)		Common Stock (2)
Lawrence Saper	2,869,562	(3)	17.5%
Datascope Corp. 14 Philips Parkway Montvale, New Jersey 07645

Ramius LLC	1,041,496	(4)	6.6%
9 Lexington Avenue, 20th Fl. New York, NY 10022

Barclays Global Investors UK Holdings Ltd.	939,543	(5)	5.9%
1 Churchill Place Canary Wharf London X0 E14 5HP

AXA	917,590	(6)	5.8%
25 Avenue Matignon 75008 Paris, France

Bank of America Corporation	843,003	(7)	5.3%
100 North Tryon Street Charlotte, NC 28255

(1)	This table identifies persons having sole voting and investment power with respect to the shares set forth opposite their names as of September 12, 2008, except as otherwise disclosed in the footnotes to the table, according to information publicly filed or furnished to Datascope by each of them.

(2)	Shares beneficially owned, as recorded in this table, expressed as a percentage of the shares of Common Stock of Datascope outstanding as of September 12, 2008. For purposes of calculating Mr. Saper’s beneficial ownership, any shares issuable pursuant to options exercisable within 60 days of September 12, 2008 are deemed to be outstanding.

(3)	Includes (i) 33,153 shares owned by trusts created by Mr. Saper for his children and (ii) 3,150 shares owned by Mr. Saper’s wife. Also includes an option owned by Mr. Saper to purchase 500,000 shares of Common Stock, which is currently exercisable. Also includes 1,290,911 shares that Mr. Saper contributed to a grantor retained annuity trust called the Saper-A Investment Trust, which was created in July 2006 and 1,039,107 shares contributed to a grantor retained annuity trust called the Saper-B Investment Trust, which was created in May 2008 (collectively, the “Trusts”). Mr. Saper is the trustee of the Trusts.

(4)	Ramius LLC (“Ramius”) is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Based solely on a Form 13F filed on August 15, 2008 by Ramius and a Form 13F filed on August 15, 2008 by RCG Starboard Advisors, LLC, Ramius, together with a group comprised of Parche, LLC, Starboard Value and Opportunity Master Fund Ltd., RCG Enterprise, Ltd., RCG Starboard Advisors, LLC, C4S & Co., L.L.C., Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon, has sole voting and investment power with respect to 1,041,496 shares of Common Stock.

(5)	Based solely upon a Form 13F filed with the SEC by Barclays on July 25, 2008, Barclays Global Investors UK Holdings Ltd. (“Barclays”), Barclays has shared investment power with respect to 939,543 shares of Common Stock, sole voting power with respect to 753,983 shares of Common Stock and no voting power with respect to 185,560 shares of Common Stock..

(6)	Based solely upon a Form 13F filed with the SEC by AXA on August 14, 2008, AXA has shared investment power with respect to 917,590 shares of Common Stock, sole voting power with respect to 576,912 shares of Common Stock, and no voting power with respect to 340,678 shares of Common Stock.

(7)	Bank of America (“BofA”) is a national commercial bank corporation. Based solely on a Form 13F filed by BofA on August 12, 2008, BofA has shared investment power with respect to 843,003 shares of Common Stock, sole voting power with respect to 625,152 shares of Common Stock, shared voting power with respect to 81,365 shares of Common Stock and no voting power with respect to 136,486 shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT
     The following table shows the number of shares of Common Stock beneficially owned by Datascope’s directors, the executive officers identified in the summary compensation table below (excluding Mr. Saper, whose holdings are shown in the preceding table) and all directors and executive officers as a group (including Mr. Saper) as of September 12, 2008:

	Amount and Nature		Percent of
	of Beneficial		Common
Name of Beneficial Owner (1)	Ownership		Stock (2)
Alan B. Abramson	27,101	(3)	*
David Altschiller	17,490	(4)	*
David Dantzker, M.D.	0		*
Robert E. Klatell	15,000	(5)	*
Timothy J. Krauskopf	10,000	(6)
Antonino Laudani	68,764	(7)	*
Boris Leschinsky	34,443	(8)	*
James J. Loughlin	11,000	(9)	*
Henry M. Scaramelli	31,760	(10)	*
William W. Wyman	8,904	(11)	*
All executive officers and directors as a group (consisting of 14 individuals)	3,221,604	(12)	19.4%

*	Represents less than 1% of the shares of Common Stock of Datascope outstanding as of September 12, 2008.

(1)	This table identifies persons having sole voting and investment power with respect to the shares set forth opposite their names, except as otherwise disclosed in the footnotes to the table, according to information furnished to Datascope by each of them.

(2)	Shares beneficially owned, as recorded in this table, expressed as a percentage of the shares of the Common Stock of Datascope outstanding as of September 12, 2008. For the purpose of calculating each person’s beneficial ownership, any shares issuable pursuant to options exercisable within 60 days of September 12, 2008 are deemed to be beneficially owned by, and outstanding with respect to, such person. An option is considered to be exercisable within 60 days of September 12, 2008 if the option has vested or will vest within such period, even though by September 12, 2008 the threshold price, which, depending on the option, may be a condition for exercisability, may not have been reached.

(3)	Consists of 22,500 shares which are issuable pursuant to currently exercisable options, 1,954 shares of restricted stock issued on January 1, 2007 which vested on January 1, 2008, 1,950 shares of restricted stock issued on January 1, 2008, which will vest on January 1, 2009 and 697 shares of restricted stock issued on January 1, 2008, which vest ratably over a 12 month period.

(4)	Includes 15,000 shares which are issuable pursuant to currently exercisable options.

(5)	Consists of 15,000 shares which are issuable pursuant to currently exercisable options.

(6)	Consists of 10,000 shares which are issuable pursuant to currently exercisable options.

(7)	Includes 40,400 shares which are issuable pursuant to currently exercisable options and 22,500 shares of restricted stock. A restricted stock grant of 30,000 shares was granted on August 22, 2007 and vests in four equal annual installments of 25% on the anniversary of the grant date.

(8)	Includes 21,850 shares which are issuable pursuant to currently exercisable options.

(9)	Includes 10,000 shares which are issuable pursuant to currently exercisable options.

(10)	Includes 19,700 shares which are issuable pursuant to currently exercisable options and 7,500 shares of restricted stock. A restricted stock grant of 10,000 shares was granted on August 22, 2007 and vests in four equal annual installments of 25% on the anniversary of the grant date.

(11)	Consists of 5,000 shares which are issuable pursuant to currently exercisable options, 1,954 shares of restricted stock issued on January 1, 2007 and 1,950 shares of restricted stock issued on January 1, 2008. The restricted stock vests on the one year anniversary of the grant date.

(12)	Includes 768,900 shares which are issuable pursuant to currently exercisable options.
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information as of June 30, 2008 about our common stock that may be issued under our existing equity compensation plans upon the exercise of stock options or otherwise:

			Number of securities
			remaining available
		Weighted	for
	Number of securities	average exercise	future issuance under
	to	price of	equity
	be issued upon	outstanding	compensation plans
	exercise	options, warrants	(excluding securities
	of outstanding options,	and	reflected in column
Plan Category	warrants and rights	rights	(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Stock options	1,030,500	$31.87	716,317
Common stock (2)	64,687	—	1,126,135
Equity compensation plans not approved by security holders (3)
Stock options	15,000	$32.19	—

Total	1,110,187		1,842,452

(1)	See Note 10 to the Consolidated Financial Statements for a description of our stock-based plans.

(2)	Includes 4,597 shares of restricted stock granted to members of the Board of Directors in fiscal 2008 under the 2005 Equity Incentive Plan, pursuant to the Compensation Plan for Non-Employee Directors.

(3)	Includes grants of options to a member of the Board of Directors to purchase up to 15,000 shares of our common stock. These options have a term of 10 years with exercise prices ranging from $22.49 to $37.03.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
          Adam Saper, the son of Lawrence Saper, Chairman of the Board of Directors and CEO, was employed by Datascope and held the title of Director of Business Development, Patient Monitoring Division, until the termination of his employment from Datascope on June 30,

2008. During Fiscal 2008, Datascope paid Adam Saper $171,018 in base salary. He was not awarded a bonus in Fiscal 2008. Pursuant to an Agreement and Release between Datascope and Adam Saper, he will receive severance payments for 13 weeks totaling $43,139.
          On June 9, 2000, Boris Leschinsky, Vice President of Technology, received a loan from Datascope with a principal amount of $200,000. The promissory note requires annual payments of $20,000 plus interest, based on an annual rate of 8% with the final payment due on June 8, 2010. The current principal balance is $40,000. The largest aggregated amount outstanding at any time during Fiscal 2008 was $64,800 and the amount outstanding as of September 12, 2008 was $40,833. In the event that Mr. Leschinsky’s employment is terminated due to a change of control of Datascope occurring before June 9, 2010, then the balance of the note will be forgiven.
          See "Non-Employee Director Compensation” for disclosure of compensation payable to Mr. Altschiller.
Review of Transactions with Related Persons
          The Audit Committee of the Datascope Board reviews and approves all transactions with related parties, including (i) transactions involving potential conflicts of interest with corporate officers and directors, (ii) transactions involving any immediate family members of any corporate officers and directors and (iii) any other related party transactions. This responsibility of the Audit Committee is set forth in writing in the charter of the Audit Committee. Based upon its consideration of all relevant facts and circumstances, the Audit Committee determines whether such transaction is in the best interests of Datascope and whether or not to approve such transaction. The Compensation Committee of the Datascope Board reviewed and approved all compensation-related matters regarding Adam Saper during his employment with Datascope.
Director Independence
          Other than Messrs. Altschiller and Saper, each of our directors is “independent” as defined under the National Association of Securities Dealers, Inc.’s listing standards. The independent directors are Mr. Abramson, Chairman of the Compensation Committee and member of the Nominating Committee, Dr. Dantzker, member of the Audit Committee, Mr. Klatell, Chairman of the Nominating Committee and member of the Audit Committee and Compensation Committee, Mr. Loughlin, Chairperson of the Audit Committee and member of the Compensation Committee and Mr. Wyman, member of the Nominating Committee and Audit Committee.

Item 14. Principal Accountant Fees and Services
REPORT OF THE AUDIT COMMITTEE
          The Audit Committee is comprised of David R. Dantzker, M.D., Robert E. Klatell, James J. Loughlin and William W. Wyman. Mr. Loughlin serves as Chairperson of the Audit Committee. Each of the members of the audit committee is “independent” as defined under applicable National Association of Securities Dealers, Inc.’s listing standards and is financially literate as that qualification is interpreted by the Board of Directors. In addition, at least one member of the Audit Committee has accounting or related financial management experience, as the Board of Directors interprets that qualification. The Board of Directors has adopted a written charter with respect to the Audit Committee’s roles and responsibilities.
          The Audit Committee’s primary duties and responsibilities are to (1) monitor the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance, (2) monitor the independence and performance of the Company’s independent registered public accounting firm and (3) provide an avenue of communication among the independent registered public accounting firm, management, and the Board of Directors.
          It is the responsibility of the independent registered public accounting firm to audit the Company’s consolidated financial statements. The Audit Committee does not provide any expert or other special assurance as to the Company’s financial statements or any expert or professional certification as to the work of the Company’s independent registered public accounting firm. The Audit Committee has the sole authority to appoint or replace the independent registered public accounting firm.
          In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed the Company’s audited financial statements with its management and Deloitte & Touche LLP, its independent registered public accounting firm. The Audit Committee also discussed with Deloitte & Touche LLP the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees) as amended by Statement on Auditing Standards No. 90 (Audit Committee Communications) and are adopted by the Public Company Accounting Oversight Board (United States) (“PCAOB”). This included a discussion of the independent registered public accounting firm’s judgments as to the quality, not just the acceptability, of the Company’s accounting principles, and such other matters that PCAOB standards require to be discussed with the Audit Committee. The Audit Committee also received the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committee), as adopted by the PCAOB, and the Audit Committee discussed the independence of Deloitte & Touche LLP with that firm.
          Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, the audited financial statements to be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for filing with the Securities and Exchange Commission.
Audit Committee
David R. Dantzker, M.D.
Robert E. Klatell
James J. Loughlin, Chairperson
William W. Wyman

FEES BILLED FOR SERVICES RENDERED BY THE COMPANY’S INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
               For the fiscal years ended June 30, 2008 and 2007, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates, the Company’s independent registered public accounting firm, billed the approximate fees set forth below:

	2008	2007
Audit Fees(1)	$1,994,889	$1,804,330
Audit-Related Fees	—	—
Tax Fees(2)	41,000	59,600
All Other Fees	—	—

Total Fees	$2,035,889	$1,863,930

(1)	Audit Fees consist of fees for the audit of the annual financial statements, reviews of the quarterly financial statements, statutory and regulatory audits of various subsidiaries outside the United States, audit services related to management’s documentation of internal control as required by the Sarbanes-Oxley Act of 2002, Section 404, and other services related to Securities and Exchange Commission matters.

(2)	Tax Fees primarily include tax services for reviews of U.S. consolidated federal corporate income tax returns and reviews of foreign tax returns in certain European countries.
          The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independent registered public accounting firm’s independence.
Audit Committee Pre-Approval Policies and Procedures
          The Audit Committee has policies and procedures that require the pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. Each year, the Audit Committee approves the proposed services, including the nature, type and scope of services and the related fees to be rendered by the independent registered public accounting firm during the year. If any additional services become necessary during the year, such services and the related fees are also approved by the Audit Committee in advance of the provision of such services.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements
          The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the Original Form 10-K.
2.	Financial Statement Schedules
          All financial statement schedules are omitted because the required information is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the Original Form 10-K.

3.	Exhibits

All exhibits filed by the Company in its Original Form 10-K are incorporated herein by reference. The following exhibits are filed as a part of this report.

Exhibit
No.	Document Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASCOPE CORP.
Date: October 28, 2008	By:	/s/ Lawrence Saper
Lawrence Saper
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lawrence Saper Lawrence Saper	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 28, 2008

/s/ Antonino Laudani, M.D.	Vice-President and Chief Operating Officer	October 28, 2008
Antonino Laudani, M.D.

/s/ Henry M. Scaramelli Henry M. Scaramelli	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	October 28, 2008

/s/ Fred Adelman Fred Adelman	Vice President, Chief Accounting Officer (Principal Accounting Officer) and Treasurer	October 28, 2008

/s/ Alan B. Abramson	Director	October 28, 2008
Alan B. Abramson

/s/ David Altschiller	Director	October 28, 2008
David Altschiller

/s/ David Dantzker, M.D.	Director	October 28, 2008
David Dantzker, M.D.

/s/ James J. Loughlin	Director	October 28, 2008
James J. Loughlin

/s/ Robert E. Klatell	Director	October 28, 2008
Robert E. Klatell

/s/ William W. Wyman	Director	October 28, 2008
William W. Wyman