Form 10-Q
period 2008-09-30
DATASCOPE CORP
filed 2008-11-10
CIK 27096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of Shares of Company’s Common Stock outstanding as of October 31, 2008: 15,900,677

Datascope Corp.
Form 10-Q Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2008 and June 30, 2008	1

Condensed Consolidated Statements of Earnings (Unaudited) Three Months Ended September 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended September 30, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

Signatures

Exhibit 31.1. Certification of Principal Executive Officer Regarding Facts and Circumstances Relating to Quarterly Reports

Exhibit 31.2. Certification of Principal Financial Officer Regarding Facts and Circumstances Relating to Quarterly Reports

Exhibit 32.1. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Datascope Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	June 30,
	2008	2008
	(Unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$190,296	$22,106
Short-term investments	52,977	228,106
Accounts receivable less allowance for doubtful accounts of $3,011 and $2,777	49,220	65,178
Inventories	34,565	31,030
Prepaid expenses and other current assets	15,503	16,425
Current deferred taxes	2,302	2,476
Current assets of discontinued operations	—	5,773

Total current assets	344,863	371,094

Property, plant and equipment, net of accumulated depreciation of $73,178 and $73,563	49,253	49,710
Long-term investments	23,032	22,846
Intangible assets, net	15,199	15,873
Goodwill	4,360	4,575
Other assets	44,194	43,974
Noncurrent assets of discontinued operations	—	15,666

	$480,901	$523,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,566	$16,951
Dividends payable	1,590	—
Accrued expenses	13,098	13,833
Accrued compensation	10,497	14,377
Deferred revenue	2,498	2,728
Income taxes payable	10,137	43,504
Current liabilities of discontinued operations	—	500

Total current liabilities	53,386	91,893

Other liabilities	29,631	25,836
Other liabilities of discontinued operations	—	459

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 5,000 shares; Issued, none	—	—
Common stock, par value $0.01 per share:
Authorized, 45,000 shares;
Issued, 19,471 and 19,401 shares	195	194
Additional paid-in capital	129,843	126,805
Treasury stock at cost, 3,570 and 3,567 shares	(109,017)	(108,897)
Retained earnings	375,018	377,194
Accumulated other comprehensive income:
Cumulative translation adjustments	1,828	10,043
Benefit plan adjustments	(77)	(55)
Unrealized gain on available-for-sale securities	94	266

Total stockholders’ equity	397,884	405,550

	$480,901	$523,738

(a)	Derived from audited consolidated financial statements. See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Net sales	$56,207	$48,015
Cost of sales	19,802	16,717
Gross profit	36,405	31,298

Operating expenses:
Research and development expenses	5,041	4,964
Selling, general and administrative expenses	24,608	20,480
Special charges	1,533	—

	31,182	25,444

Operating earnings	5,223	5,854

Other (income) expense:
Interest income	(1,608)	(608)
Interest expense	3	50
Gain on sale of investments	—	(13,173)
Other, net	249	138

	(1,356)	(13,593)

Earnings from continuing operations before income taxes	6,579	19,447
Income taxes	2,540	7,578

Net earnings from continuing operations	4,039	11,869
Net loss from discontinued operations	(1,660)	(77)
Net gain on sale of discontinued operations	550	—

Net earnings	$2,929	$11,792

Net earnings (loss) per share, basic:
Continuing operations	$0.26	$0.77
Discontinued operations	(0.10)	—
Net gain on sale of discontinued operations	0.03	—

Net earnings	$0.19	$0.77

Weighted average number of common shares outstanding, basic	15,793	15,347

Net earnings (loss) per share, diluted:
Continuing operations	$0.25	$0.76
Discontinued operations	(0.10)	—
Net gain on sale of discontinued operations	0.03	—

Net earnings	$0.18	$0.76

Weighted average number of common shares outstanding, diluted	16,066	15,483

Cash dividends declared per common share	$0.10	$1.10

See notes to unaudited condensed consolidated financial statements.

Datascope corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Operating Activities:
Net earnings	$2,929	$11,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,612	3,599
Amortization	531	1,575
Provision for supplemental pension and post-retirement medical	379	343
Provision for losses (gains) on accounts receivable	424	(87)
Cash surrender value of officers life insurance	(78)	(64)
Net gain on sale of discontinued operations	(550)	—
Realized gain on sale of investment	—	(13,173)
Stock-based compensation expense	245	310
Excess tax benefits on stock-based compensation	(316)	(4)
Deferred income tax expense (benefit)	578	(26)
Changes in assets and liabilities:
Accounts receivable	13,239	7,698
Inventories	(5,462)	(5,382)
Prepaid expenses and other assets	1,782	1,686
Accounts payable	(394)	2,404
Income taxes payable	(33,335)	8,914
Accrued and other liabilities	(6,910)	(10,352)

Net cash (used in) provided by operating activities	(24,326)	9,233

Investing Activities:
Capital expenditures	(3,022)	(2,298)
Proceeds from sale of discontinued operations	21,000	—
Purchases of investments	(3,540)	(31,787)
Proceeds from investment maturities	178,207	10,919
Proceeds from investment sales	54	18,201
Capitalized software	(608)	(1,842)
Purchased technology and licenses	(693)	(13)

Net cash provided by (used in) investing activities	191,398	(6,820)

Financing Activities:
Exercise of stock options	2,916	30
Treasury shares acquired under repurchase programs	(120)	—
Excess tax benefits on stock-based compensation	316	4
Cash dividends paid	—	(1,532)

Net cash provided by (used in) financing activities	3,112	(1,498)

Effect of exchange rates on cash	(1,994)	(635)

Increase in cash and cash equivalents	168,190	280
Cash and cash equivalents, beginning of period	22,106	15,780

Cash and cash equivalents, end of period	$190,296	$16,060

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes paid	$35,932	$85

Income taxes refunded	$19	$3,724

Non-cash investing and financing activities:
Sale of discontinued operations/indemnification receivable	$3,000	$—

Net transfers of inventory to fixed assets for use as demonstration equipment	$438	$2,148

Capitalized software and property, plant & equipment acquired, not paid	$119	$336

Proceeds due from broker — common stock transactions	$183	$—

Dividends declared, not paid	$1,593	$16,988

See notes to unaudited condensed consolidated financial statements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Datascope Corp. and its subsidiaries (the “Company” – which may be referred to as “our”, “us” or “we”). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year. The condensed consolidated statements of earnings for the three months ended September 30, 2008 and 2007 have been reclassified to reflect discontinued operations.
Preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Recently Adopted Accounting Pronouncements
On July 1, 2008, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Supplemental Benefits Plan for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a collateral assignment split-dollar agreement among Mr. Saper, the Company and a trust for the benefit of Mr. Saper’s family. At adoption date, we recognized a $3.5 million noncurrent liability for the present value of the premium reimbursement through a cumulative effect adjustment to retained earnings. The noncurrent liability is reflected in other liabilities in our condensed consolidated balance sheet at September 30, 2008.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies (Continued)
Recently Adopted Accounting Pronouncements (Continued)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the provisions of SFAS 157 relating to nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (our fiscal year 2010 beginning July 1, 2009). Accordingly, we adopted the required provisions of SFAS 157 at the beginning of our fiscal year 2009 (July 1, 2008) and the remaining provisions will be adopted at the beginning of our fiscal year 2010. The fiscal 2009 adoption did not result in a material impact to our consolidated financial statements, but it did result in certain additional disclosures. We are currently evaluating the impact of adopting the remaining parts of SFAS 157 on our consolidated financial statements. See Note 12 for additional information related to the impact of adopting SFAS 157.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement provides an option to report selected financial assets and liabilities at fair value. In addition, SFAS 159 establishes presentation and disclosure requirements for those assets and liabilities which the registrant has chosen to measure at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We have not elected the fair value option for eligible items that existed at the beginning of our fiscal 2009.
Recent Accounting Pronouncements, Not Required to be Adopted as of September 30, 2008
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year 2010 beginning July 1, 2009). We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements, Not Required to be Adopted as of September 30, 2008 (Continued)
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS161”), which is effective for fiscal years beginning after November 15, 2008 (our fiscal year 2010 beginning July 1, 2009). Statement 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We are currently evaluating the impact of adopting SFAS 161, but do not anticipate that the provisions of SFAS 161 will have a material impact on our consolidated financial statements.
2. Pending Merger
On September 15, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Getinge AB (“Getinge”) and DaVinci Merger Sub, Inc. (“Purchaser”), a wholly-owned subsidiary of Getinge, a company organized under the laws of Sweden. Subject to the terms and conditions of the Merger Agreement, Purchaser has commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of common stock of Datascope at a price of $53.00 per share. Upon completion of the tender offer and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into Datascope, with each outstanding share of our common stock being converted into the right to receive $53.00 in cash. We will survive the merger as a wholly-owned subsidiary of Getinge.
The transaction is subject to customary conditions, including the tender of a majority of the outstanding shares of Datascope common stock into the tender offer, regulatory approvals and the absence of a material adverse change with respect to Datascope. Lawrence Saper, the Chairman of our Board of Directors, Chief Executive Officer and a 17.5% stockholder, entered into a voting agreement, dated September 15, 2008 (the “Voting Agreement”) and has tendered all shares of common stock of Datascope held by him pursuant to the Offer in accordance with the terms of the Voting Agreement. According to a press release issued by Getinge on November 5, 2008, as of the close of business on November 4, 2008, approximately 13,338,318 common stock of Datascope, representing approximately 84% of the total outstanding shares of common stock of Datascope, has been validly tendered and not withdrawn in the Offer.
Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the Offer may not be completed until the expiration of a 15-calendar day waiting period following the filing of the Notification and Report Forms (“HSR Forms”) concerning the Offer with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice, unless the waiting period is extended by a request for additional information or documentary material. Getinge originally filed its HSR Forms with the FTC on September 29, 2008, voluntarily withdrew its HSR Forms on October 14, 2008 and re-filed its HSR Forms with the FTC on October 16, 2008. On October 31, 2008, we announced that we received a Request for Additional Information from the FTC, seeking additional information concerning Getinge’s proposed acquisition of Datascope.
3. Discontinued Operations
Effective August 6, 2008, we completed the sale of the Interventional Products (“IP”) assets related to the VasoSeal®, On-Site® and X-Site® vascular closure devices and our collagen operations to St. Jude Medical, Inc. We received $21.0 million in cash at the closing and recorded a receivable for $3.0 million to be paid upon the expiration of an 18 month indemnification period. The sale of the IP assets is in connection with a plan we announced in October 2006 to exit the vascular closure market and phase out the IP business. The sale of the IP assets resulted in a gain of approximately $0.6 million, net of $0.3 million of income tax expense. Interventional Products was formerly part of the Interventional / Vascular Products segment.
Effective May 1, 2008, we sold our Patient Monitoring (“PM”) business to Mindray Medical International Limited. Patient Monitoring was formerly part of the Cardiac Assist / Monitoring Products segment.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
3. Discontinued Operations (Continued)
Net sales and pretax loss from discontinued operations before income taxes for the three months ended September 30, 2008 and 2007 are shown below.

	Three Months Ended
	9/30/2008	9/30/2007
Net sales:
Patient Monitoring business	$(543)	$38,140
Interventional Products business	260	1,145

Net sales from discontinued operations	$(283)	$39,285

Pretax (loss) earnings:
Patient Monitoring business	$(1,444)	$(233)
Interventional Products business	(947)	114

Pretax loss from discontinued operations	$(2,391)	$(119)

4. Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

	September 30,	June 30,
	2008	2008
Materials	$11,358	$9,999
Work in process	8,105	8,628
Finished goods	15,102	12,403

	$34,565	$31,030

5. Stockholders’ Equity
Changes in the components of stockholders’ equity for the three months ended September 30, 2008 were as follows:

Net earnings	$2,929
Foreign currency translation loss	(8,215)
Common stock and additional paid-in capital effects of stock option activity	3,039
Cash dividends declared on common stock	(1,593)
Purchases under stock repurchase plans	(120)
Benefit plan adjustments	(22)
Unrealized loss on available-for-sale securities	(172)
Cumulative effect of EITF 06-10 adoption	(3,512)

Total decrease in stockholders’ equity	$(7,666)

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
6. Earnings Per Share
The computation of basic and diluted earnings per share for the three months ended September 30, 2008 and 2007 is shown below.

	Three Months Ended
	9/30/2008	9/30/2007
Net earnings	$2,929	$11,792

Weighted average shares outstanding for basic earnings per share	15,793	15,347
Effect of dilutive employee stock awards	273	136

Weighted average shares outstanding for diluted earnings per share	16,066	15,483

Basic earnings per share	$0.19	$0.77

Diluted earnings per share	$0.18	$0.76

Common shares related to options outstanding under our stock option plans amounting to 704 thousand shares for the three months ended September 30, 2007 were excluded from the computation of diluted earnings per share as the effect would have been antidilutive. There were no common shares related to options outstanding that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2008.
7. Comprehensive (Loss) Income
Comprehensive (loss) income for the three months ended September 30, 2008 and 2007 is shown below.

	Three Months Ended
	9/30/2008	9/30/2007
Net earnings	$2,929	$11,792
Foreign currency translation (loss) gain	(8,215)	2,914
Benefit plan adjustments	(22)	101
Unrealized (loss) gain on available-for-sale securities, net of tax	(172)	168

Total comprehensive (loss) income	$(5,480)	$14,975

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
The Vascular Products segment includes a proprietary line of knitted and woven polyester vascular grafts and patches for reconstructive vascular and cardiovascular surgery, peripheral vascular stent products and stent grafts. The peripheral vascular products are used by vascular surgeons and interventional radiologists for the treatment of peripheral arterial disease.
Management evaluates the revenue and profitability performance of each of our product lines to make operating and strategic decisions. We have no intersegment revenue.

	Cardiac		Corporate
	Assist	Vascular	and	Continuing
	Products	Products	Other (a)	Operations
Three months ended September 30, 2008
Net sales to external customers	$45,369	$10,409	$429	$56,207

Operating earnings (loss)	$7,040	$(274)	$(1,543)	$5,223

Three months ended September 30, 2007
Net sales to external customers	$39,642	$8,060	$313	$48,015

Operating earnings (loss)	$6,173	$(120)	$(199)	$5,854

	Three Months Ended
	9/30/2008	9/30/2007
Reconciliation to earnings from continuing operations before income taxes:
Operating earnings from continuing operations	$5,223	$5,854
Interest income, net	1,605	558
Gain on sale of investment	—	13,173
Other, net	(249)	(138)

Earnings from continuing operations before income taxes	$6,579	$19,447

(a)	Operating loss for Corporate and Other segment includes special charges of $1.5 million for merger related expenses. Net sales of life science products by Genisphere are included within Corporate and Other. Segment SG&A expenses include fixed corporate G&A allocated charges.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
9. Stock-Based Awards
We maintain the following equity incentive plans:
•	The 2005 Equity Incentive Plan (“2005 Plan”), approved by stockholders in December 2005, authorized 1,200,000 shares covering several different types of awards, including stock options, performance shares, performance units, stock appreciation rights, restricted shares and deferred shares.

•	The Amended and Restated 1995 Employee Stock Option Plan covering 4,150,000 shares of common stock

•	The Amended and Restated Non-Employee Director Plan covering 150,000 shares of common stock. Under the provisions of SFAS 123(R), members of the Board of Directors are considered employees.
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
Stock-based compensation expense for the three months ended September 30, 2008 and 2007 was recorded in the condensed consolidated statements of earnings as follows:

	Three Months Ended
	9/30/2008	9/30/2007
Continuing operations
Cost of sales	$—	$2
Research and development expenses	36	31
Selling, general and administrative expenses	209	199

Total stock-based compensation expense	$245	$232

Total stock-based compensation expense, net of tax	$147	$138

Discontinued operations
Net loss from discontinued operations	$—	$46

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses multiple assumptions. The expected dividend yield is based on the annualized projection of regular and special dividends. Expected volatility is based on historical volatility for a period equal to the stock option’s expected life and calculated on a monthly basis. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year term.
There were no stock options granted during the three months ended September 30, 2008 and 2007.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
9. Stock-Based Awards (Continued)
Stock Options
Changes in our stock options for the three months ended September 30, 2008 were as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Term
Options outstanding, beginning of year	1,045,500	$31.87
Granted	—	—
Exercised	(69,225)	35.87
Forfeited/Expired	(3,000)	37.38

Options outstanding, end of period	973,275	31.57	4.1 Years

Options vested and expected to vest, end of period	968,261	31.55	4.1 Years

Options exercisable, end of period	929,588	31.38	3.9 Years

At September 30, 2008, there were 1,704,676 shares of common stock reserved for stock options. We generally issue shares for the exercise of stock options from unissued reserved shares. We anticipate that shares repurchased will offset shares to be issued for the stock-based awards and reduce the dilutive impact of share-based activity. However, since the timing and amount of future repurchases is not known, we cannot estimate the number of shares expected to be repurchased during the remainder of fiscal 2009.
The total intrinsic value (the excess of the market price over the exercise price) was approximately $19.5 million for stock options outstanding, $18.8 million for stock options exercisable and $19.4 million for stock options vested and expected to vest as of September 30, 2008. The total intrinsic value for stock options exercised during the three months ended September 30, 2008 and 2007 was approximately $1.0 million and $9 thousand, respectively.
The amount of cash received from the exercise of stock options was approximately $2.9 million and the related tax benefit was approximately $0.3 million for the three months ended September 30, 2008.
SFAS 123(R) requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the stock-based compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, we classified $0.3 million and $4 thousand of excess tax benefits as financing cash flows for the three months ended September 30, 2008 and 2007.
As of September 30, 2008, unrecognized stock-based compensation expense related to stock options was approximately $0.7 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
9. Stock-Based Awards (Continued)
Restricted Stock
The following table summarizes restricted stock activity under the 2005 Plan for the three months ended September 30, 2008:

		Weighted
		Average
	Shares	Grant Price
Nonvested, beginning of year	64,687	$34.09
Awarded	—	—
Vested	(12,838)	32.49
Forfeited	—	—

Nonvested, end of period	51,849	34.49

As of September 30, 2008, unrecognized stock-based compensation expense related to nonvested awards was approximately $1.6 million and is expected to be recognized over a weighted average period of approximately 2.8 years.
10. Retirement Benefit Plans
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
(Unaudited, in thousands except per share data)
10. Retirement Benefit Plans (Continued)
Net Periodic Benefit Costs
The components of net periodic benefit costs of our U.S. and International defined benefit pension plans, the SERP and the post-retirement medical benefits plan include the following:

	Three Months Ended September 30,
	2008	2007	2008	2007
	U.S. and International		SERP
Service cost	$449	$749	$93	$94
Interest cost	1,231	1,307	285	264
Expected return on assets	(1,156)	(1,263)	—	—
Amortization of:
Net loss	—	87	3	3
Unrecognized prior service (credit) cost	(13)	(9)	(7)	(24)

Net periodic benefit costs	$511	$871	$374	$337

Employer contributions	$—	$2,500

	Three Months Ended
	September 30,
	2008	2007
	Post-Retirement Medical
Service cost	$—	$—
Interest cost	4	4
Expected return on assets	—	—
Amortization of:
Net loss	—	1
Unrecognized prior service cost	1	1

Net periodic benefit costs	$5	$6

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
11. Intangible Assets and Goodwill
Intangible Assets
The following is a summary of our intangible assets:

	September 30,	June 30,
	2008	2008
Amortized intangible assets:
Purchased technology	$14,355	$14,612
Customer relationships and other	2,410	2,685
Licenses	390	390

Subtotal	17,155	17,687

Accumulated amortization:
Purchased technology	(1,577)	(1,540)
Customer relationships and other	(109)	(9)
Licenses	(270)	(265)

Subtotal	(1,956)	(1,814)

Amortized intangible assets, net	$15,199	$15,873

The components of intangible assets primarily represent the fair value of intangible assets acquired for the peripheral vascular stent business, purchased technology for the ClearGlide® endoscopic vessel harvesting device and purchased technology for the ProLumen® thrombectomy device.
Amortization expense was approximately $142 thousand and $531 thousand for the three months ended September 30, 2008 and 2007, respectively.
Expected future amortization expense for intangible assets subject to amortization for the remainder of fiscal 2009 and the full fiscal years 2010 through 2013 is as follows:

	Year Ending June 30,
	2009	2010	2011	2012	2013
Amortization expense	$578	$1,256	$1,695	$1,695	$1,682
The remaining weighted average amortization period for intangible assets is approximately 9.5 years.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
11. Intangible Assets and Goodwill (Continued)
Goodwill
The following is a summary of the changes in the carrying amount of goodwill for the three months ended September 30, 2008.

Vascular
Products
Goodwill, beginning of year	$4,575
Adjustment to acquisition purchase price	119
Currency adjustment	(334)

Goodwill, end of period	$4,360

12. Fair Value Measurements
We have short- and long-term marketable investments that are recorded at fair value based on quoted prices in an active market. The short- and long-term marketable investments consist of the following:
•	U.S. treasury securities

•	U.S. government agency securities

•	Foreign government treasury securities

•	Guaranteed foreign currency deposits

•	AAA-rated corporate note

•	Publicly-traded equity security
All of these marketable investments are classified as available-for-sale securities and are reflected in our condensed consolidated balance sheets as short-term investments for investments with a maturity date within one year from September 30, 2008 and long-term investments for investments with a maturity date greater than one year.
As discussed in Note 1, we adopted the provisions of SFAS 157 effective July 1, 2008 with respect to fair value measurements of all financial assets and liabilities. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
12. Fair Value Measurements (Continued)
Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•	Level 2 – inputs are based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
The following is a summary of the financial assets measured at fair value in accordance with SFAS 157 as of September 30, 2008.

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Financial assets
Available-for-sale debt securities	$75,786	$51,437	$24,349	$—
Available-for-sale equity securities	223	223	—	—
Foreign exchange forward contracts	465	—	465	—

Total assets measured at fair value	$76,474	$51,660	$24,814	$—

Our Level 1 financial assets are based on quoted prices for identical instruments traded in active markets. Our Level 2 financial assets are based on quoted market prices for similar instruments in active markets for our available-for-sale debt securities and observable market data, primarily foreign exchange rates, for our foreign exchange forward contracts.
13. Commitments and Contingencies
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

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Commitments and Contingencies (Continued)
Legal Proceedings (Continued)
As noted in our Form 10-K for the fiscal year ended June 30, 2008, on March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They alleged that our ProLumen Rotational Thrombectomy System infringed one or more claims of their U.S. patents 5,766,191 and 6,824,551. A jury trial took place in late June 2007 that resulted in a finding that the ProLumen product infringed one or more claims of each of the these patents, that we owed approximately $690,000 in damages to the plaintiffs and an injunction was issued precluding us from further selling the ProLumen product. We filed a Notice of Appeal regarding the lower court’s decision and were successful on appeal in overturning the lower court’s findings. However, on October 16, 2008, the plaintiffs requested a rehearing of the decision on appeal. That requested rehearing was denied on November 10, 2008.
On September 22, 2008, a complaint was filed in New Jersey state court against Datascope, each of Datascope’s directors, Purchaser and Parent. The complaint alleges breach of fiduciary duties by Datascope’s directors by entering into the Merger Agreement and failing to make adequate disclosure about the merger, and alleges that Purchaser and Parent aided and abetted these breaches. The action, captioned Stationary Engineers Local 39 Pension Trust Fund, et al. v. Datascope, et al. (Docket No. BER-C-352-08, Superior Court of New Jersey, Chancery Division, Bergen County), seeks to bring claims on behalf of one stockholder and an alleged class of other public stockholders of Datascope, seeking, among other things, (a) injunctive relief with respect to the proposed transactions under the Merger Agreement, (b) a declaration that the directors of Datascope have breached their fiduciary duty to Datascope and its stockholders; and (c) an award of fees, expenses and costs to plaintiff and its counsel. Datascope and its directors believe that the claims set forth in the complaint are without merit and intend to defend against this action vigorously.
On September 26, 2008, a second complaint was filed in New Jersey state court against Datascope, each of Datascope’s directors, Purchaser and Parent. The complaint alleges breach of fiduciary duties by Datascope’s directors by entering into the Merger Agreement and failing to make adequate disclosure about the merger, and alleges that Purchaser and Parent aided and abetted these breaches. The action, captioned Alfred DiMaggio, et al. v. Datascope, et al. (Docket No. BER-C-373-08), was filed in Superior Court of New Jersey, Chancery Division, Bergen County, and seeks to bring claims on behalf of an individual and an alleged class of public stockholders of Datascope, seeking, among other things, (a) injunctive relief with respect to the proposed transactions under the Merger Agreement, (b) in the event that the transactions contemplated by the Merger Agreement are consummated prior to the entry of the court’s final judgment, rescission of the transaction or an award of recissionary damages, (c) an accounting for all damages caused by the defendants and an accounting for all profits and special benefits obtained as a result of their breach of fiduciary duties, and (d) an award of fees, expenses and costs to plaintiff and its counsel. Datascope and its directors believe that the claims set forth in the complaint are without merit and intend to defend against this action vigorously.
The two actions have now been consolidated and are known as In re Datascope Shareholder Litigation (BER-C-352-8).

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
13. Commitments and Contingencies (Continued)
Legal Proceedings (Continued)
Subsequently, on October 28, 2008, the New Jersey state court entered an order in the consolidated action denying plaintiffs’ motion for a preliminary injunction to enjoin the close of the Offer until the Company disclosed additional information in the Schedule 14D-9 that plaintiffs asserted was material.
Credit Arrangements
We had available unsecured lines of credit at September 30, 2008 totaling approximately $101.0 million, with interest payable at LIBOR-based rates determined by the borrowing period. At September 30, 2008, we had no outstanding borrowings. Of the total available, $25.0 million expires in October 2008 and $50.0 million expires in March 2009. These lines of credit are renewable annually at the option of the banks. The $25.0 million credit line that expired in October 2008 was not renewed by the bank. We plan to seek renewal of all other lines of credit. We also have $26.0 million in credit lines with no expiration date.
14. Dividends and Stock Repurchase Program
Dividends
The Board of Directors declared the following dividends:

	Per Share
Declaration Date	Dividend	Type	Record Date	Payment Date
Fiscal 2009

September 17, 2008	$0.10	Regular	October 1, 2008	October 15, 2008

Fiscal 2008

September 21, 2007	$1.00	Special	October 1, 2007	October 15, 2007
	$0.10	Regular
Stock Repurchases
We currently have two stock repurchase programs that were approved by the Board of Directors on May 16, 2001 and September 12, 2006. Approval was granted for up to $40 million in repurchases for each program. Purchases under these programs may be made from time to time on the open market and in privately negotiated transactions, and may be discontinued at any time at our discretion. As of September 30, 2008, we had approximately $41 million remaining and available for stock repurchases under the programs. Due to the pending merger, we do not plan on repurchasing additional shares of our common stock during the remainder of fiscal 2009.
During the three months ended September 30, 2008, we repurchased approximately 3 thousand shares of our common stock at a cost of approximately $120 thousand. We did not repurchase any shares of our common stock during the three months ended September 30, 2007.

Datascope Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited, in thousands except per share data)
15. Income Taxes
In the first quarter of fiscal 2009, the consolidated effective tax rate for continuing operations was 38.6% compared to 39.0% in the same period last year. The higher tax rate in the first quarter last year reflected the higher tax rate on the gain on the sale of an investment of $13.2 million.
16. Special Items
Special Charges — Fiscal 2009
In connection with Getinge’s proposed acquisition of us, we incurred acquisition related expenses for legal, investment banking and other professional fees of approximately $1.5 million in the first quarter of fiscal 2009.
Gain on Sale of Investment — Fiscal 2008
We had a preferred stock investment of $5.0 million in Masimo Corporation, a former supplier to our Patient Monitoring business. During the first quarter of fiscal 2008, Masimo completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million.
17. Subsequent Event
On October 15, 2008, we transferred approximately $45.2 million to a Grantor Trust (“Trust”) to provide for amounts which may become payable in the future to certain of our executives pursuant to various employment, supplemental benefit and severance agreements upon a change of control of the Company. The funding of the Trust was required as a result of the Merger Agreement entered into on September 15, 2008, providing for the acquisition by Getinge of all of the outstanding shares of our common stock for $53.00 per share.

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
On September 15, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Getinge AB (“Getinge”) and DaVinci Merger Sub, Inc. (“Purchaser”), a wholly-owned subsidiary of Getinge, a company organized under the laws of Sweden. Subject to the terms and conditions of the Merger Agreement, Purchaser has commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of common stock of Datascope at a price of $53.00 per share. Upon completion of the tender offer and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into Datascope, with each outstanding share of our common stock being converted into the right to receive $53.00 in cash. We will survive the merger as a wholly-owned subsidiary of Getinge.
The transaction is subject to customary conditions, including the tender of a majority of the outstanding shares of Datascope common stock into the tender offer, regulatory approvals and the absence of a material adverse change with respect to Datascope. Lawrence Saper, the Chairman of our Board of Directors, Chief Executive Officer and a 17.5% stockholder, entered into a voting agreement, dated September 15, 2008 (the “Voting Agreement”) and has tendered all shares of common stock of Datascope held by him pursuant to the Offer in accordance with the terms of the Voting Agreement. According to a press release issued by Getinge on November 5, 2008, as of the close of business on November 4, 2008, approximately 13,338,318 common stock of Datascope, representing approximately 84% of the total outstanding shares of common stock of Datascope, has been validly tendered and not withdrawn in the Offer.
Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the Offer may not be completed until the expiration of a 15-calendar day waiting period following the filing of the Notification and Report Forms (“HSR Forms”) concerning the Offer with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice, unless the waiting period is extended by a request for additional information or documentary material. Getinge originally filed its HSR Forms with the FTC on September 29, 2008, voluntarily withdrew its HSR Forms on October 14, 2008 and re-filed its HSR Forms with the FTC on October 16, 2008. On October 31, 2008, we announced that we received a Request for Additional Information from the FTC, seeking additional information concerning Getinge’s proposed acquisition of Datascope.
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
Results of Operations
Net Sales (Sales)
Sales increased $8.2 million, or 17%, in the first quarter of fiscal 2009 to $56.2 million compared to $48.0 million in the first quarter of fiscal 2008. Favorable foreign exchange translation increased sales by $1.1 million, or 2%, as a result of the weaker U.S. dollar relative to the Euro and the British Pound, the primary currencies in countries in which we have direct sales subsidiaries.
Sales increased $1.0 million, or 5%, in the United States to $22.6 million, compared to the corresponding period last year, primarily attributable to increased sales in Vascular Products ($0.6 million) and Cardiac Assist products ($0.2 million). Sales in international markets of $33.6 million increased $7.2 million or 27% compared to last year. Favorable foreign exchange translation increased international sales by $1.1 million, or 4%, due to increased sales in Cardiac Assist ($5.5 million) and Vascular products ($1.7 million).

Cardiac Assist
Sales of Cardiac Assist products in the first quarter of fiscal 2009 increased 14% to $45.4 million, primarily reflecting continued strong sales growth in international markets for balloon pumps (41%) and intra-aortic balloons (IABs) (16%).
Sales of the Safeguard device, which grew 20% over last year, has also increased our presence in the cardiac catheterization lab and given our sales representatives additional opportunities to promote the use of IABs.
Favorable foreign exchange translation contributed $0.6 million to Cardiac Assist sales in the first quarter of fiscal 2009.
Vascular Products
Sales of vascular products in the first quarter of fiscal 2009 increased 29% to $10.4 million. The increase was principally due to higher worldwide sales of vascular grafts (34%) and a 16% increase in sales of peripheral vascular stent products. Increased sales of vascular grafts were attributable to higher sales to our exclusive distributor in the United States and an increase in sales to international markets (24%) as market share increased to offset continued growth of less invasive therapies and competitive pricing pressure in the European markets. Favorable foreign exchange translation contributed $0.5 million to vascular product sales in the first quarter of fiscal 2009.
Sales of Genisphere products were $0.4 million in the first quarter of fiscal 2009, compared to $0.3 million in the corresponding period last year.
Gross Profit (Net Sales Less Cost of Sales)
Gross profit increased $5.1 million or 16% in the first quarter of fiscal 2009 primarily as a result of increased sales in the Cardiac Assist Products segment ($5.6 million) and the Vascular Products segment ($2.6 million). Gross margin was 64.8% in the first quarter of fiscal 2009 compared to 65.2% last year. The lower gross margin percentage in the first quarter of fiscal 2009 compared to the same period last year was principally due to a less favorable mix of products as a result of increased sales of lower-margin balloon pumps to international distributors.
Research and Development Expense (R&D)
R&D expense includes new product development and improvements of existing products, as well as expenses for regulatory filings and clinical evaluations. R&D expense was $5.0 million in the first quarter of fiscal 2009, equivalent to 9.0% of sales, compared to $5.0 million or 10.3% of sales last year.
R&D expense for the Cardiac Assist Products segment was $2.6 million in the first quarter of fiscal 2009 compared to $2.8 million last year, with the decrease primarily due to higher capitalization of balloon pump software development costs this year, which reduced R&D expenses compared to the prior year ($0.1 million).

R&D expense for the Vascular Products segment was $1.3 million in the first quarter of fiscal 2009 compared to $1.1 million in the corresponding period last year, with the increase primarily attributable to increased new product development costs ($0.2 million) and unfavorable foreign currency translation ($0.1 million)
The balance of consolidated R&D is in the Corporate and Other segment and amounted to $1.1 million in fiscal 2009, unchanged compared to the corresponding period last year. Corporate and Other R&D includes corporate design, technology, regulatory and Genisphere R&D expenses.
Selling, General & Administrative Expense (SG&A)
Total SG&A expense was $24.6 million in the first quarter of fiscal 2009, or 43.8% of sales, compared to $20.4 million, or 42.7% of sales.
SG&A expense for the Cardiac Assist Products segment of $19.3 million, increased $2.5 million or 15% in the first quarter of fiscal 2009 primarily attributable to increased selling and clinical expenses ($1.0 million) related to increased headcount and the AMI clinical study, higher corporate allocation ($1.0 million) and unfavorable foreign currency translation ($0.3 million). As a percentage of segment sales, SG&A expense was 42.5% in the first quarter of fiscal 2009 compared to 42.3% in the corresponding period last year.
SG&A expense for the Vascular Products segment of $6.1 million, increased $1.7 million or 37% in the first quarter of fiscal 2009 primarily attributable to unfavorable foreign currency translation ($0.5 million), increased profit sharing expense ($0.2 million) and higher corporate allocation ($0.7 million). As a percentage of segment sales, SG&A expense was 59.1% in the first quarter of fiscal 2009 compared to 55.5% in the corresponding period last year.
Segment SG&A expense includes allocated corporate G&A charges. The higher corporate allocations noted above in the Cardiac Assist and Vascular Products segments were primarily attributable to increased corporate expenses for bonus ($0.7 million), the addition of a COO ($0.5 million) and increased legal fees ($0.4 million).
The weaker U.S. dollar compared to the Euro and the British Pound increased total SG&A expense by approximately $0.9 million in the first quarter of fiscal 2009.
Special Charges
In connection with Getinge AB’s proposed acquisition of the Company, we incurred acquisition related expenses for legal, investment banking and other professional fees of approximately $1.5 million in the first quarter of fiscal 2009.
Interest Income
Interest income of $1.6 million in the first quarter of fiscal 2009 increased $1.0 million compared to the same period last year due to an increase in the average investment portfolio balance ($259.0 million vs. $43.9 million) partially offset by a decrease in the interest rate yield to 2.3% from 4.3%.
Gain on Sale of Investment
We had a preferred stock investment of $5.0 million in Masimo Corporation, a supplier to our Patient Monitoring business. On August 13, 2007, Masimo completed its initial public offering, and concurrently, we sold substantially all of our investment in Masimo, resulting in a pretax gain on the sale of approximately $13.2 million in the first quarter of fiscal 2008.
Income Taxes
In the first quarter of fiscal 2009, the consolidated effective tax rate for continuing operations was 38.6% compared to 39.0% in the same period last year. The higher tax rate in the first quarter last year reflected the higher tax rate on the gain on the sale of an investment of $13.2 million. Our effective tax rate is generally impacted by changes in the geographic mix of our earnings.
On October 3, 2008, the Emergency Economic Stabilization Act 2008 (“EESA”) was signed into law. The EESA extended the R&D tax credit to December 31, 2009 and is retroactive to January 1, 2008. Our effective tax rate for the first quarter of fiscal 2009 does not reflect the benefit of the R&D tax credit for fiscal 2009 nor the favorable impact of the retroactive provisions of the EESA to January 1, 2008 because the new law was passed after the end of the first quarter of fiscal 2009.
Net Earnings from Continuing Operations
Net earnings from continuing operations were $4.0 million, or $0.25 per diluted share, in the first quarter of fiscal 2009 compared to $11.9 million, or $0.76 per diluted share, in the first quarter of fiscal 2008. The lower earnings in the first quarter of fiscal 2009 was primarily attributable to the after-tax gain on sale of investment of $6.5 million in the first quarter last year.
Net Loss from Discontinued Operations
Net loss from discontinued operations of the PM and IP businesses was $1.7 million in the first quarter of fiscal 2009, and $0.1 million in the same period last year with the increased loss primarily attributable to lower sales in the first quarter of fiscal 2009.
Gain on sale of Discontinued Operations
In the first quarter of fiscal 2009, we recognized a gain on sale of the IP business of $0.6 million, net of tax.
Liquidity and Capital Resources
We consider our cash and cash equivalents, short-term investments and our available unsecured lines of credit to be our principal sources of liquidity.
Cash and cash equivalents and short-term investments at September 30, 2008 were $243.3 million compared to $250.2 million at June 30, 2008. Long-term investments were $23.0 million and $22.8 million at September 30, 2008 and June 30, 2008, respectively. Working capital was $291.4 million at September 30, 2008 compared to $279.2 million at June 30, 2008, and the current ratio was 6.5:1 compared to 4.0:1 at the end of fiscal 2008.
The increase in working capital and the current ratio was primarily due to an increase in cash and cash equivalents ($168.2 million) and a decrease in income taxes payable ($33.4 million), partially offset by a decrease in short-term investments ($175.1 million) and accounts receivable ($16.0 million).

The increase in cash and cash equivalents and the decrease in short-term investments was primarily due to investing the proceeds from a matured Treasury bill into a United States Government money market mutual fund at the end of September 2008.
From a cash and short-term investments perspective, we remain primarily invested in highly-liquid and highly-rated securities, including U.S. treasury securities, U.S. government agency securities, Foreign government treasury securities, and Guaranteed foreign current deposits.
The decrease in accounts receivable was principally due to the lower sales and continued collection of the $30.0 million of PM accounts receivable.
In the first quarter of fiscal 2009, we used $24.3 million of net cash in our operating activities compared to $9.2 million of cash provided from operating activities in the first quarter of the prior year. The decrease in cash provided by operations in the first quarter of fiscal 2009 was primarily attributable to a reduction in income taxes payable as a result of the payment of taxes related to the gain on sale of the PM business in the fourth quarter last year.
In the first quarter of fiscal 2009, we provided a net $191.4 million of cash from investing activities. Net sales and maturities of investments yielded $178.3 million and proceeds from the sale of the IP business added $21.0 million of cash. These $199.3 million of proceeds were spent on $3.5 million of investment purchases, $3.6 million of capital expenditures and technology and $0.6 million of capitalized software.
In the first quarter of fiscal 2009, we provided a net $3.1 million of cash from financing activities, primarily from $2.9 million of proceeds from the exercise of stock options and $0.3 million of excess tax benefits to be realized from stock-based awards.
At September 30, 2008, we had available unsecured lines of credit totaling approximately $101.0 million, with interest payable at LIBOR-based rates, determined by the borrowing period. Of the total available, $25.0 million expires in October 2008 and $50.0 million expires in March 2009. We also have $26.0 million in credit lines with no expiration date. These lines of credit are renewable annually at the option of the banks. The $25.0 million credit line that expired in October 2008 was not renewed by the bank. We plan to seek renewal of all other lines of credit.
We purchased approximately 2,500 shares of our common stock during the first quarter of fiscal year 2009. We have a remaining balance of $1.0 million available under the stock repurchase program authorized by the Board of Directors on May 16, 2001. Due to the pending merger, we do not plan on repurchasing additional shares of our common stock during the remainder of fiscal 2009.
On September 15, 2006, the Board of Directors approved an additional stock repurchase program for $40 million of our common stock. Purchases under this program may be made from time to time on the open market or in privately negotiated transactions, and may be discontinued at any time at the discretion of the Company.
On September 16, 2008, the Board of Directors declared a quarterly cash dividend of $0.10 per share, which was paid on October 15, 2008 to stockholders of record as of October 1, 2008.
We believe that our existing cash and investment balances, future cash generated from operations and existing credit facilities will be sufficient to meet our projected working capital, capital and investment needs. The moderate rate of current United States and European inflation has not significantly affected the Company.

Subsequent Event
On October 15, 2008, we transferred approximately $45.2 million to a Grantor Trust (“Trust”) to provide for amounts which may become payable in the future to certain of our executives pursuant to various employment, supplemental benefit and severance agreements upon a change of control of the Company. The funding of the Trust was required as a result of the Merger Agreement entered into on September 15, 2008, providing for the acquisition by Getinge of all of the outstanding shares of our common stock for $53.00 per share
Information Concerning Forward Looking Statements
The statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not strictly historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbors provided therein. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Many of these risks cannot be predicted or quantified and are at least partly outside our control. The forward-looking statements included in this press release are made only as of the date of this report and the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances.
Critical Accounting Policies
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. We regularly evaluate our estimates and assumptions on an on-going basis and adjust as necessary to accurately reflect current conditions. These estimates and assumptions are based on current and historical experience, on information from third party professionals and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies include Revenue Recognition, Allowance for Doubtful Accounts, Inventory Valuation, Income Taxes and Pension Plan Actuarial Assumptions, as disclosed in our Form 10-K for the fiscal year ended June 30, 2008.
Recent Accounting Pronouncements
On July 1, 2008, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The Task Force concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion, based on the substantive agreement with the employee. The Task Force also concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Supplemental Benefits Plan for the Chairman and Chief Executive Officer, Mr. Lawrence Saper, provides survivor benefits in the form of a $10 million life insurance policy, maintained pursuant to a collateral assignment split-dollar agreement among Mr. Saper, the Company and a trust for the benefit of Mr. Saper’s family. At adoption date, we recognized a $3.5 million noncurrent liability for the present value of the premium reimbursement through a cumulative effect adjustment to retained earnings. The noncurrent liability is reflected in other liabilities in our condensed consolidated balance sheet.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value” as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy to be used to classify the source of information used in fair value measurements, new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy and a modification of the long-standing accounting presumption that the transaction price of an asset or liability equals its initial fair value. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the provisions of SFAS 157 relating to nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (our fiscal year 2010 beginning July 1, 2009). Accordingly, we adopted the required provisions of SFAS 157 at the beginning of our fiscal 2009 (July 1, 2008) and the remaining provisions will be adopted at the beginning of our fiscal 2010. The fiscal 2009 adoption did not result in a material impact to our consolidated financial statements, but it did result in certain additional disclosures. We are currently evaluating the impact of adopting the remaining parts of SFAS 157 on our consolidated financial statements. See Note 12 for additional information (disclosure) related to the impact of adopting SFAS 157.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement provides an option to report selected financial assets and liabilities at fair value. In addition, SFAS 159 establishes presentation and disclosure requirements for those assets and liabilities which the registrant has chosen to measure at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009 beginning July 1, 2008). We have not elected the fair value option for eligible items that existed at the beginning of our fiscal 2009.
In December 2007, the FASB issued SFAS No. 160, (“SFAS 160”) Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal year 2010 beginning July 1, 2009). We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
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
In March 2008, the FASB issued Statement No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS161”), which is effective for fiscal years beginning after November 15, 2008 (our fiscal year 2010 beginning July 1, 2009). Statement 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We are currently evaluating the impact of adopting SFAS 161, but do not anticipate that the provisions of SFAS 161 will have a material impact on our consolidated financial statements.

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
None of our foreign currency forward exchange contracts are designated as economic hedges of our net investment in foreign subsidiaries. As a result, no foreign currency transaction gains or losses were recorded in accumulated other comprehensive loss for the three-month periods ended September 30, 2008 and 2007.
As of September 30, 2008, we had a notional amount of $11.1 million of foreign exchange forward contracts outstanding, denominated in Euros and $8.0 million in Yen. The foreign exchange forward contracts generally have maturities that do not exceed 12 months and require us to exchange foreign currencies for United States dollars at maturity, at rates agreed to when the contract is signed.
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
During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On March 18, 2005, Johns Hopkins University and Arrow International, Inc. filed a complaint in the United States District Court for the District of Maryland, seeking a permanent injunction and damages for patent infringement. They alleged that our ProLumen Rotational Thrombectomy System infringed one or more claims of their U.S. patents 5,766,191 and 6,824,551. A jury trial took place in late June 2007 that resulted in a finding that the ProLumen product infringed one or more claims of each of the these patents, that we owed approximately $690,000 in damages to the plaintiffs and an injunction was issued precluding us from further selling the ProLumen product. We filed a Notice of Appeal regarding the lower court’s decision and were successful on appeal in overturning the lower court’s findings. However, on October 16, 2008, the plaintiffs requested a rehearing of the decision on appeal. That requested rehearing was denied on November 10, 2008.
On September 22, 2008, a complaint was filed in New Jersey state court against Datascope, each of Datascope’s directors, Purchaser and Parent. The complaint alleges breach of fiduciary duties by Datascope’s directors by entering into the Merger Agreement and failing to make adequate disclosure about the merger, and alleges that Purchaser and Parent aided and abetted these breaches. The action, captioned Stationary Engineers Local 39 Pension Trust Fund, et al. v. Datascope, et al. (Docket No. BER-C-352-08, Superior Court of New Jersey, Chancery Division, Bergen County), seeks to bring claims on behalf of one stockholder and an alleged class of other public stockholders of Datascope, seeking, among other things, (a) injunctive relief with respect to the proposed transactions under the Merger Agreement, (b) a declaration that the directors of Datascope have breached their fiduciary duty to Datascope and its stockholders; and (c) an award of fees, expenses and costs to plaintiff and its counsel. Datascope and its directors believe that the claims set forth in the complaint are without merit and intend to defend against this action vigorously.
On September 26, 2008, a second complaint was filed in New Jersey state court against Datascope, each of Datascope’s directors, Purchaser and Parent. The complaint alleges breach of fiduciary duties by Datascope’s directors by entering into the Merger Agreement and failing to make adequate disclosure about the merger, and alleges that Purchaser and Parent aided and abetted these breaches. The action, captioned Alfred DiMaggio, et al. v. Datascope, et al. (Docket No. BER-C-373-08), was filed in Superior Court of New Jersey, Chancery Division, Bergen County, and seeks to bring claims on behalf of an individual and an alleged class of public stockholders of Datascope, seeking, among other things, (a) injunctive relief with respect to the proposed transactions under the Merger Agreement, (b) in the event that the transactions contemplated by the Merger Agreement are consummated prior to the entry of the court’s final judgment, rescission of the transaction or an award of recissionary damages, (c) an accounting for all damages caused by the defendants and an accounting for all profits and special benefits obtained as a result of their breach of fiduciary duties, and (d) an award of fees, expenses and costs to plaintiff and its counsel. Datascope and its directors believe that the claims set forth in the complaint are without merit and intend to defend against this action vigorously.
The two actions have now been consolidated and are known as In re Datascope Shareholder Litigation (BER-C-352-8).

Subsequently, on October 28, 2008, the New Jersey state court entered an order in the consolidated action denying plaintiffs’ motion for a preliminary injunction to enjoin the close of the Offer until the Company disclosed additional information in the Schedule 14D-9 that plaintiffs asserted was material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on repurchases by the Company of its common stock during the first quarter of fiscal 2009.

				Total Value of Shares
	Total		Total Number of Shares	that May Yet Be
	Number of	Average	Purchased as a Part of	Purchased Under the
	Shares	Price	Publicly Announced	Programs
Fiscal Period	Purchased	Per Share	Programs	($ 000’s)
07/01/08 — 07/31/08	—	$—	—	$41,103
08/01/08 — 08/31/08	2,459	$48.92	2,459	$40,983
09/01/08 — 09/30/08	—	$—	—	$40,983

Total	2,459	$48.92	2,459	$40,983

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

DATASCOPE CORP. Registrant
By:	/s/ Lawrence Saper
Lawrence Saper
Chairman of the Board and Chief Executive Officer

By:	/s/ Hank Scaramelli
Hank Scaramelli
Vice President, Finance and Administration, and Chief Financial Officer

Dated: November 10, 2008